Form 10KSB
period 1995-12-31
BEECHPORT CAPITAL CORP
filed 1996-09-12
CIK 855372

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549

                                  FORM 10-KSB

     [X]     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
             SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

             For the Fiscal Year ended: December 31, 1995

                                      OR

     [ ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
             OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

             For the transition period from: _____ to _____

                         Commission File No. 33-31067

                         BEECHPORT CAPITAL CORP.
       (Exact Name of Small Business Issuer as Specified in its Charter)

           COLORADO                                       84-1137359
(State or Other Jurisdiction of                    (I.R.S. Employer Identi-
Incorporation or Organization)                         fication Number)

              16178 East Prentice Place, Aurora, Colorado 80015
         (Address of Principal Executive Offices, Including Zip Code)

Issuer's Telephone Number, Including Area Code:  (303) 690-6787

Securities Registered Pursuant to Section 12(b) of the Act:  None.

Securities Registered Pursuant to Section 12(g) of the Act:

                          COMMON STOCK, NO PAR VALUE
                               (Title of Class)

Check whether the Issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.     Yes [ ]   No [X]

Check if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained in this Form, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

State Issuer's revenues for its most recent fiscal year:  $-0-.

As of September 9, 1996, 1,200,000 shares of common stock were outstanding.

Documents incorporated by reference:  NONE.

Transitional Small Business Disclosure Format (check one):  Yes __   No X

                                    PART I

ITEM 1.  DESCRIPTION OF BUSINESS.

GENERAL

     Beechport Capital Corp. (the "Company") was incorporated under the laws of the State of Colorado on January 24, 1989 under the name Coalmont, Inc.
The name of the Company was changed to MCC Holdings, Inc. on August 14, 1992, and changed again to Beechport Capital Corp. on January 10, 1996. The Company was originally formed for the primary purpose of seeking out acquisitions of properties, businesses or merger candidates, without limitation as to the nature of the business operations or geographic area of the acquisition candidate. From inception through the date of completion of its initial public offering of securities, the Company's activities were directed toward the acquisition of operating capital.

     The Company sold 10,000 Units (each "Unit" consisting of common stock and Class A and Class B Warrants) at $10.00 per Unit, for net proceeds of $50,054 in a public offering which closed on March 20, 1991. The Class A and B Warrants are exercisable at $8.80 and $13.20 per share, respectively. The expiration date of such Warrants has been extended to September 25, 1996.

     On June 5, 1992, the Company issued 6,500,000 shares of its Common Stock to the holders of 100% of the outstanding common stock of a leasing company, to which it also loaned $50,000. During the period from June 6, 1992 to December 31, 1993 the Company was under the management of the leasing company officers, which expended all of the cash of the Company and failed to file the required periodic reports with the Securities and Exchange Commission.

     On December 31, 1993, pursuant to a mutual unwinding agreement, the 6,500,000 shares of common stock were returned and canceled. The $50,000 loan repayment was written-off, resulting in a bad debt to the Company and the Company's investment in the leasing company was returned to its original officers and directors.

     On December 6, 1995, the Company effected a two for one stock split of the shares of the Company's Common Stock outstanding. All financial information and share data in this Prospectus gives retroactive effect to this forward split.

     Since the Company does not have any cash, it must locate a potential acquisition or merger candidate that is only interested in the liquidity of a public company.

     The Company's offices are located at 16178 East Prentice Place, Aurora, Colorado 80015, and its telephone number is (303) 690-6787.

DESCRIPTION OF BUSINESS

     The Company believes it has insufficient capital with which to finance cash acquisitions of other business entities. Accordingly, the Company will be incapable of acquiring the assets or business of other entities except in those instances where the Company exchanges its common stock with stock held by the target company and/or the target company's shareholders. Another possibility, although less likely, is that the Company may give its common stock to a target in exchange for the target's assets. Management expects that an exchange of the Company's common stock in a merger or acquisition, if ever, would require the Company to issue a substantial number of shares of its common stock. Accordingly, the percentage of common stock held by the Company's then-shareholders would be reduced as a result of the increased number of shares of common stock issued and outstanding following any such merger or acquisition.

     The Company expects to continue to concentrate primarily on the identification and evaluation of prospective merger or acquisition "target" entities including private companies, partnerships or sole proprietorships. The Company does not intend to act as a general or limited partner in connection with partnerships it may merge with or acquire. Management has not identified any particular area of interest within which the Company will continue its efforts.

     Management contemplates that the Company will seek to merge with or acquire a target company with either assets or earnings, or both, and that preliminary evaluations undertaken by the Company will assist in identifying possible target companies. The Company has not established a specific level of earnings or assets below which the Company would not consider a merger or acquisition with a target company. Moreover, management may identify a target company which is generating losses which it will seek to acquire or merge with the Company. The merger with or acquisition of a target company which is generating losses or which has negative shareholders' equity may have a material adverse affect on the price of the Company's common stock. There is no assurance, if the Company acquires a target company with assets or earnings, or both, that the price of the Company's common stock will increase.

PLAN OF ACQUISITION

     The Company will follow a systematic approach to identify its most suitable acquisition candidates.

     First, management will continue to concentrate on identifying any number of preliminary prospects which may be brought to the attention of management through present associations or by virtue of the very limited advertising campaign the Company will conduct. Management will then apply certain of its broad criteria to the preliminary prospects. Essentially, this will entail a determination by management as to whether or not the prospects are in an industry which appears promising and whether or not the prospects themselves have potential within their own industries. During this initial screening process, management will ask and receive answers to questions framed to provide appropriate threshold information, depending upon the nature of the prospect's business. Such evaluation is not expected to be an in-depth analysis of the target company's operations although it will encompass to look at most, if not all, of the same areas to be examined once one or more target companies are selected for an in-depth review. For instance, at this stage management may look at a prospect's unaudited balance sheet. Once a prospect is selected for an in-depth review, management will review the prospect's audited financial statements. Nevertheless, management anticipates this evaluation will provide a broad overview of the business of the target company and should allow a large percentage of preliminary prospects to be eliminated from further consideration.

     Management expects to enter into further negotiations with target company management following successful conclusion of financial and evaluation studies. Negotiations with target company management will be expected to focus on the percentage of the Company which target company shareholders would acquire in exchange for their shareholdings in the target company. Depending upon, among other things, the target company's assets and liabilities, the Company's shareholders will in all likelihood hold a lesser percentage ownership interest in the Company following any merger or acquisition. The percentage ownership may be subject to significant reduction in the event the Company acquires a target company with substantial assets. Any merger or acquisition effected by the Company can be expected to have a significant dilutive effect on the percentage of shares held by the Company's then-shareholders.

     The final stage of any merger or acquisition to be effected by the Company will require the Company to retain the services of its counsel and a qualified accounting firm in order to properly effect the merger or acquisition. The Company may be expected to incur significant legal fees and accounting costs during the final stages of a merger or acquisition. Also, if the merger or acquisition is successfully completed, management anticipates that certain costs will be incurred for public relations, such as the dissemination of information to the public, to the shareholders and to the financial community. If the Company is unable to complete the merger or acquisition for any reason, the Company's capital may be substantially depleted if legal fees and accounting costs have been incurred. Management intends to retain legal and accounting services only on an as-needed basis in the latter stages of a proposed merger or acquisition.

     Management anticipates that the Company may have to seek additional financing in order to continue operations.

COMPETITION

     The Company is and will remain an insignificant participant among the firms that engage in mergers with and acquisitions of privately financed entities. Many established venture-capital and financial concerns have significantly greater financial and personnel resources and technical expertise than the Company. In view of the Company's limited financial resources and limited management availability, the Company will continue to be at a significant disadvantage compared to the Company's competitors.

EMPLOYEES

     The Company has no full time employees. Its officers devote as much time as is necessary to conduct the Company's business.

ITEM 2.  DESCRIPTION OF PROPERTY.

     Since December 31, 1993, the Company has maintained its office in space provided by Timothy J. Brasel, the Company's President, at no charge. The Company owns no real property.

ITEM 3.  LEGAL PROCEEDINGS.

     There are no pending legal proceedings, and the Company is not aware of any threatened legal proceedings to which the Company is a party.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     At a Special Meeting of Shareholders on December 27, 1995, the Company's Shareholders approved (1) an amendment to the Company's Articles of Incorporation to change the Company's name to Beechport Capital Corp., and (2) a proposed two for one (2 for 1) forward split of the Company's Common Stock.

                                  PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

     (a) MARKET INFORMATION. To the best of management's knowledge, no public market for any securities of the Company has existed since the completion of the Company's initial public offering in March of 1991, and no firm has undertaken to make a market in the Company's Units or other securities since completion of its public offering.

     (b) APPROXIMATE NUMBER OF HOLDERS OF COMMON STOCK. The number of record holders of the Company's no par value common stock at September 10, 1996, was approximately 40. This does not include shareholders who hold stock in their accounts at broker/dealers.

     (c) DIVIDENDS. No dividends have been declared or paid by the Company since inception.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS.

     During the fiscal year ended December 31, 1995, the Company engaged in no significant operations other than the search for, and identification and evaluation of, possible acquisition candidates. No revenues were received by the Company during the fiscal year other than a limited amount of interest income. The Company experienced a net loss of $(11,125) during the fiscal year ended December 31, 1995, which was primarily the result of the legal and accounting costs of compliance with the reporting requirements of the securities laws, and general and administrative expenses.

     For the remainder of the current fiscal year, the Company anticipates losses similar in magnitude to those experienced historically. Should the Company intensify its search for an acquisition candidate, however, losses are likely to accrue at a greater rate than experienced historically. The Company anticipates that until a business combination is completed with an acquisition candidate, it will not generate revenues other than interest income, and may continue to operate at a loss after completing a business combination, depending upon the performance of the acquired business.

     As of December 31, 1995, the Company had no material commitments for capital expenditures.

ITEM 7.  FINANCIAL STATEMENTS.

     The financial statements are set forth on pages F-1 through F-8 hereto.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING FINANCIAL DISCLOSURE.

    There have been no disagreements between the Company and its independent accountants on any matter of accounting principles or practices or financial statement disclosure since the Company's inception.

                                 PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

     The Directors and Executive Officers of the Company are as follows:

           NAME            AGE                POSITION

     Timothy J. Brasel     37        President, Secretary, Treasurer
                                     and Director

     Timothy J. Brasel has served as the Company's sole Officer and Director since December 31, 1995. From December 31, 1993 to December 31, 1995, he served as President and a Director, and from January 24, 1989 (inception) to
June 5, 1992 he served as a Director.   He also serves as President and a
Director of three other publicly-held "shells": Capital 2000, Inc., Universal Capital Corporation, and High Hopes, Inc. Mr. Brasel has served as President of a number of other publicly-held, blind-pool companies, including Prentice Capital, Inc. (March 1990 - August 1994); Eagle Eye Enterprises, Inc. (July 1987 - October 1994); Extare Corporation; Brasel Ventures (March 1990 - August
1993); Eagle Vision, Inc. (July 1987 - April 1990); L.I. Inc. (November 1988 - June 1990); and Fox Ridge Capital, Inc. (February 1987 - March 1989). Since 1987, Mr. Brasel has also served as President and a director of Bleu Ridge Consultants, Inc., a business and management consulting firm in Denver, Colorado. Mr. Brasel received a Bachelor of Science Degree in Business Administration from Morningside College, Sioux City, Iowa, in 1980.

     All Directors of the Company hold office until the next annual meeting of the shareholders and until their successors have been elected and qualified.

     The Officers of the Company are elected by the Board of Directors at the first meeting after each annual meeting of the Company's shareholders, and hold office until their death, or until they shall resign or have been removed from office.

     The date of the next annual meeting of the Company will be determined by the Company's Board of Directors in accordance with Colorado law.

ITEM 10.  EXECUTIVE COMPENSATION.

     The Company's sole Officer and Director currently receives no salary from the Company.

     It is possible that the Company's Officers and Directors will sell part or all of their shares of the Company's Common Stock pursuant to the successful completion of a potential acquisition of a business opportunity. However, this is dependent upon arm's length negotiations between the Company's Officers and Directors and management of the potential merger entity. There currently is no agreement or understanding of any kind whereby Officers and Directors of the Company will dispose of part or all of their shares of the Common Stock of the Company pursuant to an acquisition of the business opportunity.

     The Company has no retirement, pension, profit-sharing or insurance or medical reimbursement plans covering its Officers and Directors.

INCENTIVE STOCK OPTION PLAN

     On January 24, 1989, the Company adopted an Incentive Stock Option Plan (the "Plan") under which options granted are intended to qualify as "incentive stock options" under Section 422A of the Internal Revenue Code of 1986, as amended (the "Code"). Pursuant to the Plan, options to purchase up to 10,000,000 shares of the Company's Common Stock may be granted to employees of the Company. The Plan is administered by the Board of Directors, which is empowered to determine the terms and conditions of each option, subject to the limitation that the exercise price cannot be less than the market value of the common Stock on the date of the grant (110% of the market value in the case of options granted to an employee who owns 10% or more of the Company's outstanding Common Stock) and no option can have a term in excess of 10 years (5 years in the case of options granted to employees who own 10% or more of the Company's Common Stock). As of the date hereof, no options have been granted under this Plan.

     It is possible that the Company's sole Officer and Director will sell part or all of his shares of the Company's Common Stock pursuant to the successful completion of a potential acquisition of a business opportunity. However, this is dependent upon arm's-length negotiations between the Company's Officer(s) and Director(s) and management of the potential merger entity. There is currently no agreement or understanding of any kind whereby the sole Officer and Director of the Company will dispose of part or all of his shares of the Common Stock of the Company pursuant to an acquisition of a business opportunity.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     The following table sets forth, as of September 10, 1996, the stock ownership of each person known by the Company to be the beneficial owner of five percent or more of the Company's Common Stock, each Director individually and all Directors and Officers of the Company as a group:

                                 AMOUNT AND
NAME AND ADDRESS                 NATURE OF BENE-             PERCENT
OF BENEFICIAL OWNER              FICIAL OWNERSHIP            OF CLASS

Ronald J. Corbett                    198,866<FN1><FN5>         14.2%
276 Northview Place, N.E.
Cedar Rapids, IA  52402

Timothy J. Brasel                  1,214,212<FN2><FN5>         61.2%
16178 E. Prentice Place
Aurora, CO  80015

Susan A. Brasel                      332,368<FN3><FN5>         22.0%
16178 E. Prentice Place
Aurora, CO  80015

Paul H. Dragul                       100,000<FN4>               8.0%
950 East Harvard, No. 500
Denver, CO  80210

All Directors and                  1,214,212<FN2><FN5>         61.2%
Officers as a Group
(1 Person)
_______________

<FN1>
Includes 113,638 shares of Common Stock underlying Class A Common Stock Purchase Warrants, and 85,228 shares of Common Stock underlying Class B Common Stock Purchase Warrants.
<FN2>
Includes 430,520 shares of Common Stock held of record by Brasel Family Partners, Ltd., 227,274 shares of Common Stock underlying Class A Common Stock Purchase Warrants, and 170,456 shares of Common Stock underlying Class B Common Stock Purchase Warrants held of record by Brasel Family Partners, Ltd., a limited partnership of which Mr. Brasel is the general partner, by virtue of which Mr. Brasel may be deemed to be a beneficial holder of such shares. Also includes 100,000 shares held by Brasel Charitable Remainder Trust; 21,000 shares held by the Charitable Remainder Trust of Mary Jane Brasel; 21,000 shares held by the Charitable Remainder Trust of Susan Anne Brasel; 50,000 shares held by the Charitable Remainder Trust of Timothy J. Brasel; 90,000 shares held by the S.A. Brasel Charitable Remainder Trust; 102,598 shares held by Bleu Ridge Consultants Profit Sharing Plan and Trust; and 1,364 shares held by Mary Jane Brasel and Timothy J. Brasel as trustees for the benefit of Susan Anne Brasel. Mr. Brasel is trustee of each of the above trusts.
<FN3>
Includes 21,138 shares of Common Stock, 113,638 shares of Common Stock underlying Class A Common Stock Purchase Warrants, and 85,228 shares of Common Stock underlying Class B Common Stock Purchase Warrants held of record by Nasus Lesarb, Ltd., a limited partnership of which Ms. Brasel is the general partner and may be therefore deemed to be a beneficial holder of such shares. Also includes 21,000 shares held by Charitable Remainder Trust of Susan Anne Brasel; 90,000 shares held by S.A. Brasel Charitable Remainder Trust; and 1,364 shares held by Mary Jane Brasel and Timothy J. Brasel as trustees for the benefit of Susan Anne Brasel.
<FN4>
Includes 50,000 shares held directly by Dr. Dragul and 50,000 shares held in the name of Dr. Dragul's IRA.
<FN5>
Each Class A Common Stock Purchase warrant entitles the holder to purchase one share of Common Stock at an exercise price of $8.80 per share during the period ending September 25, 1996. Each Class B Common Stock Purchase Warrant entitles the holder to purchase one share of Common Stock at an exercise price of $13.20 per share during the period ending September 25, 1996.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     On June 5, 1992, the Company issued 6,500,000 shares of its Common Stock to the holders of 100% of the outstanding common stock of a leasing company, to which it also loaned $50,000. During the period from June 6, 1992 to December 31, 1993 the Company was under the management of the leasing company officers, which expended all of the cash of the Company and failed to file the required periodic reports with the Securities and Exchange Commission.

     On December 31, 1993, pursuant to a mutual unwinding agreement, the 6,500,000 shares of common stock were returned and cancelled. The $50,000 loan repayment was written-off, resulting in a bad debt to the Company and the Company's investment in the leasing company was returned to its original officers and directors.

     Timothy J. Brasel, the Company's sole Officer and Directors, was a Director of the Company prior to the Company's acquisition of the leasing company.

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K.

     (a)  3. EXHIBITS.

EXHIBIT
NUMBER      DESCRIPTION                    LOCATION

 3          Articles of Incorporation,     Incorporated by reference to
            as amended                     Registrant's Form S-18 Registration
                                           Statement (No. 33-31067)

 3          Bylaws                         Incorporated by reference to
                                           Registrant's Form S-18 Registration
                                           Statement (No. 33-31067)

     (b) REPORTS ON FORM 8-K. No reports on Form 8-K were filed during the quarter ended December 31, 1995.

                  INDEX TO FINANCIAL STATEMENTS

                     BEECHPORT CAPITAL CORP.

                       FINANCIAL STATEMENTS

                               with

        REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

                    December 31, 1994 and 1995

Report of Independent Certified Public Accountants          F-2

Financial Statements:

     Balance Sheet                                          F-3

     Statements of Operations                               F-4

     Statement of Changes in Stockholders' Equity           F-5

     Statement of Cash Flows                                F-6

     Notes to Financial Statements                          F-7

            REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

The Board of Directors
Beechport Capital Corp.
Aurora, Colorado

We have audited the accompanying balance sheet of Beechport Capital Corp., as of December 31, 1995 and the related statements of operations, stockholders' equity and cash flows for the two years ended December 31, 1994 and 1995. These financial statements are the responsibility of the company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements, referred to above, present fairly, in all material respects, the financial position of Beechport Capital Corp. as of December 31, 1995 and the results of its operations, changes in stockholders' equity and its cash flows for the two years ended December 31, 1994 and 1995, in conformity with generally accepted accounting principles.

                                    By /s/ Schumacher & Associates, Inc.
                                       SCHUMACHER & ASSOCIATES, INC.
                                       Certified Public Accountants
                                       12835 East Arapahoe Road
                                       Tower II, Suite 110
                                       Englewood, CO 80112

February 14, 1996

                         BEECHPORT CAPITAL CORP.

                              BALANCE SHEET
                            December 31, 1995

                                ASSETS

Current Assets:
     Cash                                              $   3,282

     Total Current Assets                              $   3,282

TOTAL ASSETS                                           $   3,282

                      LIABILITIES AND STOCKHOLDERS' (DEFICIT)

Current Liabilities:
     Accounts payable                                  $   2,449

     Total Current Liabilities                             2,449

TOTAL LIABILITIES                                          2,449

Stockholders' Equity:

     Preferred stock, no par value,
       10,000,000 shares authorized,
       none issued and outstanding                             -

     Common Stock, no par value,
       750,000,000 shares authorized,
       1,200,000 shares issued and
       outstanding                                       163,188
     Additional paid-in capital                           13,600
     Accumulated (deficit)                              (175,955)

TOTAL STOCKHOLDERS' EQUITY                                   833

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY             $   3,282

The accompanying notes are an integral part of the financial statements.

                         BEECHPORT CAPITAL CORP.

                        STATEMENTS OF OPERATIONS

                     For the Years Ended December 31,

                                                   1994        1995

Revenue                                         $       -    $      -

Expenses:

   Legal and audit fees                           12,000         1,771
   Stock issued for services                           -         4,500
   Other                                             752         4,854

                                                  12,752        11,125

Net (Loss)                                      $(12,752)   $  (11,125)

Per Share                                       $   (.02)   $     (.01)

Weighted Average Shares Outstanding              809,514     1,135,000

The accompanying notes are an integral part of the financial statements.

                         BEECHPORT CAPITAL CORP.

             STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
           From December 31, 1993 through December 31, 1995

                            COMMON STOCK     ADDITIONAL   ACCUMU-
                            NO.               PAID-IN      LATED
                          SHARES    AMOUNT    CAPITAL    (DEFICIT)  TOTAL
Balance at
  December 31, 1993       549,028  $138,478   $13,600   $(152,078) $      -

Common stock issued
  for cash                200,000     2,000         -           -     2,000

Common stock issued
  for cash                320,972     3,210         -           -     3,210

Net loss-year ended
  December 31, 1994             -         -         -     (12,752)  (12,752)

Balance at
  December 31, 1994     1,070,000   143,688    13,600    (164,830)  ( 7,542)

Common stock issued
  for cash                100,000    15,000         -           -    15,000

Common stock issued
  for services             30,000     4,500         -           -     4,500

Net loss-year ended
  December 31, 1995             -         -         -     (11,125)  (11,125)

Balance at
  December 31, 1995     1,200,000  $163,188   $13,600   $(175,955) $    833

The accompanying notes are an integral part of the financial statements.

                         BEECHPORT CAPITAL CORP.

                        STATEMENTS OF CASH FLOWS

Cash Flows from Operating Activities:
    Net (loss)                                    $(12,752)   $(11,125)
    Stock issued for services                            -       4,500
    Increase in accounts payable
      and accrued expenses                               -       2,449

Net Cash (Used in) Operating Activities            (12,752)     (4,176)

Cash Flows from Investing Activities                     -           -

Net Cash Provided by Investing Activities:
    Advances from related parties                    9,456           -
    Repayment of advances                           (1,000)     (8,456)
    Common stock issued for cash                     5,210      15,000

Net Cash Provided by Financing Activities           13,666       6,544

Increase in Cash                                       914       2,368

Cash, Beginning of Period                                -         914

Cash, End of Period                               $    914    $  3,282

Interest Paid                                     $    566    $    591

Income Taxes Paid                                 $      -    $      -

The accompanying notes are an integral part of the financial statements.

                         BEECHPORT CAPITAL CORP.

                      NOTES TO FINANCIAL STATEMENTS
                        December 31, 1994 and 1995

(1)  SUMMARY OF ACCOUNTING POLICIES

A summary of the significant accounting policies consistently applied in the preparation of the accompanying financial statements follows:

     (a)  NATURE OF OPERATIONS.

The Company was organized as a Colorado corporation on January 24, 1989, in order to evaluate, structure and complete a business combination. During 1994 and 1995 the Company has been in the process of reorganizing the Company's financial affairs after the unwinding of a business combination. The unwinding was effective December 31, 1993 (See Note 2). The Company has selected December 31 as its year end.

(b)  PER SHARE INFORMATION

Per share information is based upon the weighted average number of shares outstanding during the period.

(c)  INCOME TAXES

As of December 31, 1995, the Company had net operating losses available for carry-over to future years of approximately $176,000, expiring in 2010. Utilization of these carryovers may be limited if there is a change in control of the Company. As of December 31, 1995 the Company has total deferred tax assets of approximately $26,000 due to operating loss carryforwards. However, because of the uncertainty of potential realization of these tax assets, the company has provided a valuation allowance for the entire $26,000. Thus, no tax assets have been recorded in the financial statements as of December 31, 1995.

(d)  STOCK SPLIT

Effective December 6, 1995 the Company effected a two-for-one stock split. All references to common stock in the financial statements have been retroactively adjusted for the reverse stock split.

(e)  USE OF ESTIMATES IN THE PREPARATION OF FINANCIAL STATEMENTS

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

(2)  UNWINDING OF BUSINESS COMBINATION AGREEMENT

Effective June 5, 1992 the Company entered into a business combination agreement with a leasing company. The Company issued 6,500,000 shares of its common stock in exchange for the leasing company. The Company also loaned approximately $50,000 to the leasing company. Pursuant to a mutual unwind agreement, the 6,500,000 shares of common stock were returned and canceled. The $50,000 loan

                         BEECHPORT CAPITAL CORP.

                      NOTES TO FINANCIAL STATEMENTS
                        December 31, 1994 and 1995
                           (Continued)

repayment was written-off, resulting in a bad debt to the company and the Company's investment in the leasing company was returned to its original officers and directors. During the period from June 6, 1992 to December 31, 1993 the Company was under the management of the leasing company officers. All of the cash of the Company was expended and none of the required periodic reports were filed with the Securities and Exchange Commission.

(3)  ADVANCES FROM RELATED PARTY

The Company's President advanced approximately $9,500 to the Company during 1994. Of this amount, $1,000 was repaid during 1994 with the balance repaid during 1995. The Company paid interest of $566 and $591 during 1994 and 1995, respectively on these advances.

(4)  COMMON STOCK ISSUED

On March 20, 1992, the Company completed a public offering of 10,000 units for net proceeds of $50,054. Each unit consisted of common stock and Class A and Class B warrants. The Company also issued warrants to other stockholders. As of December 31, 1995 there are 468,818 Class A warrants and 343,281 Class B warrants outstanding. Class A and B warrants are exercisable at $8.80 and $13.20 per share, respectively. The expiration date of the warrants has been extended to September 25, 1996.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunder duly authorized.

                                   BEECHPORT CAPITAL CORP.

Dated: September 11, 1996          By: /s/ Timothy J. Brasel
                                       Timothy J. Brasel, President

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

SIGNATURE                     TITLE                         DATE

/s/ Timothy J. Brasel         President, Secretary,     September 11, 1996
Timothy J. Brasel             Treasurer (Principal
                              Financial and Account-
                              ing Officer) and
                              Director