Form 10QSB
period 1996-03-31
BEECHPORT CAPITAL CORP
filed 1996-09-12
CIK 855372

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                 FORM 10-QSB

           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended March 31, 1996

                      Commission File Number: 33-31067

                          BEECHPORT CAPITAL CORP.
       ----------------------------------------------------------------
       (Exact name of small business issuer as specified in its charter)

          Colorado                                      84-1137359
- ----------------------------                ---------------------------------
(State of other jurisdiction of             (IRS Employer Identification No.)
 incorporation or organization)

            16178 East Prentice Place, Aurora, Colorado 80015
       ----------------------------------------------------------
       (Address of principal executive offices including zip code)

                              (303) 690-6787
                        --------------------------
                        (Issuer's telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                            Yes ---          No -X-

As of March 31, 1996, 1,200,000 shares of common stock, no par value per share, were outstanding.

Transitional Small Business Disclosure Format (check one): Yes___     No X

                            BEECHPORT CAPITAL CORP.

                                    INDEX

PART I.  FINANCIAL INFORMATION                              Page No.

ITEM I.  Financial Statements

         Balance Sheets as of March 31, 1996
         and December 31, 1995                                  3

         Statements of Operations for the
         Three Months Ended March 31, 1996                      4

         Statements of Cash Flows for the Three
         Months Ended March 31, 1996                            5

         Notes to Financial Statements                          6

         Management's Discussion and Analysis
         or Plan of Operations                                  7

PART II. OTHER INFORMATION                                      7

         Signatures                                             8

                          BEECHPORT CAPITAL CORP.

                              BALANCE SHEETS
                                (Unaudited)

                                  ASSETS

                                                    March 31     December 31
                                                       1996          1995
                                                   -----------    -----------

Current Assets                                      $     652      $   3,282

  Cash                                                    652          3,282

  Total Assets                                      $     652      $   3,282

                   LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:

     Accounts payable                               $   8,493      $   2,449
     Other                                                300              -

  Total Current Liabilities                             8,793          2,449

Stockholders' Equity:

     Preferred Stock, no par value,
          10,000,000 shares authorized
          none issued and outstanding                       -              -
     Common Stock, no par value,
          750,000,000 shares authorized
          1,200,000 shares issued and
          outstanding                                 163,188        163,188
     Additional paid-in capital                        13,600         13,600
     Accumulated deficit                             (184,929)      (175,955)

Total Stockholders' Equity                             (8,141)          (833)

Total Liabilities and Stockholders' Equity           $    652      $   3,282

The accompanying notes are an integral part of the financial statements.

                          BEECHPORT CAPITAL CORP.

                         STATEMENTS OF OPERATIONS
                                (Unaudited)

                Three Months Ended March 31, 1996

     Revenues                                         $        -

     Operating Expenses:

          Professional fees                                6,512
          Other                                            2,462

            Total Operating Expenses                       8,974

     Net Loss                                         $   (8,974)

     Per Share                                        $     (.01)

     Weighted Average Number of Shares Outstanding     1,200,000

The accompanying notes are an integral part of the financial statements.

                           BEECHPORT CAPITAL CORP.

                          STATEMENTS OF CASH FLOWS
                                (Unaudited)

                Three Months Ended March 31, 1996

     Cash Flows Operating Activities:

          Net (loss)                                  $  (8,974)
          Stock issued for services                           -
          Increase in accounts payable                    6,344

       Net Cash (Used in) Operating Activities           (2,630)

     Cash Flows from Investing Activities                     -

     Cash Flows from Financing Activities                     -

     (Decrease) in Cash                                  (2,630)

     Cash, Beginning of Period                            3,282

     Cash, End of Period                              $     652

     Interest Paid                                    $       -

     Income Taxes Paid                                $       -

The accompanying notes are an integral part of the financial statements.

                          BEECHPORT CAPITAL CORP.

                       NOTES TO FINANCIAL STATEMENTS
                         March 31, 1996 (Unaudited)

(1)  CONDENSED FINANCIAL STATEMENTS

The financial statements included herein have been prepared by Beechport Capital Corp. without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted as allowed by such rules and regulations, and Beechport Capital Corp. believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these financial statements be read in conjunction with the December 31, 1995 audited financial statements and the accompanying notes thereto. While management believes the procedures followed in preparing these financial statements are reasonable, the accuracy of the amounts are in some respect's dependent upon the facts that will exist, and procedures that will be accomplished by Beechport Capital Corp. later in the year.

The management of Beechport Capital Corp. believes that the accompanying unaudited condensed financial statements contain all adjustments (including normal recurring adjustments) necessary to present fairly the operations and cash flows for the periods presented.

        MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

     Beechport Capital Corp. (the "Company") was organized as a Colorado corporation on January 24, 1989, in order to evaluate, structure and complete a merger with, or acquisition of, prospects consisting of private companies, partnerships of sole proprietorships. The Company may seek to acquire a controlling interest in such entities in contemplation of later completing an acquisition. The Company is not limited to any operation or geographic area in seeking out opportunities. Management has not identified any particular business or industry within which the Company will seek an acquisition or merger. The Company has not conducted, nor have others made available to it, market research supporting the viability of the Company's proposed operations.

     The Company generated no revenues during the quarter ended March 31, 1996, and management does not anticipate any revenues until following the conclusion of a merger or acquisition, if any, as contemplated by the Company's business plan.

     The Company's capital is limited. The Company anticipates operational costs will be limited until such time as significant evaluation work is undertaken regarding prospective mergers or acquisitions.

     At March 31, 1996, the Company had no material commitments for capital expenditures.

                          PART II OTHER INFORMATION

Item 1.  LEGAL PROCEEDINGS

         None.

Item 2.  CHANGES IN SECURITIES

         None.

Item 3.  DEFAULTS UPON SENIOR SECURITIES

         None.

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.

Item 5.  OTHER INFORMATION

         None.

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

         None.

                                  SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    BEECHPORT CAPITAL CORP.

                                    By:/s/ Timothy J. Brasel
                                       Timothy J. Brasel
                                       President (Chief Executive Officer,
                                       Principal Financial and Accounting
                                       Officer)

Date: September 12, 1996