Form 10QSB
period 1996-06-30
BEECHPORT CAPITAL CORP
filed 1996-09-12
CIK 855372

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                 FORM 10-QSB

           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended June 30, 1996

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

                            Yes ---          No -X-

As of June 30, 1996, 1,200,000 shares of common stock, no par value per share, were outstanding.

Transitional Small Business Disclosure Format (check one): Yes___     No X

                            BEECHPORT CAPITAL CORP.

                                    INDEX

PART I.  FINANCIAL INFORMATION                              Page No.

ITEM I.  Financial Statements

         Balance Sheets as of June 30, 1996
         and December 31, 1995                                  3

         Statements of Operations for the Three
         Months Ended June 30, 1996 and for the
         Six Months Ended June 30, 1996                         4

         Statements of Cash Flows for the Three
         Months Ended June 30, 1996 and for the
         Six Months Ended June 30, 1996                         5

         Notes to Financial Statements                          6

         Management's Discussion and Analysis
         or Plan of Operations                                  7

PART II. OTHER INFORMATION                                      7

         Signatures                                             8

                            BEECHPORT CAPITAL CORP.

                              BALANCE SHEETS
                                (Unaudited)

                                  ASSETS

                                                     June 30     December 31
                                                       1996          1995
                                                   -----------    -----------

Current Assets                                      $     652      $   3,282

  Cash                                                    652          3,282

  Total Assets                                      $     652      $   3,282

                   LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:

     Accounts payable                               $   8,843      $   2,449
     Other                                                300              -

  Total Current Liabilities                             9,143          2,449

Stockholders' Equity:

     Preferred Stock, no par value,
          10,000,000 shares authorized
          none issued and outstanding                       -              -
     Common Stock, no par value,
          750,000,000 shares authorized
          1,200,000 shares issued and
          outstanding                                 163,188        163,188
     Additional paid-in capital                        13,600         13,600
     Accumulated deficit                             (185,279)      (175,955)

Total Stockholders' Equity                             (8,491)          (833)

Total Liabilities and Stockholders' Equity           $    652      $   3,282

The accompanying notes are an integral part of the financial statements.

                          BEECHPORT CAPITAL CORP.

                         STATEMENTS OF OPERATIONS
                                (Unaudited)

                 Three Months Ended June 30, 1996
                       --------------------------------

     Revenues                                         $        -

     Operating Expenses:

          Professional fees                                   31
          Other                                              319

            Total Operating Expenses                         350

     Net Loss                                         $     (350)

     Per Share                                               nil

     Weighted Average Number of Shares Outstanding     1,200,000


                  Six Months Ended June 30, 1996
                        ------------------------------

     Revenues                                         $        -

     Operating Expenses:

          Professional fees                                6,543
          Other                                            2,781

            Total Operating Expenses                       9,324

     Net Loss                                         $   (9,324)

     Per Share                                              (.01)

     Weighted Average Number of Shares Outstanding     1,200,000

The accompanying notes are an integral part of the financial statements.

                           BEECHPORT CAPITAL CORP.

                          STATEMENTS OF CASH FLOWS
                                (Unaudited)

                 Three Months Ended June 30, 1996
                       --------------------------------

     Cash Flows Operating Activities:
          Net (loss)                                  $    (350)
          Stock issued for services                           -
          Increase in accounts payable                      350

       Net Cash (Used in) Operating Activities                -

     Cash Flows from Investing Activities                     -

     Cash Flows from Financing Activities                     -

     Increase in Cash                                         -

     Cash, Beginning of Period                              652

     Cash, End of Period                              $     652

     Interest Paid                                    $       -

     Income Taxes Paid                                $       -


                  Six Months Ended June 30, 1996
                        ------------------------------

     Cash Flows Operating Activities:
          Net (loss)                                  $  (9,324)
          Stock issued for services                           -
          Increase in accounts payable                    6,694

       Net Cash (Used in) Operating Activities           (2,630)

     Cash Flows from Investing Activities                     -

     Cash Flows from Financing Activities                     -

     (Decrease) in Cash                                  (2,630)

     Cash, Beginning of Period                            3,282

     Cash, End of Period                              $     652

     Interest Paid                                    $       -

     Income Taxes Paid                                $       -

The accompanying notes are an integral part of the financial statements.

                          BEECHPORT CAPITAL CORP.

                       NOTES TO FINANCIAL STATEMENTS
                         June 30, 1996 (Unaudited)

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

     The Company generated no revenues during the quarter ended June 30, 1996, and management does not anticipate any revenues until following the conclusion of a merger or acquisition, if any, as contemplated by the Company's business plan.

     The Company's capital is limited. The Company anticipates operational costs will be limited until such time as significant evaluation work is undertaken regarding prospective mergers or acquisitions.

     At June 30, 1996, the Company had no material commitments for capital expenditures.

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