Form 10QSB
period 1996-09-30
BEECHPORT CAPITAL CORP
filed 1996-11-15
CIK 855372

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                 FORM 10-QSB

           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

             For the quarterly period ended September 30, 1996

                      Commission File Number: 33-31067

                          BEECHPORT CAPITAL CORP.
       ----------------------------------------------------------------
       (Exact name of small business issuer as specified in its charter)

          Colorado                                      84-1137359
----------------------------                ---------------------------------
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

                            Yes -X-          No ---

As of September 30, 1996, 1,200,000 shares of common stock, no par value per share, were outstanding.

Transitional Small Business Disclosure Format (check one): Yes___     No X

                            BEECHPORT CAPITAL CORP.

                                    INDEX

PART I.  FINANCIAL INFORMATION                              Page No.

ITEM I.  Financial Statements

         Balance Sheets as of September 30, 1996
         and December 31, 1995                                  3

         Statements of Operations for the Three
         Months Ended September 30, 1996 and for the
         Nine Months Ended September 30, 1996                   4

         Statements of Cash Flows for the Three
         Months Ended September 30, 1996 and for the
         Nine Months Ended September 30, 1996                   5

         Notes to Financial Statements                          6

         Management's Discussion and Analysis
         or Plan of Operations                                  7

PART II. OTHER INFORMATION                                      7

         Signatures                                             8

                          BEECHPORT CAPITAL CORP.

                              BALANCE SHEETS
                                (Unaudited)

                                  ASSETS
                                                 September 30     December 31
                                                     1996            1995
                                                 ------------     -----------
Current Assets                                      $     652      $   3,282

  Cash                                                    652          3,282

  Total Assets                                      $     652      $   3,282

                   LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:

     Accounts payable                               $  11,932      $   2,449
     Other                                                300              -

  Total Current Liabilities                            12,232          2,449

Stockholders' Equity:

     Preferred Stock, no par value,
          10,000,000 shares authorized
          none issued and outstanding                       -              -
     Common Stock, no par value,
          750,000,000 shares authorized
          1,200,000 shares issued and
          outstanding                                 163,188        163,188
     Additional paid-in capital                        13,600         13,600
     Accumulated deficit                             (188,368)      (175,955)

Total Stockholders' Equity                            (11,580)          (833)

Total Liabilities and Stockholders' Equity           $    652      $   3,282

The accompanying notes are an integral part of the financial statements.

                          BEECHPORT CAPITAL CORP.

                         STATEMENTS OF OPERATIONS
                                (Unaudited)

                   Three Months Ended September 30, 1996
                   -------------------------------------
     Revenues                                         $        -

     Operating Expenses:

          Professional fees                                2,600
          Other                                              489

            Total Operating Expenses                       3,089

     Net Loss                                         $   (3,089)

     Per Share                                               nil

     Weighted Average Number of Shares Outstanding     1,200,000


                    Nine Months Ended September 30, 1996
                    ------------------------------------
     Revenues                                         $        -

     Operating Expenses:

          Professional fees                                9,143
          Other                                            3,270

            Total Operating Expenses                      12,413

     Net Loss                                         $  (12,413)

     Per Share                                              (.01)

     Weighted Average Number of Shares Outstanding     1,200,000

The accompanying notes are an integral part of the financial statements.

                         BEECHPORT CAPITAL CORP.

                        STATEMENTS OF CASH FLOWS
                               (Unaudited)

                  Three Months Ended September 30, 1996
                  -------------------------------------
     Cash Flows Operating Activities:
          Net (loss)                                  $  (3,089)
          Stock issued for services                           -
          Increase in accounts payable                    3,089

          Net Cash (Used in) Operating Activities             -

     Cash Flows from Investing Activities                     -

     Cash Flows from Financing Activities                     -

     Increase in Cash                                         -

     Cash, Beginning of Period                              652

     Cash, End of Period                              $     652

     Interest Paid                                    $       -

     Income Taxes Paid                                $       -

                  Nine Months Ended September 30, 1996
                  ------------------------------------
     Cash Flows Operating Activities:
          Net (loss)                                  $ (12,413)
          Stock issued for services                           -
          Increase in accounts payable                    9,783

          Net Cash (Used in) Operating Activities        (2,630)

     Cash Flows from Investing Activities                     -

     Cash Flows from Financing Activities                     -

     (Decrease) in Cash                                  (2,630)

     Cash, Beginning of Period                            3,282

     Cash, End of Period                              $     652

     Interest Paid                                    $       -

     Income Taxes Paid                                $       -

The accompanying notes are an integral part of the financial statements.

                         BEECHPORT CAPITAL CORP.

                      NOTES TO FINANCIAL STATEMENTS
                      September 30, 1996 (Unaudited)

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

The Company generated no revenues during the quarter ended September 30, 1996, and management does not anticipate any revenues until following the conclusion of a merger or acquisition, if any, as contemplated by the Company's business plan.

The Company's capital is limited. The Company anticipates operational costs will be limited until such time as significant evaluation work is undertaken regarding prospective mergers or acquisitions.

At September 30, 1996, the Company had no material commitments for capital expenditures.

                          PART II OTHER INFORMATION

Item 1.  LEGAL PROCEEDINGS

         None.

Item 2.  CHANGES IN SECURITIES

         None.

Item 3.  DEFAULTS UPON SENIOR SECURITIES

         None.

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.

Item 5.  OTHER INFORMATION

         None.

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

    (a)  Exhibit 27 - Financial Data Schedule   Filed herewith electronically

    (b)  Reports on Form 8-K.

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

Date: November 15, 1996