Form 10KSB
period 1996-12-31
BEECHPORT CAPITAL CORP
filed 1997-04-25
CIK 855372

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549

                                  FORM 10-KSB

             ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                 For the Fiscal Year ended: December 31, 1996

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

Check whether the Issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.     Yes [X]   No [  ]

Check if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained in this Form, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

State Issuer's revenues for its most recent fiscal year:  $-0-.

As of December 31, 1996, 1,200,000 shares of common stock were outstanding.

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

     The Company sold 10,000 Units (each "Unit" consisting of common stock and Class A and Class B Warrants) at $10.00 per Unit, for net proceeds of $50,054 in a public offering which closed on March 20, 1991. The Class A and B Warrants are exercisable at $4.40 and $6.60 per share, respectively. The expiration date of such Warrants has been extended to September 25, 1997.

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

     On December 31, 1993, pursuant to a mutual unwinding agreement, the 6,500,000 shares of common stock were returned and canceled. The $50,000 loan repayment was written-off, resulting in a bad debt to the Company and the stock of the leasing company was returned to its original officers and directors.

     During June 1992 the Company effected a one for four hundred and forty (1 for 440) reverse stock split of the Company's common stock outstanding. On December 6, 1995, the Company effected a two for one forward stock split of the shares of the Company's Common Stock outstanding. All financial information and share data in the remainder of this Report gives retroactive effect to these stock splits.

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

COMPETITION

     The Company is and will remain an insignificant participant among the firms that engage in mergers with and acquisitions of privately-held entities. Many established venture-capital and financial concerns have significantly greater financial and personnel resources and technical expertise than the Company. In view of the Company's limited financial resources and limited management availability, the Company will continue to be at a significant disadvantage compared to the Company's competitors.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended December 31, 1996.

                                  PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

     (a) MARKET INFORMATION. To the best of management's knowledge, no public market for any securities of the Company existed from June 23, 1993 to March 27, 1997. The Company's common stock is currently traded in the over-the-counter market, and prices for the common stock are quoted on the OTC Bulletin Board.

     The following table sets forth the high and low closing bid prices of the Company's common stock for the period indicated, as obtained from the National Quotation Bureau. The stock is principally owned or controlled by Officers and Directors of the Company, and the bid prices reported may not be indicative of the value of the common stock. The volume of trading in the Company's common stock has been minimal. These over-the-counter market quotations reflect inter-dealer prices without retail markup, markdown or commissions and may not necessarily represent actual transactions.

     QUARTER ENDED                 HIGH BID       LOW BID
     March 31, 1997                $1.375         $ .375

     (b) APPROXIMATE NUMBER OF HOLDERS OF COMMON STOCK. The number of record holders of the Company's no par value common stock at April 14, 1997, was approximately 42. This does not include shareholders who hold stock in their accounts at broker/dealers.

     (c) DIVIDENDS. No dividends have been declared or paid by the Company since inception.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS.

     During the fiscal year ended December 31, 1996, the Company engaged in no significant operations other than the search for, and identification and evaluation of, possible acquisition candidates. No revenues were received by the Company during the fiscal year other than a limited amount of interest income. The Company experienced a net loss of $(14,917) during the fiscal year ended December 31, 1996, which was primarily the result of the legal and accounting costs of compliance with the reporting requirements of the federal securities laws, and general and administrative expenses.

     For the remainder of the current fiscal year, the Company anticipates losses similar in magnitude to those experienced historically. Should the Company intensify its search for an acquisition candidate, however, losses are likely to accrue at a greater rate than experienced historically. The Company anticipates that until a business combination is completed with an acquisition candidate, it will not generate revenues, and may continue to operate at a loss after completing a business combination, depending upon the performance of the acquired business.

     As of December 31, 1996, the Company had no material commitments for capital expenditures.

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

                              PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

     The Directors and Executive Officers of the Company are as follows:

           NAME            AGE                POSITION
     Timothy J. Brasel     38        President, Secretary, Treasurer
                                     and Director

     Timothy J. Brasel has served as the Company's sole Officer and Director since December 31, 1995. From December 31, 1993 to December 31, 1995, he served as President and a Director, and from January 24, 1989 (inception) to June 5, 1992 he served as a Director. He also serves as President and a Director of six other publicly-held "shells": Aspen Capital, Inc.; Cypress Capital, Inc.; High Hopes, Inc.; Mahogany Capital, Inc.; Universal Capital Corp.; and Walnut Capital, Inc. From March 1990 until September 1994, Mr. Brasel served as President, Secretary, Treasurer and a Director of Prentice Capital, Inc., a publicly-held blank-check company which completed an acquisition of Universal Footcare, Inc. From March 1990 until August 1993, Mr. Brasel was President, Secretary and a Director of Brasel Ventures, Inc., a publicly-held blank-check company, which completed an acquisition of American Pharmaceutical Company. From April 1990 to February 1992, Mr. Brasel served as President, a Director and sole shareholder of Central Securities Transfer Corporation, a stock transfer company which is no longer in business. From July 1987 until May 1990, Mr. Brasel served as President of Eagle Vision, Inc., a publicly-held blank-check company that completed an acquisition of UMA Management Associates, Inc. From November 1988 to June 1990, he also served as President and a Director of L.I. Inc., a publicly-held blank-check company which completed an acquisition of Imaging Management Associates, Inc. Since January 1987, Mr. Brasel has been President and a Director of Bleu Ridge Consultants, Inc., a business and management consulting firm located in Denver, Colorado. Mr. Brasel received a Bachelor of Science Degree in Business Administration from Morningside College, Sioux City, Iowa in 1980.

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

INCENTIVE STOCK OPTION PLAN

     On January 24, 1989, the Company adopted an Incentive Stock Option Plan (the "Plan") under which options granted are intended to qualify as "incentive stock options" under Section 422A of the Internal Revenue Code of 1986, as amended (the "Code"). Pursuant to the Plan, options to purchase up to 45,455 shares of the Company's Common Stock may be granted to employees of the Company. The Plan is administered by the Board of Directors, which is empowered to determine the terms and conditions of each option, subject to the limitation that the exercise price cannot be less than the market value of the common Stock on the date of the grant (110% of the market value in the case of options granted to an employee who owns 10% or more of the Company's outstanding Common Stock) and no option can have a term in excess of 10 years (5 years in the case of options granted to employees who own 10% or more of the Company's Common Stock). As of the date hereof, no options have been granted under this Plan.

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

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     The following table sets forth, as of April 14, 1997, the stock ownership of each person known by the Company to be the beneficial owner of five percent or more of the Company's Common Stock, each Director individually and all Directors and Officers of the Company as a group:

                                 AMOUNT AND
NAME AND ADDRESS                 NATURE OF BENE-             PERCENT
OF BENEFICIAL OWNER              FICIAL OWNERSHIP            OF CLASS
Ronald J. Corbett                    198,866<FN1><FN5>         14.2%
276 Northview Place, N.E.
Cedar Rapids, IA  52402

Timothy J. Brasel                  1,214,572<FN2><FN5>         76.0%
16178 E. Prentice Place
Aurora, CO  80015

Susan A. Brasel                      332,368<FN3><FN5>         22.0%
16178 E. Prentice Place
Aurora, CO  80015

Paul H. Dragul                       100,000<FN4>               8.0%
950 East Harvard, No. 500
Denver, CO  80210

All Directors and                  1,214,572<FN2><FN5>         76.0%
Officers as a Group
(1 Person)
_______________

<FN1>
Includes 113,638 shares of Common Stock underlying Class A Common Stock Purchase Warrants, and 85,228 shares of Common Stock underlying Class B Common Stock Purchase Warrants.
<FN2>
Includes 430,520 shares of Common Stock held of record by Brasel Family Partners, Ltd., 227,274 shares of Common Stock underlying Class A Common Stock Purchase Warrants, and 170,456 shares of Common Stock underlying Class B Common Stock Purchase Warrants held of record by Brasel Family Partners, Ltd., a limited partnership of which Mr. Brasel is the general partner, by virtue of which Mr. Brasel may be deemed to be a beneficial holder of such shares. Also includes 100,000 shares held by Brasel Charitable Remainder Trust; 21,000 shares held by the Charitable Remainder Trust of Mary Jane Brasel; 21,000 shares held by the Charitable Remainder Trust of Susan Anne Brasel; 50,000 shares held by the Charitable Remainder Trust of Timothy J. Brasel; 90,000 shares held by the S.A. Brasel Charitable Remainder Trust; 102,958 shares held by Bleu Ridge Consultants Profit Sharing Plan and Trust; and 1,364 shares held by Mary Jane Brasel and Timothy J. Brasel as trustees for the benefit of Susan Anne Brasel. Mr. Brasel is trustee of each of the above trusts.
<FN3>
Includes 21,138 shares of Common Stock, 113,638 shares of Common Stock underlying Class A Common Stock Purchase Warrants, and 85,228 shares of Common Stock underlying Class B Common Stock Purchase Warrants held of record by Nasus Lesarb, Ltd., a limited partnership of which Ms. Brasel is the general partner and may be therefore deemed to be a beneficial holder of such shares. Also includes 21,000 shares held by Charitable Remainder Trust of Susan Anne Brasel; 90,000 shares held by S.A. Brasel Charitable Remainder Trust; and 1,364 shares held by Mary Jane Brasel and Timothy J. Brasel as trustees for the benefit of Susan Anne Brasel.
<FN4>
Includes 50,000 shares held directly by Dr. Dragul and 50,000 shares held in the name of Dr. Dragul's IRA.
<FN5>
Each Class A Common Stock Purchase warrant entitles the holder to purchase one share of Common Stock at an exercise price of $8.80 per share during the period ending September 25, 1997. Each Class B Common Stock Purchase Warrant entitles the holder to purchase one share of Common Stock at an exercise price of $13.20 per share during the period ending September 25, 1997.

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

     (a)  3. EXHIBITS.

EXHIBIT
NUMBER      DESCRIPTION                    LOCATION

 3          Articles of Incorporation,     Incorporated by reference to
            as amended                     Registrant's Form S-18 Registration
                                           Statement (No. 33-31067)

 3          Bylaws                         Incorporated by reference to
                                           Registrant's Form S-18 Registration
                                           Statement (No. 33-31067)

27          Financial Data Schedule        Filed herewith electronically

     (b) REPORTS ON FORM 8-K. No reports on Form 8-K were filed during the quarter ended December 31, 1996.

                      INDEX TO FINANCIAL STATEMENTS
                          BEECHPORT CAPITAL CORP.
                          FINANCIAL STATEMENTS
                                  with
             REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

                       December 31, 1995 and 1996
                                                             Page

Report of Independent Certified Public Accountants            F-2

Financial Statements:

     Balance Sheet                                            F-3
     Statements of Operations                                 F-4
     Statement of Changes in Stockholders' Equity             F-5
     Statements of Cash Flows                                 F-6
     Notes to Financial Statements                            F-7

           REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

The Board of Directors
Beechport Capital Corp.
Aurora, CO 80016

We have audited the accompanying balance sheet of Beechport Capital Corp. as of December 31, 1996, and the related statements of operations, stockholders' equity and cash flows for the two years ended December 31, 1995 and 1996. These financial statements are the responsibility of the company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements, referred to above, present fairly, in all material respects, the financial position of Beechport Capital Corp. as of December 31, 1996, and the results of its operations, changes in its stockholders' equity and its cash flows for the two years ended December 31, 1995 and 1996, in conformity with generally accepted accounting principles.

                            /s/Schumacher & Associates, Inc.
                               Schumacher & Associates, Inc.
                               Certified Public Accountants
                               12835 E. Arapahoe Road
                               Tower II, Suite 110
                               Englewood, CO 80112
March 10, 1997

                       BEECHPORT CAPITAL CORP.
                           BALANCE SHEET
                         December 31, 1996

                              ASSETS

Current Assets:
     Cash                                         $       152

       Total Current Assets                               152

TOTAL ASSETS                                      $       152

                LIABILITIES AND STOCKHOLDERS' (DEFICIT)

Current Liabilities:
     Accounts payable                             $    11,353
     Advances payable, related party              $     2,883

       Total Current Liabilities                       14,236

TOTAL LIABILITIES                                      14,236

Stockholders' (Deficit):

     Preferred stock, no par value,
       10,000,000 shares authorized,
       none issued and outstanding                          -

     Common stock, no par value,
       750,000,000 shares authorized,
       1,200,000 shares issued and
       outstanding                                    163,188
      Additional paid-in capital                       13,600
     Accumulated (deficit)                           (190,872)

TOTAL STOCKHOLDERS' (DEFICIT)                         (14,084)

TOTAL LIABILITIES AND STOCKHOLDERS' (DEFICIT)     $       152

The accompanying notes are an integral part of the financial statements.

                           BEECHPORT CAPITAL CORP.
                          STATEMENTS OF OPERATIONS

                       For the Years Ended December 31,

                                            1995             1996

Revenue                                  $        -      $        -

Expenses:
     Legal and audit fees                     1,771          10,347
     Stock issued for services                4,500               -
     Other                                    4,854           4,570
                                             11,125          14,917

Net (Loss)                               $  (11,125)     $  (14,917)

Per Share                                $     (.01)     $     (.01)

Weighted Average Shares Outstanding       1,135,000       1,200,000

The accompanying notes are an integral part of the financial statements.

                           BEECHPORT CAPITAL CORP.
               STATEMENT OF CHANGES IN STOCKHOLDERS' (DEFICIT)

              From December 31, 1994 through December 31, 1996

                                     Additional
                Common     Stock      Paid-in     Accumulated
              No./Shares   Amount     Capital       Deficit      Total

Balance at    1,070,000   $143,000    $13,600     $(164,830)   $ (7,542)
December 31,
1994

Common stock    100,000     15,000          -             -      15,000
issued for
cash

Common stock     30,000      4,500          -             -       4,500
issued for
services

Net loss-             -          -          -       (11,125)    (11,125)
year ended
December 31,
1995

Balance at    1,200,000    163,188     13,600      (175,955)        833
December 31,
1995

Net loss-             -          -          -       (14,917)    (14,917)
year ended
December 31,
1996

Balance at    1,200,000   $163,188    $13,600     ($190,872)   $(14,084)
December 31,
1996

The accompanying notes are an integral part of the financial statements.

                         BEECHPORT CAPITAL CORP.
                        STATEMENTS OF CASH FLOWS

                                            Years Ended December 31,
                                             1995             1996
Cash Flows Operating Activities:
     Net (loss)                           $  (11,125)     $  (14,917)
     Stock issued for services                 4,500               -
     Increase in accounts payable
      and accrued expenses                     2,449          11,787

Net Cash (Used in) Operating
 Activities                                   (4,176)         (3,130)

Cash Flows from Investing Activities               -               -

Net Cash Provided by Investing
 Activities                                        -               -

Cash Flows from Financing Activities:
     Repayment of advances                    (8,456)              -
     Common stock issued for cash             15,000               -

Net Cash Provided by Financing
 Activities                                    6,544               -

Increase (decrease) in Cash                    2,368          (3,130)

Cash, Beginning of Period                        914           3,282

Cash, End of Period                       $    3,282      $      152

Interest Paid                             $      591      $        -

Income Taxes Paid                         $        -      $        -

The accompanying notes are an integral part of the financial statements.

                           BEECHPORT CAPITAL CORP.
                        NOTES TO FINANCIAL STATEMENTS

                         December 31, 1995 and 1996

(1)  SUMMARY OF ACCOUNTING POLICIES

     This summary of significant accounting policies of Beechport Capital Corp. (Company) is presented to assist in understanding the Company's financial statements. The financial statements and notes are representations of the Company's management who is responsible for their integrity and objectivity. These accounting policies conform to generally accepted accounting principles and have been consistently applied in the preparation of the financial statements.

     (a)  NATURE OF OPERATIONS

     The Company was organized as a Colorado corporation on January 24, 1989, in order to evaluate, structure and complete a business combination. During 1995 and 1996 the Company has been in the process of reorganizing the Company's financial affairs after the unwinding of a business combination. The unwinding was effective December 31, 1994 (See Note 2). The Company has selected December 31 as its year end.

     (b)  PER SHARE INFORMATION

     Per share information is based upon the weighted average number of shares outstanding during the period.

     (c)  INCOME TAXES

     As of December 31, 1996, the Company had net operating losses available for carry-over to future years of approximately $190,871, expiring in 2011. Utilization of these carryovers may be limited if there is a change in ownership of the Company. As of December 31, 1996 the Company has total deferred tax assets of approximately $28,600 due to operating loss carryforwards. However, because of the uncertainty of potential realization of these tax assets, the Company has provided a valuation allowance for the entire $28,600. Thus, no tax assets have been recorded in the financial statements as of December 31, 1996.

     (d)  STOCK SPLIT

     Effective December 6, 1995 the Company effected a two-for one stock split. All references to common stock in the financial statements have been retroactively adjusted for the reverse stock split.

                          BEECHPORT CAPITAL CORP.
                       NOTES TO FINANCIAL STATEMENTS

                         December 31, 1995 and 1996

(1)  SUMMARY OF ACCOUNTING POLICIES, Continued

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

(3)  ADVANCES FROM RELATED PARTY

     A partnership in which the Company's President is a partner advanced or paid obligations of the Company totalling $2,883 during 1996.

(4)  COMMON STOCK ISSUED

     On March 20, 1991, the Company completed a public offering of 10,000 units for net proceeds of $50,054. Each unit consisted of common stock and class A and class B warrants. The Company also issued warrants to other stockholders. As of December 31, 1996 there are 468,818 class A warrants and 343,182 class B warrants outstanding. Class A and B warrants are exercisable at $4.40 and $6.60 per share, respectively. The expiration date of the warrants has been extended to September 25, 1997.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunder duly authorized.

                                 BEECHPORT CAPITAL CORP.

Dated: April 24, 1997            By: /s/ Timothy J. Brasel
                                     Timothy J. Brasel, President

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

SIGNATURE                     TITLE                         DATE

/s/ Timothy J. Brasel       President, Secretary,     April 24, 1997
    Timothy J. Brasel       Treasurer (Principal
                            Financial and Account-
                            ing Officer) and
                            Director