Form 10QSB
period 1997-03-31
BEECHPORT CAPITAL CORP
filed 1997-06-16
CIK 855372

                 U.S. SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549

                               FORM 10-QSB

            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended March 31, 1997

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

                    P.O. Box 460363, Aurora, Colorado 80046
          ----------------------------------------------------------
          (Address of principal executive offices including zip code)

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

                            Yes X             No___

As of March 31, 1997, 1,200,000 shares of common stock, no par value per share, were outstanding.

Transitional Small Business Disclosure Format (check one): Yes__    No X

                              INDEX
                                                         Page
                                                         Number
Part I.   Financial Information

     Item I.   Financial Statements

               Balance Sheets as of March 31, 1997
                 and December 31, 1996                               3

               Statements of Operations, Three Months
                 Ended March 31, 1997 and March 31, 1996             4

               Statements of Cash Flows, Three Months
                 Ended March 31, 1997 and March 31 1996              5

               Notes to Financial Statements                         6

     Item 2.   Management's Discussion and Analysis of
                 Financial Conditions and Results of
                 Operations                                          6

Part II.  Other Information                                          7

Signatures                                                          7

                     BEECHPORT CAPITAL CORP.
                          BALANCE SHEETS
                           (Unaudited)

                              ASSETS
                                          March 31     December 31
                                            1997          1996
                                        -----------    -----------
Current Assets
 Cash                                   $       152    $      152
  Total Current Assets                          152           152

       Total Assets                     $       152    $      152


              LIABILITIES AND STOCKHOLDERS'(DEFICIT)
Current Liabilities:
     Accounts payable                   $     7,455    $   11,353
     Advances payable, related party          7,579         2,883
  Total Current Liabilities                  15,034        14,236

Stockholders' (Deficit):
     Preferred Stock, no par value,
          10,000,000 shares authorized
          none issued and outstanding             -             -
     Common Stock, no par value,
          750,000,000 shares authorized
          1,200,000 shares issued and
          outstanding                       163,188       163,188
     Additional paid-in capital              13,600        13,600
     Accumulated (deficit)                 (191,670)     (190,872)
Total Stockholders'(Deficit)                (14,882)      (14,084)

Total Liabilities and
     Stockholders'(Deficit)             $       152    $      152

The accompanying notes are an integral part of the financial statements.

                     BEECHPORT CAPITAL CORP.
                     STATEMENTS OF OPERATIONS
                           (Unaudited)

                                          Three Months Ended March 31,
                                             1997             1996
                                          -----------      -----------

Revenues                                  $         -      $         -

Operating Expenses:
     Professional fees                            600            6,512
     Other                                        198            2,462
       Total Operating Expenses                   798            8,874

Net Loss                                  $      (798)          (8,974)

Per Share                                 $       nil      $       .01

Weighted Average Number of Shares
 Outstanding                                1,200,000        1,200,000

The accompanying notes are an integral part of the financial statements.

                     BEECHPORT CAPITAL CORP.
                     STATEMENTS OF CASH FLOWS
                           (Unaudited)

                                               Three Months Ended March 31,
                                                   1997            1996
                                               ------------     ----------
Cash Flows Operating Activities:
     Net (loss)                                 $    (798)     $  (8,974)
     (Decrease) increase in accounts payable       (3,898)         6,344
     Increase in accounts payable,
       related parties                              4,696              -

  Net Cash (used in) Operating Activities               -         (2,630)

Cash Flows from Investing Activities                    -              -

Cash Flows from Financing Activities                    -              -

(Decrease) in Cash                                      -         (2,630)

Cash, Beginning of Period                             152          3,282

Cash, End of Period                             $     152       $    652

Interest Paid                                   $       -       $      -

Income Taxes Paid                               $       -       $      -

The accompanying notes are an integral part of the financial statements.

                     BEECHPORT CAPITAL CORP.
                  NOTES TO FINANCIAL STATEMENTS
                    March 31, 1997 (Unaudited)

(1) Condensed Financial Statements

The financial statements included herein have been prepared by Beechport Capital Corp. without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted as allowed by such rules and regulations, and Beechport Capital Corp. believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these financial statements be read in conjunction with the December 31, 1996 audited financial statements and the accompanying notes thereto. While management believes the procedures followed in preparing these financial statements are reasonable, the accuracy of the amounts are in some respect's dependent upon the facts that will exist, and procedures that will be accomplished by Beechport Capital Corp. later in the year.

The management of Beechport Capital Corp. believes that the accompanying unaudited condensed financial statements contain all adjustments (including normal recurring adjustments) necessary to present fairly the operations and cash flows for the periods presented.

                              ITEM 2

        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               CONDITION AND RESULTS OF OPERATIONS

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

The Company generated no revenues during the quarter ended March 31, 1997, and management does not anticipate any revenues until following the conclusion of a merger or acquisition, if any, as contemplated by the Company's business plan.

The Company's capital is limited. The Company anticipates operational costs will be limited until such time as significant evaluation work is undertaken regarding prospective mergers or acquisitions.

At March 31, 1997, the Company had no material commitments for capital expenditures.

                    PART II. OTHER INFORMATION

Item 1.  Legal Proceedings
         None.

Item 2.  Changes in Securities
         None.

Item 3.  Defaults upon Senior Securities

         None.

Item 4.  Submission of Matters to a Vote of Security Holders
         None.

Item 5.  Other Information
         None.

Item 6.  Exhibits and Reports on Form 8-K
         None.

                            SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  BEECHPORT CAPITAL CORP.

Date:  June 13, 1997              By:/s/ Timothy J. Brasel
                                         Timothy J. Brasel
                                         President

                               EXHIBIT INDEX
EXHIBIT                                              METHOD OF FILING
-------                                        -----------------------------
  27.    FINANCIAL DATA SCHEDULE               Filed herewith electronically