Form 10QSB
period 1997-09-30
BEECHPORT CAPITAL CORP
filed 1998-01-07
CIK 855372

                 U.S. SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549

                               FORM 10-QSB

            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended September 30, 1997

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

                            Yes X             No___

As of September 30, 1997, 1,200,000 shares of common stock, no par value per share, were outstanding.

Transitional Small Business Disclosure Format (check one): Yes__    No X

                              INDEX
                                                         Page
                                                         Number

Part I.   Financial Information

     Item I.   Financial Statements

               Balance Sheets as of September 30, 1997
                 and December 31, 1996                     3

               Statements of Operations, Three Months
                 Ended September 30, 1997 and
                 September 30, 1996                        4

               Statements of Operations, Nine Months
                  Ended September 30, 1997 and
                  September 30, 1996                       5

               Statements of Cash Flows, Three Months
                  Ended September 30, 1997 and
                  September 30, 1996                       6

               Statements of Cash Flows, Nine Months
                 Ended September 30, 1997 and
                 September 30, 1996                        7

               Notes to Financial Statements               8

     Item 2.   Management's Discussion and Analysis of
                 Financial Conditions and Results of
                 Operations                                8

Part II.  Other Information                                9

Signatures                                                      9

                     BEECHPORT CAPITAL CORP.

                          BALANCE SHEETS
                           (Unaudited)

                              ASSETS

                                       September 30   December 31
                                           1997          1996
Current Assets
 Cash                                   $       852    $      152
  Total Current Assets                          852           152

  Total Assets                          $       852    $      152


              LIABILITIES AND STOCKHOLDERS'(DEFICIT)

Current Liabilities:
     Accounts payable                   $     3,108    $   11,353
     Advances payable, related party         14,579         2,883
  Total Current Liabilities                  17,687        14,236

Stockholders' (Deficit):
     Preferred Stock, no par value,
          10,000,000 shares authorized
          none issued and outstanding            -             -
     Common Stock, no par value,
          750,000,000 shares authorized
          1,200,000 shares issued and
          outstanding                       163,188       163,188
     Additional paid-in capital              13,600        13,600
     Accumulated (deficit)                 (193,623)     (190,872)
Total Stockholders'(Deficit)                (16,835)      (14,084)

Total Liabilities and
     Stockholders'(Deficit)             $       852    $      152

The accompanying notes are an integral part of the financial statements.

                     BEECHPORT CAPITAL CORP.
                     STATEMENTS OF OPERATIONS
                           (Unaudited)

                                        Three Months Ended September 30,
                                            1997            1996
                                        -----------    -----------
Revenues                                $         -    $         -

Operating Expenses:
     Professional fees                          564          2,600
     Other                                      138            489
       Total Operating Expenses                 702          3,089

Net Loss                                $      (702)        (3,089)

Per Share                               $       nil    $       nil

Weighted Average Number of Shares
 Outstanding                             1,200,000      1,200,000

The accompanying notes are an integral part of the financial statements.

                     BEECHPORT CAPITAL CORP.
                     STATEMENTS OF OPERATIONS
                           (Unaudited)

                                         Nine Months Ended September 30,
                                             1997             1996
                                          -----------      -----------
Revenues                                  $         -      $         -

Operating Expenses:
     Professional fees                          2,306            9,143
     Other                                        445            3,270
       Total Operating Expenses                 2,751           12,413

Net Loss                                  $    (2,751)         (12,413)

Per Share                                 $       nil      $      (.01)

Weighted Average Number of Shares
 Outstanding                                1,200,000        1,200,000

The accompanying notes are an integral part of the financial statements.

                     BEECHPORT CAPITAL CORP.
                     STATEMENTS OF CASH FLOWS
                           (Unaudited)

                                            Three Months Ended September 30,
                                                   1997           1996
                                               ------------    ----------
Cash Flows Operating Activities:
     Net (loss)                                 $    (702)     $  (3,089)
     Increase in accounts payable                     702          3,089

  Net Cash (used in) Operating Activities               -              -

Cash Flows from Investing Activities                    -              -

Cash Flows from Financing Activities                    -              -

Increase in Cash                                        -              -

Cash, Beginning of Period                             852            652

Cash, End of Period                             $     852       $    652

Interest Paid                                   $       -       $      -

Income Taxes Paid                               $       -       $      -

The accompanying notes are an integral part of the financial statements.

                     BEECHPORT CAPITAL CORP.
                     STATEMENTS OF CASH FLOWS
                           (Unaudited)

                                             Nine Months Ended September 30,
                                                   1997             1996
                                               ------------     ----------
Cash Flows Operating Activities:
     Net (loss)                                 $  (2,751)     $ (12,413)
     (Decrease) increase in accounts payable       (8,245          9,783

  Net Cash (used in) Operating Activities         (10,996)        (2,630)

Cash Flows from Investing Activities                    -              -

Cash Flows from Financing Activities:
  Advances from related parties                    11,696              -

  Net Cash Flows from Financing Activities         11,696              -

Increase in Cash                                      700         (2,630)

Cash, Beginning of Period                             152          3,282

Cash, End of Period                             $     852       $    652

Interest Paid                                   $       -       $      -

Income Taxes Paid                               $       -       $      -

The accompanying notes are an integral part of the financial statements.

                     BEECHPORT CAPITAL CORP.
                  NOTES TO FINANCIAL STATEMENTS
                  September 30, 1997 (Unaudited)

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

The Company generated no revenues during the quarter ended September 30, 1997, and management does not anticipate any revenues until following the conclusion of a merger or acquisition, if any, as contemplated by the Company's business plan.

The Company's capital is limited. The Company anticipates operational costs will be limited until such time as significant evaluation work is undertaken regarding prospective mergers or acquisitions.

At September 30, 1997, the Company had no material commitments for capital expenditures.

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