Form 10KSB
period 1997-12-31
BEECHPORT CAPITAL CORP
filed 1998-04-06
CIK 855372

             UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549

                                 FORM 10-KSB

           ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934

                 For the Fiscal Year ended: December 31, 1997

                        Commission File No. 33-31067

                           BEECHPORT CAPITAL CORP.
      -----------------------------------------------------------------
      (Exact Name of Small Business Issuer as Specified in its Charter)

           COLORADO                                       84-1137359
-------------------------------                    ------------------------
(State or Other Jurisdiction of                    (I.R.S. Employer Identi-
Incorporation or Organization)                         fication Number)

                   P.O. Box 460363, Aurora, Colorado 80046
         -----------------------------------------------------------
         (Address of Principal Executive Offices, Including Zip Code)

Issuer's Telephone Number, Including Area Code:  (303) 221-7376

Securities Registered Pursuant to Section 12(b) of the Act:  None.

Securities Registered Pursuant to Section 12(g) of the Act:

                          COMMON STOCK, NO PAR VALUE
                          --------------------------
                               (Title of Class)

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

As of March 25, 1998, 1,600,000 shares of common stock were outstanding.

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

     The Company sold 10,000 Units (each "Unit" consisting of common stock and Class A and Class B Warrants) at $10.00 per Unit, for net proceeds of $50,054 in a public offering which closed on March 20, 1991. The Class A and B Warrants are exercisable at $4.40 and $6.60 per share, respectively. The expiration date of such Warrants has been extended to September 25, 1998.

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

     During March 1998 the Company signed a letter of intent regarding a possible acquisition of Marketplace 2000, Inc.

     The Company's offices are located at 5770 South Beech Court, Greenwood Village, Colorado 80121, and its telephone number is (303) 221-7376.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended December 31, 1997.

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

          QUARTER ENDED                  HIGH BID           LOW BID
      -------------------                --------           -------
      December 31, 1997                   $1.875             $ .50
      September 30, 1997                  $ .50              $ .375
      June 30, 1997                       $ .50              $ .125
      March 31, 1997                      $1.375             $ .375

     (b) APPROXIMATE NUMBER OF HOLDERS OF COMMON STOCK. The number of record holders of the Company's no par value common stock at April 2, 1998, was approximately 40. This does not include shareholders who hold stock in their accounts at broker/dealers.

     (c) DIVIDENDS. No dividends have been declared or paid by the Company since inception.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS.

     During the fiscal year ended December 31, 1997, the Company engaged in no significant operations other than the search for, and identification and evaluation of, possible acquisition candidates. No revenues were received by the Company during the fiscal year other than a limited amount of interest income. The Company experienced a net loss of $(17,626) during the fiscal year ended December 31, 1997, which was primarily the result of the legal and accounting costs of compliance with the reporting requirements of the federal securities laws, and general and administrative expenses.

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

     As of December 31, 1997, the Company had no material commitments for capital expenditures.

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

                                 PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

     The Directors and Executive Officers of the Company are as follows:

           NAME            AGE                POSITION
     -----------------     ---       -------------------------------
     Timothy J. Brasel     38        President, Secretary, Treasurer
                                     and Director

     Timothy J. Brasel has served as the Company's sole Officer and Director since December 31, 1995. From December 31, 1993 to December 31, 1995, he served as President and a Director, and from January 24, 1989 (inception) to June 5, 1992 he served as a Director. He also serves as President and a Director of four other publicly-held "shells": Aspen Capital Corp., Cypress Capital, Inc., High Hopes, Inc. and Walnut Capital, Inc. Mr. Brasel also serves as Secretary, Treasurer and a director of four other companies which were formed for the same purpose as the Company, which recently filed registration statements on Form 10-SB and have not yet been declared effective by the Securities and Exchange Commission: Calneva Capital Corp., Studio Capital Corp., Westlake Capital Corp. and Zirconium Capital Corp. From May 1995 until August 1997, Mr. Brasel served as President and a director of Universal Capital Corp., which completed an acquisition of Remarc International Inc. during August 1997. From July 1996 until December 1997, Mr. Brasel served as President and a director of Mahogany Capital, Inc. which completed an acquisition of Pontotoc Production Company, Inc. during December, 1997. From March 1990 until September 1994, Mr. Brasel served as President, Secretary, Treasurer and a Director of Prentice Capital, Inc., a publicly-held blank-check company which completed an acquisition of Universal Footcare, Inc. From March 1990 until August 1993, Mr. Brasel was President, Secretary and a Director of Brasel Ventures, Inc., a publicly-held blank-check company, which completed an acquisition of American Pharmaceutical Company. From April 1990 to February 1992, Mr. Brasel served as President, a Director and sole shareholder of Central Securities Transfer Corporation, a stock transfer company which is no longer in business. From July 1987 until May 1990, Mr. Brasel served as President of Eagle Vision, Inc., a publicly-held blank-check company that completed an acquisition of UMA Management Associates, Inc.
From November 1988 to June 1990, he also served as President and a Director of L.I. Inc., a publicly-held blank-check company which completed an acquisition of Imaging Management Associates, Inc. Since January 1987, Mr. Brasel has been President and a Director of Bleu Ridge Consultants, Inc., a business and management consulting firm located in Denver, Colorado. Mr. Brasel received a Bachelor of Science Degree in Business Administration from Morningside College, Sioux City, Iowa in 1980.

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

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     The following table sets forth, as of April 2, 1998, the stock ownership of each person known by the Company to be the beneficial owner of five percent or more of the Company's Common Stock, each Director individually and all Directors and Officers of the Company as a group:

                                     AMOUNT AND
    NAME AND ADDRESS                NATURE OF BENE-          PERCENT
  OF BENEFICIAL OWNER              FICIAL OWNERSHIP          OF CLASS
-------------------------        --------------------        --------
Ronald J. Corbett                    199,066<FN1><FN5>         11.0%
276 Northview Place, N.E.
Cedar Rapids, IA  52402

Timothy J. Brasel                  1,377,435<FN2><FN5>         68.9%
16178 E. Prentice Place
Aurora, CO  80015

Susan A. Brasel                      311,320<FN3><FN5>         17.3%
16178 E. Prentice Place
Aurora, CO  80015

Paul H. Dragul                       300,000<FN4>              18.7%
950 East Harvard, No. 500
Denver, CO  80210

All Directors and                  2,126,367<FN2><FN5>         88.7%
Officers as a Group
(1 Person)
_______________
<FN1>
Includes 113,638 shares of Common Stock underlying Class A Common Stock Purchase Warrants, and 85,228 shares of Common Stock underlying Class B Common Stock Purchase Warrants.
<FN2>
Includes 464,383 shares of Common Stock held of record by Brasel Family Partners, Ltd., 227,274 shares of Common Stock underlying Class A Common Stock Purchase Warrants, and 170,456 shares of Common Stock underlying Class B Common Stock Purchase Warrants held of record by Brasel Family Partners, Ltd., a limited partnership of which Mr. Brasel is the general partner, by virtue of which Mr. Brasel may be deemed to be a beneficial holder of such shares. Also includes 100,000 shares held by Brasel Charitable Remainder Trust; 21,000 shares held by the Charitable Remainder Trust of Mary Jane Brasel; 21,000 shares held by the Charitable Remainder Trust of Susan Anne Brasel; 50,000 shares held by the Charitable Remainder Trust of Timothy J. Brasel; 90,000 shares held by the S.A. Brasel Charitable Remainder Trust; 102,958 shares held by Bleu Ridge Consultants Profit Sharing Plan and Trust; and 1,364 shares held by Mary Jane Brasel and Timothy J. Brasel as trustees for the benefit of Susan Anne Brasel. Mr. Brasel is trustee of each of the above trusts. Also includes a total of 150,000 shares held by Janet M. Brasel, Mr. Brasel's wife, as custodian for Tyler Jay Brasel, Colton Russell Brasel and Justin Brasel, UGMA/CO.
<FN3>
Includes 113,638 shares of Common Stock underlying Class A Common Stock Purchase Warrants, and 85,228 shares of Common Stock underlying Class B Common Stock Purchase Warrants held of record by Nasus Lesarb, Ltd., a limited partnership of which Ms. Brasel is the general partner and may be therefore deemed to be a beneficial holder of such shares. Also includes 21,000 shares held by Charitable Remainder Trust of Susan Anne Brasel; 90,000 shares held by S.A. Brasel Charitable Remainder Trust; and 1,364 shares held by Mary Jane Brasel and Timothy J. Brasel as trustees for the benefit of Susan Anne Brasel.
<FN4>
Includes 250,000 shares held directly by Dr. Dragul and 50,000 shares held in the name of Dr. Dragul's IRA.

<FN5>
Each Class A Common Stock Purchase warrant entitles the holder to purchase one share of Common Stock at an exercise price of $8.80 per share during the period ending September 25, 1998. Each Class B Common Stock Purchase Warrant entitles the holder to purchase one share of Common Stock at an exercise price of $13.20 per share during the period ending September 25, 1998.

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

EXHIBIT
NUMBER      DESCRIPTION                    LOCATION

 3          Articles of Incorporation,     Incorporated by reference to
            as amended                     Registrant's Form S-18 Registration
                                           Statement (No. 33-31067)

 3          Bylaws                         Incorporated by reference to
                                           Registrant's Form S-18 Registration
                                           Statement (No. 33-31067)

 27         Financial Data Schedule        Filed herewith electronically

     (b) REPORTS ON FORM 8-K. No reports on Form 8-K were filed during the quarter ended December 31, 1997.

                  INDEX TO FINANCIAL STATEMENTS
                     BEECHPORT CAPITAL CORP.
                    December 31, 1997 and 1996

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

      Statements of Cash Flows                                F-6

      Notes to Financial Statements                           F-7

        REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

The Board of Directors
Beechport Capital Corp.
Aurora, CO 80016

We have audited the accompanying balance sheet of Beechport Capital Corp. as of December 31, 1997, and the related statements of operations, stockholders' equity and cash flows for the two years ended December 31, 1997 and 1996. These financial statements are the responsibility of the company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provides a reasonable basis for our opinion.

In our opinion, the financial statements, referred to above, present fairly, in all material respects, the financial position of Beechport Capital Corp. as of December 31, 1997, and the results of its operations, changes in its stockholders' equity and its cash flows for the two years ended December 31, 1997 and 1996, in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As described in Note 2 to the financial statements, the Company has suffered recurring losses from operations and has a net working capital deficiency that raise substantial doubts about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Schumacher & Associates, Inc.
Schumacher & Associates, Inc.
Certified Public Accountants
12835 E. Arapahoe Road
Tower II, Suite 110
Englewood, CO 80112

March 25, 1998

                     BEECHPORT CAPITAL CORP.
                          BALANCE SHEET
                        December 31, 1997

                              ASSETS

Current Assets:
           Cash                                    $       328

           Total Current Assets                            328

TOTAL ASSETS                                       $       328


             LIABILITIES AND STOCKHOLDERS' (DEFICIT)

Current Liabilities:
           Accounts payable                        $     3,375
           Advances payable, related parties            14,579

           Total Current Liabilities                    17,954

TOTAL LIABILITIES                                       17,954

Stockholders' (Deficit):

     Preferred stock, no par value,
       10,000,000 shares authorized,
        none issued and outstanding                          -

     Common stock, no par value,
       750,000,000 shares authorized,
       1,200,000 shares issued and
              outstanding                              163,188
     Additional paid-in capital                         13,600
     Accumulated (deficit)                            (194,414)

TOTAL STOCKHOLDERS' (DEFICIT)                          (17,626)

TOTAL LIABILITIES AND STOCKHOLDERS' (DEFICIT)      $       328

The accompanying notes are an integral part of the financial statements.

                     BEECHPORT CAPITAL CORP.
                     STATEMENTS OF OPERATIONS

                 For the Years Ended December 31,

                                                  1997         1996
Revenue                                        $        -   $        -

Expenses:
           Legal and audit fees                     2,679       10,347
           Other                                      863        4,570
                                                    3,542       14,917
Net (Loss)                                     $   (3,542)  $  (14,917)
Per Share                                      $      nil   $     (.02)
Weighted Average Shares Outstanding             1,200,000    1,200,000

The accompanying notes are an integral part of the financial statements.

                     BEECHPORT CAPITAL CORP.
         STATEMENT OF CHANGES IN STOCKHOLDERS' (DEFICIT)
         From December 31, 1995 through December 31, 1997

                                            Additional
                           Common Stock       Paid-in  Accumulated
                      No./Shares    Amount    Capital   (Deficit)    Total
Balance at
 December 31, 1995     1,200,000   $163,188   $13,600   $(175,955)  $    833

Net loss-year ended
  December 31, 1996            -          -         -     (14,917)   (14,917)

Balance at
  December 31, 1996    1,200,000    163,188    13,600    (190,872)   (14,084)

Net loss-year ended
  December 31, 1997            -          -         -      (3,542)    (3,542)

Balance at
 December 31, 1997     1,200,000   $163,188   $13,600   $(194,414)  $(17,626)
                       =========   ========   =======   =========   ========

The accompanying notes are an integral part of the financial statements.

                     BEECHPORT CAPITAL CORP.
                     STATEMENTS OF CASH FLOWS

                                                    Years Ended December 31,
                                                       1996         1996
Cash Flows Operating Activities:
     Net (loss)                                    $   (3,542)  $  (14,917)
     Increase (decrease)in accounts
     payable and accrued expenses                      (7,978)      11,787

Net Cash (Used in) Operating
 Activities                                           (11,520)      (3,130)

Cash Flows from Investing Activities                        -            -

Net Cash Provided by Investing
 Activities                                                 -            -

Cash Flows from Financing Activities:
     Advances from related parties                     11,696            -

Net Cash Provided by Financing
 Activities                                            11,696            -

Increase (decrease) in Cash                               176       (3,130)

Cash, Beginning of Period                                 152        3,282

Cash, End of Period                                $      328   $      152

Interest Paid                                      $        -   $        -

Income Taxes Paid                                  $        -   $        -

The accompanying notes are an integral part of the financial statements.

                     BEECHPORT CAPITAL CORP.
                  NOTES TO FINANCIAL STATEMENTS

                    December 31, 1997 and 1996

  (1)SUMMARY OF ACCOUNTING POLICIES

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

      (a)NATURE OF OPERATIONS

The Company was organized as a Colorado corporation on January 24, 1989, in order to evaluate, structure and complete a business combination. During 1997 and 1996 the Company has been in the process of reorganizing the Company's financial affairs after the unwinding of a business combination. The unwinding was effective December 31, 1994 (See Note 2). The Company has selected December 31 as its year end.

     (b)  PER SHARE INFORMATION

Per share information is based upon the weighted average number of shares outstanding during the period.

     (c)  INCOME TAXES

As of December 31, 1997, The Company had net operating losses available for carryover to future years of approximately $194,414, expiring in various years through 2012. Utilization of these carryovers may be limited if there is a change in control of the Company. As of December 31, 1997 the Company has total deferred tax assets of approximately $38,883 due to operating loss carryforwards. However, because of the uncertainty of potential realization of these tax assets, the Company has provided a valuation allowance for the entire $38,883. Thus, no tax assets have been recorded in the financial statements as of December 31, 1997.

      (d)STOCK SPLIT

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

  (2)BASIS OF PRESENTATION - GOING CONCERN

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplates continuation of the

Company as a going concern. However, the Company has sustained operating losses since inception and has a net working capital deficiency. These matters raise substantial doubt about the Company's ability to continue as a going concern. Management is attempting to locate a business combination candidate.

In view of these matters, continuing as a going concern is dependent upon the Company's ability to meet its financing requirements, raise additional capital, and the success of its future operations or completion of a successful business combination. Management believes that actions planned and presently being taken to revise the Company's operating and financial requirements provide the opportunity for the Company to continue as a going concern.

(3)  UNWINDING OF BUSINESS COMBINATION AGREEMENT

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

(4)  ADVANCES FROM RELATED PARTIES

A partnership in which the Company's President is a partner advanced or paid obligations of the Company totalling $7,696 during 1997 and $2,883 during 1996. In addition, a shareholder of the Company advanced $4,000 to the Company during 1997. These advances have no written repayment terms, do not bear interest, and are uncollateralized.

(5)  COMMON STOCK ISSUED

On March 20, 1991, the Company completed a public offering of 10,000 units for net proceeds of $50,054. Each unit consisted of common stock and class A and class B warrants. The Company also issued warrants to other stockholders. As of December 31, 1997 there are 468,818 class A warrants and 343,182 class B warrants outstanding. Class A and B warrants are exercisable at $8.80 and $13.20 per share, respectively. The expiration date of the warrants has been extended to September 25, 1998.

(6)  SUBSEQUENT EVENT

Subsequent to December 31, 1997, the Company issued 400,000 shares of its common stock to related parties in exchange for certain liabilities valued at $7,500.

                                SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunder duly authorized.

                                BEECHPORT CAPITAL CORP.

Dated: April 3, 1998            By: /s/ Timothy J. Brasel
                                     Timothy J. Brasel, President

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

SIGNATURE                     TITLE                         DATE

/s/ Timothy J. Brasel       President, Secretary,      April 3, 1998
Timothy J. Brasel           Treasurer (Principal
                            Financial and Account-
                            ing Officer) and
                            Director