Form 10QSB
period 1998-03-31
BEECHPORT CAPITAL CORP
filed 1998-05-18
CIK 855372

             UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549

                                 FORM 10-QSB

          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934

              For the Quarterly Period ended: March 31, 1998

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

             5770 South Beech Court, Greenwood Village, CO 80121
         -----------------------------------------------------------
         (Address of Principal Executive Offices, Including Zip Code)

                          (303) 221-7376
                    --------------------------
                   (Issuer's telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                            Yes X             No___

There were 1,200,000 shares of the Registrant's common stock were outstanding as of March 31, 1998.

Transitional Small Business Disclosure Format (check one): Yes___     No X

                                   INDEX
                                                               Page
                                                              Number

Part I.   Financial Information

     Item I.   Financial Statements

               Balance Sheets as of March 31, 1998
                 (Unaudited) and December 31, 1997              3

               Statements of Operations, Three Months
                 Ended March 31, 1998 and March 31,
                 1998 (Unaudited)                               4

               Statements of Cash Flows, Three Months
                 Ended March 31, 1998 and March 31,
                 1998 (Unaudited)                               5

               Notes to Financial Statements                    6

     Item 2.   Management's Discussion and Analysis of
                 Financial Conditions and Results of
                 Operations                                     7

Part II.  Other Information                                     8

                          BEECHPORT CAPITAL CORP.
                              BALANCE SHEETS
                                (Unaudited)

                                  ASSETS
                                                     March 31      December 31
                                                       1998           1997

Current Assets
 Cash                                               $       319     $     328
  Total Current Assets                                      319           328

  Total Assets                                      $       319     $     328

                  LIABILITIES AND STOCKHOLDERS'(DEFICIT)

Current Liabilities:
     Accounts payable                               $     7,050     $   3,375
     Advances payable, related party                     14,579        14,579
  Total Current Liabilities                              21,629        17,954

Stockholders' (Deficit):
     Preferred Stock, no par value,
          10,000,000 shares authorized
          none issued and outstanding                         -             -
        Common Stock, no par value,
          750,000,000 shares authorized
          1,200,000 shares issued and
          outstanding                                   163,188       163,188
     Additional paid-in capital                          13,600        13,600
     Accumulated (deficit)                             (198,098)     (194,414)
Total Stockholders' (Deficit)                           (21,310)      (17,626)

Total Liabilities and Stockholders' (Deficit)      $       319    $       328

The accompanying notes are an integral part of the financial statements.

                     BEECHPORT CAPITAL CORP.
                     STATEMENTS OF OPERATIONS
                           (Unaudited)

                Three Months Ended March 31, 1998

                                          Three Months           Three Months
                                             Ended                  Ended
                                            March 31,              March 31,
                                              1998                   1997
Revenues                                  $         -            $         -

Operating Expenses:
     Professional fees                          3,348                     600
     Other                                        336                     198
       Total Operating Expenses                 3,684                     798

Net Loss                                   $    (3,684)           $      (798)

Per Share                                  $       nil            $       nil

Weighted Average Number
 of Shares Outstanding                       1,200,000              1,200,000

The accompanying notes are an integral part of the financial statements.

                     BEECHPORT CAPITAL CORP.

                     STATEMENTS OF CASH FLOWS
                           (Unaudited)
                                         Three Months           Three Months
                                             Ended                  Ended
                                            March 31,              March 31,
                                              1998                   1997
Cash Flows Operating Activities:
     Net (loss)                           $   (3,684)            $     (798)
     Increase (decrease) in
      accounts payable                         3,675                 (3,898)
     Increase in advances payable,
      related parties                              -                  4,696

  Net Cash (Used in) Operating
   Activities                                     (9)                     -

Cash Flows from Investing
 Activities                                        -                      -

Cash Flows from Financing
 Activities                                        -                      -

(Decrease) in Cash                                (9)                     -

Cash, Beginning of Period                        328                    152

Cash, End of Period                       $      319             $      152

Interest Paid                             $        -             $        -

Income Taxes Paid                         $        -             $        -

The accompanying notes are an integral part of the financial statements.

                     BEECHPORT CAPITAL CORP.
                  NOTES TO FINANCIAL STATEMENTS
                    March 31, 1998 (Unaudited)

(1) Condensed Financial Statements

The financial statements included herein have been prepared by Beechport Capital Corp. without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted as allowed by such rules and regulations, and Beechport Capital Corp. believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these financial statements be read in conjunction with the December 31, 1997 audited financial statements and the accompanying notes thereto. While management believes the procedures followed in preparing these financial statements are reasonable, the accuracy of the amounts are in some respect's dependent upon the facts that will exist, and procedures that will be accomplished by Beechport Capital Corp. later in the year.

The management of Beechport Capital Corp. believes that the accompanying unaudited condensed financial statements contain all adjustments (including normal recurring adjustments) necessary to present fairly the operations and cash flows for the periods presented.

(2) Business Combination Agreement

On March 30, 1998, the Company's Board of Directors approved a proposed Share Exchange Agreement with an entity whereby pursuant to the terms of the agreement the Company would issue 800,000 shares of its common stock exchanged for all the outstanding shares of the entity, subject to the terms and conditions of the agreement.

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

The Company generated no revenues during the quarter ended March 31, 1998, and management does not anticipate any revenues until following the conclusion of a merger or acquisition, if any, as contemplated by the Company's business plan.

The Company's capital is limited. The Company anticipates operational costs will be limited until such time as significant evaluation work is undertaken regarding prospective mergers or acquisitions.

At March 31, 1998, the Company had no material commitments for capital expenditures.

                    PART II. OTHER INFORMATION

Item 1.  Legal Proceedings.  None.

Item 2.  Changes in Securities.  None.

Item 3.  Defaults upon Senior Securities.  None.

Item 4.  Submission of Matters to a Vote of Security Holders.  None.

Item 5.  Other Information.  None.

Item 6.  Exhibits and Reports on Form 8-K.  None.

                            SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  BEECHPORT CAPITAL CORP.

Date:  May 15, 1998                By/s/ Timothy J. Brasel
                                Timothy J. Brasel, President