Form 10QSB
period 1998-06-30
BEECHPORT CAPITAL CORP
filed 1998-08-18
CIK 855372

             UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549


                                 FORM 10-QSB


          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934

              For the Quarterly Period ended: June 30, 1998

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

                            Yes X             No___


There were 2,480,000 shares of the Registrant's common stock were outstanding as of June 30, 1998.


Transitional Small Business Disclosure Format (check one): Yes___     No X

                                   INDEX

                                                                      Page
                                                                     Number

Part I.  Financial Information

     Item I.  Financial Statements


              Balance Sheets as of June 30, 1998
                (Unaudited) and December 31, 1997                       3

              Statements of Operations, Three Months
                Ended June 30, 1998 and June 30,
                1997 (Unaudited)                                        4

              Statements of Operations, Six Months
                Ended June 30, 1998 and June 30,
                1997 (Unaudited)                                        5

              Statements of Cash Flows, Six Months
                Ended June 30, 1998 and June 30,
                1997 (Unaudited)                                        6

              Notes to Financial Statements                             7

     Item 2.  Management's Discussion and Analysis of
                Financial Conditions and Results of
                Operations                                              8

Part II.  Other Information                                             9

                            BEECHPORT CAPITAL CORP.

                                BALANCE SHEETS
                                 (Unaudited)

                                   ASSETS

                                               June 30           December
                                                 1998              1997
                                             -----------        ----------
Current Assets
 Cash                                        $     1,140        $      328
 Held in trust                                     5,630                 -
                                             -----------        ----------
  Total Current Assets                             6,770               328
                                             -----------        ----------

  Total Assets                               $     6,770        $      328
                                             ===========        ==========



                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities:
         Accounts payable                    $     2,115        $    3,375
         Advances payable, related party               -            14,579
                                             -----------        ----------
  Total Current Liabilities                        2,115            17,954
                                             -----------        ----------

Stockholders' Equity (Deficit):
         Preferred Stock, no par value,
              10,000,000 shares authorized
              none issued and outstanding              -                 -
         Common Stock, no par value,
              750,000,000 shares authorized
              2,480,000 shares issued and
              outstanding                        191,688           163,188
         Additional paid-in capital               13,600            13,600
         Accumulated (deficit)                  (200,633)         (194,414)
                                             -----------        ----------
Total Stockholders' Equity (Deficit)               4,655           (17,626)
                                             -----------        ----------

Total Liabilities and Stockholders'
 Equity (Deficit)                            $     6,770       $       328
                                            ============       ===========






The accompanying notes are an integral part of the financial statements.

                            BEECHPORT CAPITAL CORP.

                           STATEMENTS OF OPERATIONS
                                (Unaudited)


                                           Three Months       Three Months
                                              Ended              Ended
                                             June 30,           June 30,
                                              1998                1997
                                           ------------       ------------

Revenues                                   $          -       $          -
                                           ------------       ------------

Operating Expenses:
         Professional fees                        2,312              1,141
         Other                                      223                110
                                           ------------       ------------
           Total Operating Expenses               2,535              1,251
                                           ------------       ------------

Net Loss                                   $    (2,535)       $     (1,251)
                                           -----------        ------------

Per Share                                  $       nil        $        nil
                                           ===========        ============

Weighted Average Number
 of Shares Outstanding                       2,480,000           1,200,000
                                           ===========         ===========

















The accompanying notes are an integral part of the financial statements.

                            BEECHPORT CAPITAL CORP.

                          STATEMENTS OF OPERATIONS
                                (Unaudited)


                                         Six Months        Six Months
                                           Ended             Ended
                                          June 30,          June 30,
                                            1998               1997
                                        -----------        -----------

Revenues                                $         -        $         -
                                        -----------        -----------

Operating Expenses:
         Professional fees                    5,661              1,741
         Other                                  558                308
                                        -----------        -----------
           Total Operating Expenses           6,219              2,049
                                        -----------        -----------

Net Loss                                $    (6,219)       $    (2,049)
                                        -----------        -----------

Per Share                               $       nil        $       nil
                                        ===========        ===========
Weighted Average Number
 of Shares Outstanding                    2,480,000          1,200,000
                                        ===========        ===========
















The accompanying notes are an integral part of the financial statements.

                            BEECHPORT CAPITAL CORP.

                           STATEMENTS OF CASH FLOWS
                                (Unaudited)


                                              Six Months       Six Months
                                                Ended            Ended
                                               June 30,         June 30,
                                                1998             1997
                                             ------------     -----------

Cash Flows Operating Activities:
         Net (loss)                          $    (6,219)     $    (2,049)
         (Decrease) in accounts
          payable                                 (1,260)          (8,947)
         (Decrease) in trust account              (5,787)               -
          Other                                      157                -
                                             -----------      -----------
  Net Cash (Used in) Operating
   Activities                                    (13,109)         (10,996)
                                             -----------      -----------
Cash Flows from Investing
 Activities                                            -                -
                                             -----------      -----------

Cash Flows from Financing
 Activities
         Issuance of common stock                 21,000                -
         Advances from related
          parties                                  1,500           11,696
         (Repayment) of advances
          from related parties                    (8,579)               -
                                             -----------      -----------
  Net Cash Provided by
   Financing Activities                           13,921           11,696
                                             -----------      -----------
Increase in Cash                                     812              700

Cash, Beginning of Period                            328              152
                                             -----------      -----------
Cash, End of Period                          $     1,140      $       852
                                             ===========      ===========
Interest Paid                                $         -      $         -

                                             ===========      ===========
Income Taxes Paid                            $         -      $         -
                                             ===========      ===========




The accompanying notes are an integral part of the financial statements.

                            BEECHPORT CAPITAL CORP.

                         NOTES TO FINANCIAL STATEMENTS
                           June 30, 1998 (Unaudited)


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

(2)  Issuance of Common Stock

On January 26, 1998, the Company issued 400,000 shares of its common stock in exchange for conversion of certain loans payable to related parties valued at $7,500. On June 30, 1998, the Company issued 80,000 shares of its common stock to an entity in exchange for $20,000. In addition, on June 30, 1998, the Company issued 800,000 shares of its common stock in exchange for all the outstanding shares of the entity with a net stockholders equity of $1,000.

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

The Company generated no revenues during the quarter ended June 30, 1998, and management does not anticipate any revenues until following the conclusion of a merger or acquisition, if any, as contemplated by the Company's business plan.

The Company's capital is limited. The Company anticipates operational costs will be limited until such time as significant evaluation work is undertaken regarding prospective mergers or acquisitions.

At June 30, 1998, the Company had no material commitments for capital expenditures.

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



                                  Beechport Capital Corp.






Date: August 18, 1998             By: /s/  Lawrence Schmelzer
                                      Lawrence Schmelzer, President