Form 10QSB
period 1998-09-30
BEECHPORT CAPITAL CORP
filed 1998-11-17
CIK 855372

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB


              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934


               For the quarterly period ended September 30, 1998


                       Commission File Number: 33-31067


                             BEECHPORT CAPITAL CORP.
        ----------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)


          Colorado                                      84-1137359
------------------------------             ---------------------------------
(State of other jurisdiction of            (IRS Employer Identification No.)
 incorporation or organization)


                  750 Prospect Avenue, Cleveland, Ohio  44115
          ----------------------------------------------------------
          (Address of principal executive offices including zip code)


                                (216) 621-6300
                          --------------------------
                          (Issuer's telephone number)


            5770 South Beech Court, Greenwood Village, Colorado 80121
            ---------------------------------------------------------
              (Former address of principal executive offices,
                              including zip code)




Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                            Yes X             No___


As of September 30, 1998, 2,480,000 shares of common stock, no par value per share, were outstanding.

Transitional Small Business Disclosure Format (check one): Yes__    No X

                                     INDEX

                                                                   PAGE
                                                                  NUMBER

Part I.  Financial Information

    Item I.  Financial Statements

             Balance Sheets as of September 30, 1998
             and December 31, 1997 .............................     3

             Statements of Operations, Three Months
             Ended September 30, 1998 ..........................     4

             Statements of Operations, Nine Months Ended
             September 30, 1998 ................................     5

             Statements of Cash Flows, Nine Months Ended
             September 30, 1998 ................................     6

             Notes to Financial Statements......................     7

    Item 2.  Management's Discussion and Analysis of
             Financial Conditions and Results of Operations.....     8

Part II.  Other Information.....................................     9

Signatures......................................................    10

                           BEECHPORT CAPITAL CORP.
                              BALANCE SHEETS
                               (Unaudited)

                                              September 30,   December 31,
                                                  1998            1997
                                              -------------   ------------
     ASSETS

Current Assets:
  Cash                                          $    -          $     328
  Held in trust                                     4,581            -
                                                ---------       ---------
     Total Current Assets                           4,581             328
                                                ---------       ---------
     Total Assets                               $   4,581       $     328
                                                =========       =========

     LIABILITIES AND STOCKHOLDERS' (DEFICIT)

Current Liabilities:
  Accounts payable                              $   3,403       $   3,375
  Advances from related parties                     2,775          14,579
                                                ---------       ---------
     Total Current Liabilities                      6,178          17,954
                                                ---------       ---------

Stockholders' (Deficit):
  Preferred Stock, no par value,
   10,000,000 shares authorized
   none issued and outstanding                       -               -
  Common Stock, no par value,
   750,000,000 shares authorized
   2,480,000 shares issued and
   outstanding                                    190,688         163,188
  Additional paid-in capital                       13,600          13,600
  Accumulated deficit                            (205,885)       (194,414)
                                                ---------       ---------
     Total Stockholders' (Deficit)                 (1,597)        (17,626)
                                                ---------       ---------
     Total Liabilities and Stockholders'
       (Deficit)                                $   4,581       $     328
                                                =========       =========














The accompanying notes are an integral part of the financial statements.

                            BEECHPORT CAPITAL CORP.
                           STATEMENTS OF OPERATIONS
                                 (Unaudited)

                                               Three Months   Three Months
                                                  Ended           Ended
                                               September 30,  September 30,
                                                   1998            1997
                                               -------------  -------------

Revenues                                        $    -          $    -
                                                ---------       ---------
Operating Expenses:
  Professional fees                                 3,377           2,600
  Travel                                            1,010               -
  Other                                               865             489
                                                ---------       ---------
     Total Operating Expenses                       5,252           3,089
                                                ---------       ---------

Net Loss                                        $  (5,252)      $  (3,089)
                                                =========       =========

Per Share                                       $     nil       $     nil
                                                =========       =========

Weighted Average Number of Shares
  Outstanding                                   2,480,000       1,200,000
                                                =========       =========




























The accompanying notes are an integral part of the financial statements.

                            BEECHPORT CAPITAL CORP.
                           STATEMENTS OF OPERATIONS
                                 (Unaudited)

                                               Nine Months    Nine Months
                                                  Ended           Ended
                                               September 30,  September 30,
                                                   1998            1997
                                               -------------  -------------

Revenues                                        $    -          $    -
                                                ---------       ---------

Operating Expenses:
  Professional fees                                 9,038           9,143
  Travel                                            1,010            -
  Other                                             1,423           3,270
                                                ---------       ---------
     Total Operating Expenses                      11,471          12,413
                                                ---------       ---------

Net Loss                                        $ (11,471)      $ (12,413)
                                                =========       =========

Per Share                                       $     nil       $    (.01)
                                                =========       =========

Weighted Average Number of Shares
  Outstanding                                   2,480,000       1,200,000
                                                =========       =========



























The accompanying notes are an integral part of the financial statements.

                          BEECHPORT CAPITAL CORP.
                          STATEMENTS OF CASH FLOWS
                                (Unaudited)

                                               Nine Months    Nine Months
                                                  Ended           Ended
                                               September 30,  September 30,
                                                   1998            1997
                                               -------------  -------------

Cash Flows Operating Activities:
  Net (loss)                                   $  (11,471)     $  (12,413)
  Increase in accounts payable                         28           9,783
                                                ---------       ---------
     Net Cash (Used in) Operating
      Activities                                  (11,443)         (2,630)
                                                ---------       ---------

Cash Flows from Investing Activities:
  (Increase) in trust account                     (20,000)           -
  Payments from trust account                      15,419            -
                                                ---------       ---------

     Net Cash Provided by Investing
       Activities                                  (4,581)           -
                                                ---------       ---------

Cash Flows from Financing Activities:
  Issuance of common stock                         20,000            -
  Advances from related parties                     4,275            -
  (Repayment) of advances from
    related parties                                (8,579)           -
                                                ---------       ---------

     Net Cash Provided by Financing
      Activities                                   15,696            -
                                                ---------       ---------

(Decrease) in Cash                                   (328)         (2,630)

Cash, Beginning of Period                             328           3,282
                                                ---------       ---------

Cash, End of Period                             $    -          $     652
                                                =========       =========

Interest Paid                                   $    -          $    -
                                                =========       =========

Income Taxes Paid                               $    -          $    -
                                                =========       =========





The accompanying notes are an integral part of the financial statements.

                             BEECHPORT CAPITAL CORP.
                          NOTES TO FINANCIAL STATEMENTS
                          SEPTEMBER 30, 1998 (UNAUDITED)

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

(2)  ISSUANCE OF COMMON STOCK

On January 26, 1998, the Company issued 400,000 shares of its common stock in exchange for conversion of certain loans payable to related parties valued at $7,500. On March 30, 1998, the Company issued 80,000 shares of its common stock to an entity in exchange for $20,000. In addition, on March 30, 1998, the Company issued 800,000 shares of its common stock in exchange for all the outstanding shares of the entity with a net stockholders' equity of $1,000.

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

The Company generated no revenues during the quarter ended September 30, 1998, and management does not anticipate any revenues until following the conclusion of a merger or acquisition, if any, as contemplated by the Company's business plan.

The Company's capital is limited. The Company anticipates operational costs will be limited until such time as significant evaluation work is undertaken regarding prospective mergers or acquisitions.

At September 30, 1998, the Company had no material commitments for capital expenditures.

                         PART II. OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

      None.

ITEM 2.   CHANGES IN SECURITIES

      None.

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

      None.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      None.

ITEM 5.   OTHER INFORMATION

      None.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

     (a)  The following exhibits have been filed with this report:

          Exhibit 27 - Financial Data Schedule

     (b)  Reports on Form 8-K.  None.

                                 SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     BEECHPORT CAPITAL CORP.



Date:  November 16, 1998             By:/s/ Lawrence Schmelzer
                                        Lawrence Schmelzer, President

                               EXHIBIT INDEX
EXHIBIT                                              METHOD OF FILING
-------                                        -----------------------------
  27.    FINANCIAL DATA SCHEDULE               Filed herewith electronically