Form 10QSB/A
period 1998-09-30
BEECHPORT CAPITAL CORP
filed 1999-01-06
CIK 855372

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB/A
                                  AMENDMENT NO. 1

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

YEAR 2000 COMPLIANCE

The Company is aware of the issues associated with the programming code in existing computer systems as the year 2000 approaches. The Company has assessed these issues as they relate to the Company, and since the Company currently has no operating business and does not use any components, and since it has no customers or suppliers, it does not believe that there are any material year 2000 issues to disclose in this Report.

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

                                     BEECHPORT CAPITAL CORP.



Date:  January 6, 1999               By:/s/ Lawrence Schmelzer
                                        Lawrence Schmelzer, President

                               EXHIBIT INDEX
EXHIBIT                                              METHOD OF FILING
-------                                        -----------------------------
  27.    FINANCIAL DATA SCHEDULE               Filed herewith electronically