Form 10KSB
period 1998-12-31
BEECHPORT CAPITAL CORP
filed 1999-05-12
CIK 855372

             UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549

                                FORM 10-KSB

           ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934

                 For the Fiscal Year ended: December 31, 1998

                        Commission File No. 33-31067


                           BEECHPORT CAPITAL CORP.
      -----------------------------------------------------------------
      (Exact Name of Small Business Issuer as Specified in its Charter)


           COLORADO                                       84-1137359
-------------------------------                    ------------------------
(State or Other Jurisdiction of                    (I.R.S. Employer Identi-
Incorporation or Organization)                         fication Number)

                  750 Prospect Avenue, Cleveland, Ohio  44115
         -----------------------------------------------------------
         (Address of Principal Executive Offices, Including Zip Code)

Issuer's Telephone Number, Including Area Code:  (216) 781-5700

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

As of May 1, 1999, 2,480,000 shares of common stock were outstanding, and the aggregate market value of the shares held by non-affiliates was approximately $906,000.

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

     The Company sold 10,000 Units (each "Unit" consisting of common stock and Class A and Class B Warrants) at $10.00 per Unit, for net proceeds of $50,054 in a public offering which closed on March 20, 1991. The Class A and B Warrants were exercisable at $4.40 and $6.60 per share, respectively. The Warrants expired on September 25, 1998.

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

     Effective June 30, 1998 the Company issued 800,000 shares of its Common Stock for 100% of the issued and outstanding stock of Marketplace 2000, Inc., an Ohio corporation which had no business. In connection with this transaction Lawrence Schmelzer was elected as President of the Company.

     The Company's offices are located at 750 Prospect Avenue, Cleveland, Ohio 44115, and its telephone number is (216) 781-5700.

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

ITEM 2.  DESCRIPTION OF PROPERTY.

     From December 31, 1993 until June 30, 1998, the Company maintained its office in space provided by Timothy J. Brasel, the Company's President, at no charge. Since June 30, 1998 the Company has maintained its office in space provided by Lawrence Schmelzer, the Company's President, at no charge. The Company owns no real property.

ITEM 3.  LEGAL PROCEEDINGS.

     There are no pending legal proceedings, and the Company is not aware of any threatened legal proceedings to which the Company is a party.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended December 31, 1998.

                                  PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

     (a) MARKET INFORMATION. To the best of management's knowledge, no public market for any securities of the Company existed from June 23, 1993 to March 27, 1997. The Company's common stock is currently traded in the over-the-counter market, and prices for the common stock are quoted on the OTC Bulletin Board under the symbol BEAH.

         The following table sets forth the high and low closing bid prices of the Company's common stock for the period indicated, as obtained from the NASD. The stock is principally owned or controlled by Officers and Directors of the Company, and the bid prices reported may not be indicative of the value of the common stock. The volume of trading in the Company's common stock has been minimal. These over-the-counter market quotations reflect inter-dealer prices without retail markup, markdown or commissions and may not necessarily represent actual transactions.

         QUARTER ENDED                   HIGH BID           LOW BID
         -------------                   --------           -------

         December 31, 1998               $1.9375            $ .75
         September 30, 1998              $1.50              $ .50
         June 30, 1998                   $2.00              $1.50
         March 31, 1998                  $2.00              $1.875

         December 31, 1997               $1.875             $ .50
         September 30, 1997              $ .50              $ .375
         June 30, 1997                   $ .50              $ .125
         March 31, 1997                  $1.375             $ .375

     (b) APPROXIMATE NUMBER OF HOLDERS OF COMMON STOCK. The number of record holders of the Company's no par value common stock at May 4, 1999, was approximately 46. This does not include shareholders who hold stock in their accounts at broker/dealers.

     (c) DIVIDENDS. No dividends have been declared or paid by the Company since inception.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS.

     During the fiscal year ended December 31, 1998, the Company engaged in no significant operations other than the search for, and identification and evaluation of, possible acquisition candidates. No revenues were received by the Company during the fiscal year. The Company experienced a net loss of $(19,301) during the fiscal year ended December 31, 1998, which was primarily the result of the legal and accounting costs of compliance with the reporting requirements of the federal securities laws, and general and administrative expenses.

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

    As of December 31, 1998, the Company had no material commitments for capital expenditures.

ITEM 7.  FINANCIAL STATEMENTS.

     The financial statements are set forth on pages F-1 through F-9 hereto.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING FINANCIAL DISCLOSURE.

    There have been no disagreements between the Company and its independent accountants on any matter of accounting principles or practices or financial statement disclosure since the Company's inception.

                                 PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

     The Directors and Executive Officers of the Company are as follows:

         NAME                AGE           POSITION
   ---------------------     ---      ----------------------
   Lawrence C. Schmelzer     62       President and Director

   Timothy J. Brasel         40       Director

   Joseph Surace             74       Director

     LAWRENCE C. SCHMELZER has served as President and a Director of the Company since June 30, 1998. He formerly served as the Chairman of 1st Cleveland Securities and as a Director of Fixcorp and Momentum Corporation. He is a graduate of the Wharton School of Finance. Mr. Schmelzer also is a private investor.

     TIMOTHY J. BRASEL has served as a Director since December 31, 1995 and as President from December 31, 1995 until June 30, 1998. From December 31, 1993 to December 31, 1995, he served as President and a Director, and from January 24, 1989 (inception) to June 5, 1992 he served as a Director. He also serves as a director of ten corporations which were formed for the purpose of acquiring or merging with a privately-held company. These ten corporations have registered their securities with the SEC under the Securities Exchange Act of 1934. These companies are Calneva Capital Corp., Aspen Capital Corp., Studio Capital Corp., Royal Belle Capital Corp., Zirconium Capital Corp., Copper Capital Corp., West Lake Capital Corp., Mercury Capital Corp., Hightop Capital Corp., and Antares Capital Corp. From December 1996 until September 1998, he served as President and a Director of Cypress Capital, Inc., which completed an acquisition of Terra Telecommunications, Inc. during September 1998. From September 1995 until January 1999, he served as President and a Director of High Hopes, Inc. which completed an acquisition of certain technology from Sanga e-Health LLC during January 1999. From May 1995 until August 1997, Mr. Brasel served as President and a director of Universal Capital Corp., which completed an acquisition of Remarc International Inc. during August 1997. From February 1996 until February 1997, Mr. Brasel served as President and a director of Capital 2000, Inc. which completed an acquisition of United Shields Corporation in February 1997. From July 1996 until December 1997, Mr. Brasel served as President and a director of Mahogany Capital, Inc. which completed an acquisition of Pontotoc Production Company, Inc. during December 1997. From July 1996 until May 1998, Mr. Brasel served as President and a director of Walnut Capital, Inc., which completed a merger with Links Ltd. during May 1998. From March 1990 until September 1994, Mr. Brasel served as President, Secretary, Treasurer and a Director of Prentice Capital, Inc., a publicly-held blank-check company which completed an acquisition of Universal Footcare, Inc. From March 1990 until August 1993, Mr. Brasel was President, Secretary and a Director of Brasel Ventures, Inc., a publicly-held blank-check company, which completed an acquisition of American Pharmaceutical Company. Since January 1987, Mr. Brasel has been President and a Director of Bleu Ridge Consultants, Inc., a business and management consulting firm located in Denver, Colorado. Mr. Brasel received a Bachelor of Science Degree in Business Administration from Morningside College, Sioux City, Iowa in 1980.

     JOSEPH SURACE has served as a Director since June 30, 1998. Mr. Surace is retired and is a private investor. He was formerly the owner of 3 Star Trucking.

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

ITEM 10.  EXECUTIVE COMPENSATION.

     The Company's sole Officer currently receives no salary from the Company.

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

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     The following table sets forth, as of April 15, 1999, the stock ownership of each person known by the Company to be the beneficial owner of five percent or more of the Company's Common Stock, each Director individually and all Directors and Officers of the Company as a group:

                                     AMOUNT AND
    NAME AND ADDRESS                NATURE OF BENE-          PERCENT
  OF BENEFICIAL OWNER              FICIAL OWNERSHIP          OF CLASS
-------------------------        --------------------        --------

Lawrence C. Schmelzer                   730,000                29.4%
21302 S. Woodland Road
Shaker Heights, OH  44122

Joseph Surace                            50,000                 2.0%
3819 Willow Run
Westlake, OH  44145

Timothy J. Brasel                       491,705 (1)            19.8%
5770 South Beech Court
Greenwood Village, CO  80121

J. J. Peirce                            170,000                 6.9%
5125 West Lake Avenue
Littleton, Colorado  80123

All Directors and                     1,271,705                51.3%
Officers as a Group
(3 Person)
_______________

(1) Includes 214,383 shares of Common Stock held of record by Brasel Family Partners, Ltd., a limited partnership of which Mr. Brasel is the general partner, by virtue of which Mr. Brasel may be deemed to be a beneficial holder of such shares. Also includes 100,000 shares held by Brasel Charitable Remainder Trust; 21,000 shares held by the Charitable Remainder Trust of Mary Jane Brasel; 22,000 shares held by the Charitable Remainder Trust of Susan Anne Brasel; 40,000 shares held by the Charitable Remainder Trust of Timothy J. Brasel; 10,000 shares held by the S.A. Brasel Charitable Remainder Trust; 52,958 shares held by Bleu Ridge Consultants Profit Sharing Plan and Trust; and 1,364 shares held by Mary Jane Brasel and Timothy J. Brasel as trustees for the benefit of Susan Anne Brasel. Mr. Brasel is trustee of each of the above trusts. Also includes a total of 30,000 shares held by Janet M. Brasel, Mr. Brasel's wife, as custodian for Tyler Jay Brasel, Colton Russell Brasel and Justin Brasel, UGMA/CO.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     During January, 1998 the Company issued 400,000 shares of its Common Stock to the following persons in payment of promissory notes totaling $7,500:

     Name                           No. of Shares   Amount of Note
     ----                           -------------   --------------
     Brasel Family Partners             50,000        $  937.50
     Janet Brasel, as Custodian        150,000        $2,812.50
     Paul H. Dragul                    200,000        $3,750.00
                                       -------        ---------
                                       400,000        $7,500.00

    Effective June 30, 1998 the Company issued 800,000 shares of its Common Stock to Lawrence Schmelzer in exchange for 100% of Marketplace 2000, Inc., an Ohio corporation which had no assets or business. In connection with this transaction Mr. Schmelzer was named as a Director and President of the Company.

     During June 1998 the Company issued 80,000 shares of its Common Stock to Lawrence Schmelzer in consideration for $20,000 in cash.

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K.

     (a)  3. EXHIBITS.

EXHIBIT
NUMBER      DESCRIPTION                    LOCATION

 3          Articles of Incorporation,     Incorporated by reference to
            as amended                     Registrant's Form S-18 Registration
                                           Statement (No. 33-31067)

 3          Bylaws                         Incorporated by reference to
                                           Registrant's Form S-18 Registration
                                           Statement (No. 33-31067)

10          Share Exchange Agreement       Filed herewith electronically
            dated April 28, 1999 with
            Marketplace 2000, Inc.

27          Financial Data Schedule        Filed herewith electronically

     (b) REPORTS ON FORM 8-K. No reports on Form 8-K were filed during the quarter ended December 31, 1998.

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
              BEECHPORT CAPITAL CORP. AND CONSOLIDATED SUBSIDIARY
                        CONSOLIDATED FINANCIAL STATEMENTS

                                     with

              REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

                            December 31, 1998 and 1997


Report of Independent Certified Public Accountants               F-2

Consolidated Financial Statements:

   Consolidated Balance Sheet                                    F-3

   Consolidated Statements of Operations                         F-4

   Consolidated Statement of Changes in Stockholders' Equity     F-5

   Consolidated Statements of Cash Flows                         F-6

   Notes to Consolidated Financial Statements                    F-7

            REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

The Board of Directors
Beechport Capital Corp.
Cleveland, OH 44115

We have audited the accompanying consolidated balance sheet of Beechport Capital Corp. and consolidated subsidiary as of December 31, 1998, and the related consolidated statements of operations, stockholders' (deficit) and cash flows for the two years ended May 31, 1998 and 1997. These financial statements are the responsibility of the company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements, referred to above, present fairly, in all material respects, the consolidated financial position of Beechport Capital Corp. and subsidiary as of December 31, 1998, and the consolidated results of its operations, changes in its stockholders' (deficit) and its cash flows for the two years ended December 31, 1998 and 1997, in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has suffered recurring losses from operations and has a net working capital deficiency that raise substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that may result from the outcome of this uncertainty.


                                   /s/ Schumacher & Associates, Inc.
                                   Schumacher & Associates, Inc.
                                   Certified Public Accountants
                                   12835 E. Arapahoe Road
                                   Tower II, Suite 110
                                   Englewood, Colorado 80112
April 13, 1999

            BEECHPORT CAPITAL CORP. AND CONSOLIDATED SUBSIDIARY

                          CONSOLIDATED BALANCE SHEET

                               December 31, 1998

                                    ASSETS

Current Assets
  Cash                                               $    12,957
  Trust account                                            3,561
                                                     -----------
     Total Current Assets                                 16,518
                                                     -----------

TOTAL ASSETS                                         $    16,518
                                                     ===========

                     LIABILITIES AND STOCKHOLDERS' (DEFICIT)

Current Liabilities
  Accounts payable                                   $     3,960
  Advances payable, related party                         21,985
                                                     -----------
     Total Current Liabilities                            25,945
                                                     -----------

TOTAL LIABILITIES                                         25,945
                                                     ===========

Stockholders' (Deficit):

  Preferred stock, no par value,
   10,000,000 shares authorized,
   None issued and outstanding                              -

  Common stock, no par value
   750,000,000 shares authorized,
   2,480,000 shares issued and
   outstanding                                           190,688

  Additional paid-in capital                              13,600
  Accumulated (deficit)                                 (213,715)
                                                     -----------

TOTAL STOCKHOLDERS' (DEFICIT)                             (9,427)
                                                     -----------

TOTAL LIABILITIES AND STOCKHOLDERS' (DEFICIT)        $    16,518
                                                     ===========






The accompanying notes are an integral part of the financial statements.

              BEECHPORT CAPITAL CORP. AND CONSOLIDATED SUBSIDIARY

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                       For the Years Ended December 31,

                                                 1998          1997
                                              ----------    ----------

Revenue                                       $        -    $        -
                                              ----------    ----------

Expenses
  Legal and accounting                            14,038         2,679
  Other                                            5,263           863
                                              ----------    ----------
                                                  19,301         3,542
                                              ----------    ----------

Net (Loss)                                    $  (19,301)   $   (3,542)
                                              ==========    ==========

Per Share                                     $     (.01)   $      nil
                                              ==========    ==========

Weighted Average Shares Outstanding            2,480,000     1,200,000
                                              ==========    ==========





























The accompanying notes are an integral part of the financial statements.

              BEECHPORT CAPITAL CORP. AND CONSOLIDATED SUBSIDIARY

          CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS'(DEFICIT)

                From December 31, 1996 through December 31, 1998

<CAPTION
                                                     Additional
                                 Common     Stock      Paid-in   Accumulated
                               No./Shares   Amount     Capital    (Deficit)     Total
                               ----------  --------  ----------  ------------  ---------

Balance at December 31, 1996   1,200,000   $163,188    $13,600    $(190,872)   $(14,084)

Net loss-year ended December
31, 1997                            -          -          -          (3,542)     (3,542)
                               ---------   --------    -------    ---------    --------

Balance at December 31, 1997   1,200,000    163,188     13,600     (194,414)    (17,626)

Issuance of stock for notes
payable                          400,000      7,500       -            -          7,500

Issuance of stock at $0.25        80,000     20,000       -            -         20,000

Issuance of stock - business
combination                      800,000       -          -            -           -

Net loss-year ended December
31, 1998                            -          -          -         (19,301)    (19,301)
                               ---------   --------    -------    ---------    --------

Balance at December 31, 1998   2,480,000   $190,688    $13,600    $(213,715)   $ (9,427)
                               =========   ========    =======    =========    ========























The accompanying notes are an integral part of the financial statements.

             BEECHPORT CAPITAL CORP. AND CONSOLIDATED SUBSIDIARY

                    CONSOLIDATED STATEMENTS OF CASH FLOWS

                       For the Years Ended December 31,


                                                 1998          1997
                                              ----------    ----------

Cash Flows from Operating Activities:
  Net income (loss)                           $ (19,301)    $  (14,917)
  Increase in accounts payable
   and accrued expenses                             585         11,787
  Other, net                                     (3,561)          -
                                              ----------    ----------
Net Cash (Used in) Operating
 Activities                                      (22,277)       (3,130)
                                              ----------    ----------

Cash Flows Provided by Investing
 Activities                                         -             -
                                              ----------    ----------

Cash Flows from Financing Activities:
  Advances from related party                      7,406          -
                                              ----------    ----------
Net Cash Provided from Financing
 Activities                                        7,406          -
                                              ----------    ----------

Cash Provided by Financing Activities:
  Common stock issued                             27,500          -
                                              ----------    ----------

Net Cash Provided by Financing Activities         27,500          -
                                              ----------    ----------

Increase (Decrease) in Cash                       12,629        (3,130)

Cash, Beginning of Period                            328         3,282
                                              ----------    ----------
Cash, End of Period                           $   12,957    $      152
                                              ==========    ==========

Interest Paid                                 $     -       $     -
                                              ==========    ==========

Income Taxes Paid                             $     -       $     -
                                              ==========    ==========






The accompanying notes are an integral part of the financial statements.

            BEECHPORT CAPITAL CORP. AND CONSOLIDATED SUBSIDIARY
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        December 31, 1998 and 1997


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

     (a)  Nature of Operations

          The Company was organized as a Colorado corporation on January 24, 1989, in order to evaluate, structure and complete a merger with, or acquisition of, prospects consisting of private companies, partnerships or sole proprietorships. The Company may seek to acquire a controlling interest in such entities in contemplation of later completing an acquisition. The Company is not limited to any operation or geographic area in seeking out opportunities.

     (b)  Per Share Information

          Per share information is based upon the weighted average number of shares outstanding during the period.

          Income Taxes

          As of December 31, 1998, Beechport Capital Corp. had net operating losses available for carry-over to future years of approximately $214,000, expiring in various years through 2013. Utilization of these carryovers may be limited due to changes in control of the Company. As of December 31, 1998, the company has total deferred tax assets of approximately $42,000 due to operating loss carryforwards. However, because of the uncertainty of potential realization of these tax assets, the Company has provided a valuation allowance for the entire $42,000. Thus, no tax assets have been recorded in the financial statements as of December 31, 1998.

            BEECHPORT CAPITAL CORP. AND CONSOLIDATED SUBSIDIARY
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                         December 31, 1998 and 1997


(1)  Summary of Accounting Policies, Continued

     (d)  Use of Estimates in Preparation of Financial Statements

          The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported period. Actual results could differ from those estimates.

(2)  Basis of Presentation - Going Concern

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

     In view of these matters, continuing as a going concern is dependent upon the Company's ability to meet is financing requirements, raise additional capital, and the success of its future operations or completion of a successful business combination. Management believes that actions planned and presently being taken to revise the company's operating and financial requirements provide the opportunity for the Company to continue as a going concern.

(3)  Business Combination

     Effective June 30, 1998 the Company entered into a business combination with Marketplace 2000, Inc. (Marketplace), an Ohio corporation. Under the terms of the agreement, the Company issued 800,000 shares of its restricted common stock in exchange for 100% of the issued and outstanding common stock of Marketplace. Since Marketplace had no stockholders' equity and since Marketplace was an inactive entity, no value was recorded for the stock issued. After the completion of the transaction the controlling shareholders of Marketplace owned approximately 50% of the Company's outstanding common stock.

           BEECHPORT CAPITAL CORP. AND CONSOLIDATED SUBSIDIARY
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                         December 31, 1998 and 1997


(4)  Advances from Related Parties

     At December 31, 1998 a related party had outstanding advances to the Company totaling $21,985. These advances have no written repayment terms, do not bear interest, and are uncollateralized.

(5)  Common Stock Issued

     On January 26, 1998, the Company issued 400,000 shares of its common stock in exchange for conversion of certain loans payable to related parties valued at $7,500. On June 30, 1998, the Company issued 80,000 shares of its common stock to an entity in exchange for $20,000. In addition, on June 30, 1998, the Company issued 800,000 shares of its common stock in exchange for all the outstanding shares of an inactive entity with no stockholders' equity. See note 3.

                                SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunder duly authorized.

                                BEECHPORT CAPITAL CORP.


Dated: May 11, 1999             By:/s/ Lawrence Schmelzer
                                   Lawrence Schmelzer, President

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

SIGNATURE                     TITLE                         DATE


/s/ Lawrence Schmelzer      President, Secretary,      May 11, 1999
Lawrence Schmelzer          Treasurer (Principal
                            Financial and Account-
                            ing Officer) and
                            Director


/s/ Timothy J. Brasel       Director                   May 11, 1999
Timothy J. Brasel