Form 10QSB
period 1999-03-31
BEECHPORT CAPITAL CORP
filed 1999-06-28
CIK 855372

             UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549


                                 FORM 10-QSB


          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934

              For the Quarterly Period ended: March 31, 1999

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


                               (216) 621-6300
                         --------------------------
                         (Issuer's telephone number)






Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                            Yes X             No___


There were 2,480,000 shares of the Registrant's common stock were outstanding as of March 31, 1999.

Transitional Small Business Disclosure Format (check one): Yes___     No X



                                    INDEX

                                                                 Page
                                                                Number


Part I.   Financial Information

     Item I.  Financial Statements

              Balance Sheets as of March 31, 1999
              and December 31, 1998                              3

              Statements of Operations, Three Months
              Ended March 31, 1999 and 1998                      4

              Statements of Cash Flows, Three Months
              Ended March 31, 1999 and 1998                      5

              Notes to Financial Statements                      6

     Item 2.  Management's Discussion and Analysis of
              Financial Conditions and Results of
              Operations                                         7

Part II.  Other Information                                      8

                            BEECHPORT CAPITAL CORP.

                                BALANCE SHEETS
                                 (Unaudited)

    ASSETS
                                               March 31,      December 31
                                                 1999            1998
                                             -----------      ----------
Current Assets
  Cash                                       $     1,340      $   12,957
  Held in trust                                    3,337           3,561
                                             -----------      ----------
     Total Current Assets                          4,677          16,518
                                             -----------      ----------

     Total Assets                            $     4,677      $   16,518
                                             ===========      ==========

     LIABILITIES AND STOCKHOLDERS' (DEFICIT)

Current Liabilities:
  Accounts payable                           $     7,012      $    3,960
  Advances from related parties                   11,446          21,985
                                             -----------      ----------
     Total Current Liabilities                    18,458          25,945
                                             -----------      ----------

Stockholders' (Deficit):
  Preferred Stock, no par value,
   10,000,000 shares authorized
   none issued and outstanding                         -               -
  Common Stock, no par value,
   750,000,000 shares authorized
   2,480,000 shares issued and
   outstanding                                   190,688         190,688
  Additional paid-in capital                      13,600          13,600
  Accumulated deficit                           (218,069)       (213,715)
                                             -----------      ----------
     Total Stockholders' (Deficit)               (13,781)         (9,427)
                                             -----------      ----------
     Total Liabilities and Stockholders'
      (Deficit)                              $     4,677      $   16,518
                                             ===========      ==========











The accompanying notes are an integral part of the financial statements.

                           BEECHPORT CAPITAL CORP.
                          STATEMENTS OF OPERATIONS
                                (Unaudited)

                                            Three Months     Three Months
                                               Ended            Ended
                                              March 31,        March 31,
                                                1999             1998
                                             -----------      ----------

Revenues                                     $         -      $        -
                                             -----------      ----------
Operating Expenses:
  Professional fees                                2,275             600
  Travel                                             973               -
  Other                                            1,106             198
                                             -----------      ----------
     Total Operating Expenses                      4,354             798
                                             -----------      ----------

Net Loss                                     $    (4,354)     $     (798)
                                             ===========      ==========

Per Share                                    $       nil      $      nil
                                             ===========      ==========

Weighted Average Number of
 Shares Outstanding                            2,480,000       1,200,000
                                             ===========      ==========


























The accompanying notes are an integral part of the financial statements.

                            BEECHPORT CAPITAL CORP.
                           STATEMENTS OF CASH FLOWS
                                 (Unaudited)

                                            Three Months     Three Months
                                               Ended            Ended
                                              March 31,        March 31,
                                                1999             1998
                                             -----------      ----------
Cash Flows Operating Activities:
  Net (loss)                                 $    (4,354)     $     (798)
  Decrease in trust account                          224               -
  Increase (decrease) in accounts
   payable                                         3,052          (3,898)
                                             -----------      ----------
  Net Cash (Used in) Operating
   Activities                                     (1,078)         (4,696)
                                             -----------      ----------
Cash Flows from Investing
 Activities                                            -               -
                                             -----------      ----------
Cash Flows from Financing
 Activities
   Repayment of advances from
    related party                                (10,539)              -
   Advances from related party                         -           4,696
                                             -----------      ----------
  Net Cash Provided by (Used in)
   Financing Activities                          (10,539)          4,696
                                             -----------      ----------

(Decrease) in Cash                               (11,617)              -

Cash, Beginning of Period                         12,957             152
                                             -----------      ----------

Cash, End of Period                          $     1,340      $      152
                                             ===========      ==========

Interest Paid                                $         -      $        -
                                             ===========      ==========

Income Taxes Paid                            $         -      $        -
                                             ===========      ==========










The accompanying notes are an integral part of the financial statements.

                           BEECHPORT CAPITAL CORP.
                       NOTES TO FINANCIAL STATEMENTS
                         March 31, 1999 (Unaudited)

(1)  Condensed Financial Statements

The financial statements included herein have been prepared by Beechport Capital Corp. without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted as allowed by such rules and regulations, and Beechport Capital Corp. believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these financial statements be read in conjunction with the December 31, 1998 audited financial statements and the accompanying notes thereto. While management believes the procedures followed in preparing these financial statements are reasonable, the accuracy of the amounts are in some respect's dependent upon the facts that will exist, and procedures that will be accomplished by Beechport Capital Corp. later in the year.

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

The Company generated no revenues during the quarter ended March 31, 1999, and management does not anticipate any revenues until following the conclusion of a merger or acquisition, if any, as contemplated by the Company's business plan.

The Company's capital is limited. The Company anticipates operational costs will be limited until such time as significant evaluation work is undertaken regarding prospective mergers or acquisitions.

At March 31, 1999, the Company had no material commitments for capital expenditures.

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

                                   BEECHPORT CAPITAL CORP.



Date: June 28, 1999                By:/s/ Lawrence Schmelzer
                                      Lawrence Schmelzer, President