Form 10QSB
period 1999-06-30
BEECHPORT CAPITAL CORP
filed 1999-08-16
CIK 855372

             UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549


                                 FORM 10-QSB


          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934

              For the Quarterly Period ended: June 30, 1999

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

                            Yes X             No___


There were 2,480,000 shares of the Registrant's common stock were outstanding as of June 30, 1999.

Transitional Small Business Disclosure Format (check one): Yes___     No X

                                    INDEX

                                                                 Page
                                                                Number


Part I.   Financial Information

     Item I.  Financial Statements

              Balance Sheets as of June 30, 1999
              and December 31, 1998                              3

              Statements of Operations, Three Months
              Ended June 30, 1999 and 1998                       4

              Statements of Operations, Six Months
              Ended June 30, 1999 and 1998                       5

              Statements of Cash Flows, Six Months
              Ended June 30, 1999 and 1998                       6

              Notes to Financial Statements                      7

     Item 2.  Management's Discussion and Analysis of
              Financial Conditions and Results of
              Operations                                         8

Part II.  Other Information                                      9

SIGNATURES                                                      10

                            BEECHPORT CAPITAL CORP.

                                BALANCE SHEETS
                                 (Unaudited)

    ASSETS
                                               June 30,       December 31
                                                 1999            1998
                                             -----------      ----------
Current Assets
  Cash                                       $       762      $   12,957
  Held in trust                                      319           3,561
                                             -----------      ----------
     Total Current Assets                          1,081          16,518
                                             -----------      ----------

     Total Assets                            $     1,081      $   16,518
                                             ===========      ==========

     LIABILITIES AND STOCKHOLDERS' (DEFICIT)

Current Liabilities:
  Accounts payable                           $     6,012      $    3,960
  Advances from related parties                   12,424          21,985
                                             -----------      ----------
     Total Current Liabilities                    18,436          25,945
                                             -----------      ----------

Stockholders' (Deficit):
  Preferred Stock, no par value,
   10,000,000 shares authorized
   none issued and outstanding                         -               -
  Common Stock, no par value,
   750,000,000 shares authorized
   2,480,000 shares issued and
   outstanding                                   190,688         190,688
  Additional paid-in capital                      13,600          13,600
  Accumulated deficit                           (221,643)       (213,715)
                                             -----------      ----------
     Total Stockholders' (Deficit)               (17,355)         (9,427)
                                             -----------      ----------
     Total Liabilities and Stockholders'
      (Deficit)                              $     1,081      $   16,518
                                             ===========      ==========











The accompanying notes are an integral part of the financial statements.

                           BEECHPORT CAPITAL CORP.
                          STATEMENTS OF OPERATIONS
                                (Unaudited)

                                            Three Months     Three Months
                                               Ended            Ended
                                              June 30,         June 30,
                                                1999             1998
                                             -----------      ----------

Revenues                                     $         -      $        -
                                             -----------      ----------
Operating Expenses:
  Professional fees                                1,917           2,313
  Travel                                             889               -
  Other                                              768             222
                                             -----------      ----------
     Total Operating Expenses                      3,574           2,535
                                             -----------      ----------

Net Loss                                     $    (3,574)     $   (2,535)
                                             ===========      ==========

Per Share                                    $       nil      $      nil
                                             ===========      ==========

Weighted Average Number of
 Shares Outstanding                            2,480,000       2,480,000
                                             ===========      ==========


























The accompanying notes are an integral part of the financial statements.

                           BEECHPORT CAPITAL CORP.
                          STATEMENTS OF OPERATIONS
                                (Unaudited)

                                             Six Months       Six Months
                                               Ended            Ended
                                              June 30,         June 30,
                                                1999             1998
                                             -----------      ----------

Revenues                                     $         -      $        -
                                             -----------      ----------
Operating Expenses:
  Professional fees                                4,192           5,661
  Travel                                           1,862               -
  Other                                            1,874             558
                                             -----------      ----------
     Total Operating Expenses                      7,928           6,219
                                             -----------      ----------

Net Loss                                     $    (7,928)     $   (6,219)
                                             ===========      ==========

Per Share                                    $       nil      $      nil
                                             ===========      ==========

Weighted Average Number of
 Shares Outstanding                            2,480,000       2,480,000
                                             ===========      ==========


























The accompanying notes are an integral part of the financial statements.

                            BEECHPORT CAPITAL CORP.
                           STATEMENTS OF CASH FLOWS
                                 (Unaudited)

                                             Six Months      Six Months
                                               Ended            Ended
                                              June 30,        June 30,
                                                1999             1998
                                             -----------      ----------
Cash Flows Operating Activities:
  Net (loss)                                 $    (7,928)     $   (6,219)
  Decrease in trust account                        3,242               -
  Increase (decrease) in accounts
   payable                                         2,052          (2,178)
                                             -----------      ----------
  Net Cash (Used in) Operating
   Activities                                     (2,634)         (8,397)
                                             -----------      ----------
Cash Flows from Investing
 Activities                                            -               -
                                             -----------      ----------
Cash Flows from Financing
 Activities
   Repayment of advances from
    related party                                (10,539)              -
   Advances from related party                       978           8,921
                                             -----------      ----------
  Net Cash Provided by (Used in)
   Financing Activities                           (9,561)          8,921
                                             -----------      ----------

(Decrease) in Cash                               (12,195)            524

Cash, Beginning of Period                         12,957             328
                                             -----------      ----------

Cash, End of Period                          $       762      $      852
                                             ===========      ==========

Interest Paid                                $         -      $        -
                                             ===========      ==========

Income Taxes Paid                            $         -      $        -
                                             ===========      ==========










The accompanying notes are an integral part of the financial statements.

                           BEECHPORT CAPITAL CORP.

                         NOTES TO FINANCIAL STATEMENTS
                          June 30, 1999 (Unaudited)


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

The Company generated no revenues during the quarter ended June 30, 1999, and management does not anticipate any revenues until following the conclusion of a merger or acquisition, if any, as contemplated by the Company's business plan.

The Company's capital is limited. The Company anticipates operational costs will be limited until such time as significant evaluation work is undertaken regarding prospective mergers or acquisitions.

At June 30, 1999, the Company had no material commitments for capital expenditures.

                          PART II. OTHER INFORMATION

Item 1.  Legal Proceedings.  None.

Item 2.  Changes in Securities.  None.

Item 3.  Defaults upon Senior Securities.  None.

Item 4.  Submission of Matters to a Vote of Security Holders.  None.

Item 5.  Other Information.

On July 31, 1999, the Company entered into an Agreement and Plan of Reorganization with March Indy International, Inc. (a Delaware corporation ("March Indy"), and its shareholders, pursuant to which the Company has agreed to acquire all of the outstanding stock of March Indy in exchange for a total of 7,652,571 shares of the Company's Common Stock. The Agreement, as amended, provides that prior to the acquisition the Company shall have effected a 1.35 for 1 forward split of the outstanding shares. As a result, the number of shares to be issued in exchange for all of the outstanding stock of March Indy would represent approximately 70% of the shares of Common Stock outstanding after the transaction.

The Agreement also provides that prior to the closing of the transaction the following conditions shall have been met:

     a. The Company shall have obtained shareholder approval of changing the name of the Company to "March Indy Corporation" and reducing the number of shares of authorized Common Stock to 100,000,000 shares.

     b. The Company shall have obtained shareholder approval of the 1999 Stock Option Plan.

     c. The Company shall have registered under Section 12(g) of the Securities Exchange Act of 1934.

The closing of the Agreement is also subject to the receipt of certain legal opinions, the continued accuracy of certain representations and other normal closing conditions. Effective at the closing, each of the Company's officers and directors shall resign and be replaced by persons designated by March Indy.

A shareholders meeting is scheduled for August 23, 1999 to consider the above matters.

Item 6.  Exhibits and Reports on Form 8-K

     None.

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   BEECHPORT CAPITAL CORP.



Date: August 16, 1999              By: /s/ Lawrence Schmelzer
                                       -------------------------------
                                       Lawrence Schmelzer, President

                               EXHIBIT INDEX
EXHIBIT                                              METHOD OF FILING
-------                                              ----------------

  27.    FINANCIAL DATA SCHEDULE                      Filed herewith
                                                      electronically