Form 10QSB
period 1999-09-30
BEECHPORT CAPITAL CORP
filed 1999-11-12
CIK 855372

             UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549


                                 FORM 10-QSB


          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934

              For the Quarterly Period ended: September 30, 1999

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

                            Yes X             No___


As of September 30, 1999, Registrant had 3,348,006 shares of common stock outstanding.

Transitional Small Business Disclosure Format (check one): Yes___     No X

                                     INDEX

                                                               Page
                                                              Number

Part I.       Financial Information

     Item I.     Financial Statements

               Balance Sheets as of September 30, 1999
                 and December 31, 1998                          3

               Statements of Operations, Three Months
                 Ended September 30, 1999 and 1998              4

               Statements of Operations, Nine Months
                 Ended September 30, 1999 and 1998              5

               Statements of Cash Flows, Nine Months
                 Ended September 30, 1999 and 1998              6

               Notes to Financial Statements                    7

     Item 2.     Management's Discussion and Analysis of
                 Financial Conditions and Results of
                 Operations                                     8

Part II.  Other Information                                     9

                           BEECHPORT CAPITAL CORP.

                                BALANCE SHEETS
                                 (Unaudited)

                                   ASSETS

                                                September 30,    December 31,
                                                    1999            1998
                                                ------------     -----------

Current Assets
  Cash                                          $       619      $   12,957
  Held in trust                                           -           3,561
                                                -----------      ----------
   Total Current Assets                                 619          16,518
                                                -----------      ----------
  Total Assets                                  $       619      $   16,518
                                                ===========      ==========

                    LIABILITIES AND STOCKHOLDERS' (DEFICIT)

Current Liabilities:
     Accounts payable                           $    14,998      $    3,960
     Advances from related parties                   22,761          21,985
                                                -----------      ----------
  Total Current Liabilities                          37,759          25,945
                                                -----------      ----------
Stockholders' (Deficit):
     Preferred Stock, no par value
          10,000,000 shares authorized
          none issued and outstanding                     -               -
     Common Stock, no par value,
          750,000,000 shares authorized
          3,348,006 shares issued and
          outstanding                               190,688         190,688
     Additional paid-in capital                      13,600          13,600
     Accumulated deficit                           (241,428)       (213,715)
                                                -----------      ----------
Total Stockholders' (Deficit)                       (37,140)         (9,427)
                                                -----------      ----------
Total Liabilities and Stockholders' (Deficit)   $       619      $   16,518
                                                ===========      ==========












The accompanying notes are an integral part of the financial statements.

                           BEECHPORT CAPITAL CORP.

                           STATEMENTS OF OPERATIONS
                                (Unaudited)

                                        Three Months      Three Months
                                            Ended             Ended
                                        September 30,     September 30,
                                            1999              1998
                                        ------------      ------------


Revenues                                 $         -      $         -
                                         -----------      -----------
Operating Expenses:
     Professional fees                        17,390            3,377
     Travel                                    1,014            1,010
     Other                                     1,381              865
                                         -----------      -----------
       Total Operating Expenses               19,785            5,252
                                         -----------      -----------
Net Loss                                     (19,785)     $    (5,252)
                                         ===========      ===========
Per Share                                $      (.01)     $       nil
                                         ===========      ===========
Weighted Average Number of
 Shares Outstanding                        3,348,006        3,348,006
                                         ===========      ===========



























The accompanying notes are an integral part of the financial statements.

                            BEECHPORT CAPITAL CORP.

                           STATEMENTS OF OPERATIONS
                                 (Unaudited)


                                    Nine Months          Nine Months
                                       Ended                Ended
                                    September 30,        September 30,
                                        1999                 1998
                                    ------------         ------------


Revenues                            $         -           $         -
                                    -----------           -----------
Operating Expenses:
     Professional fees                   21,582                 9,038
     Travel                               2,876                 1,010
     Other                                3,255                 1,423
                                    -----------           -----------
       Total Operating Expenses          27,713                11,471
                                    -----------           -----------
Net Loss                                (27,713)          $   (11,471)
                                    ===========           ===========
Per Share                           $      (.01)          $      (.01)
                                    ===========           ===========
Weighted Average Number of
 Shares Outstanding                   3,348,006             3,346,006
                                    ===========           ===========



























The accompanying notes are an integral part of the financial statements.

                            BEECHPORT CAPITAL CORP.

                           STATEMENTS OF CASH FLOWS
                                 (Unaudited)


                                          Nine Months     Nine Months
                                             Ended           Ended
                                          September 30,   September 30,
                                             1999            1998
                                          ------------    ------------

Cash Flows Operating Activities:
     Net (loss)                           $  (27,713)     $  (11,471)
     (Increase) decrease in trust
      account                                  3,561          (4,581)
     Increase in accounts payable             11,038              28
                                          ----------      ----------
  Net Cash (Used in) Operating
   Activities                                (13,114)        (16,024)
                                          ----------      ----------
Cash Flows from Investing
 Activities                                        -               -
                                          ----------      ----------
Cash Flows from Financing
 Activities
     Issuance of common stock                      -          20,000
     Advances from related party              11,315           4,275
     Repayment of advances from
      related party                          (10,539)         (8,579)
                                          ----------      ----------
  Net Cash Provided by (Used in)
   Financing Activities                          776          15,696
                                          ----------      ----------

Increase (decrease) in Cash                  (12,338)           (328)

Cash, Beginning of Period                     12,957             328
                                          ----------      ----------

Cash, End of Period                       $      619      $        -
                                          ==========      ==========

Interest Paid                             $        -      $        -
                                          ==========      ==========

Income Taxes Paid                         $        -      $        -
                                          ==========      ==========







The accompanying notes are an integral part of the financial statements.

                            BEECHPORT CAPITAL CORP.

                         NOTES TO FINANCIAL STATEMENTS
                         September 30, 1999 (Unaudited)


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

The Company generated no revenues during the quarter ended September 30, 1999, and management does not anticipate any revenues until following the conclusion of a merger or acquisition, if any, as contemplated by the Company's business plan.

The Company's capital is limited. The Company anticipates operational costs will be limited until such time as significant evaluation work is undertaken regarding prospective mergers or acquisitions.

At September 30, 1999, the Company had no material commitments for capital expenditures.

                          PART II. OTHER INFORMATION



Item 1.     Legal Proceedings

          None.

Item 2.     Changes in Securities

          None.

Item 3.     Defaults upon Senior Securities

          None.

Item 4.     Submission of Matters to a Vote of Security Holders

          None.

Item 5.     Other Information

     The proposed transaction with March Indy which was previously disclosed was terminated during September due to a lack of proper accounting information regarding March Indy.

Item 6.     Exhibits and Reports on Form 8-K

          None.

                                  SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                              Beechport Capital Corp.



Date: November 10, 1999       By: /s/ Lawrence Schmelzer
                                  Lawrence Schmelzer, President

                               EXHIBIT INDEX
EXHIBIT                                              METHOD OF FILING
-------                                              ----------------

  27.    FINANCIAL DATA SCHEDULE                      Filed herewith
                                                      electronically