Form 10KSB
period 1999-12-31
BEECHPORT CAPITAL CORP
filed 2000-04-07
CIK 855372

             UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549

                                FORM 10-KSB

           ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934

                 For the Fiscal Year ended: December 31, 1999

                        Commission File No. 33-31067


                           BEECHPORT CAPITAL CORP.
      -----------------------------------------------------------------
      (Exact Name of Small Business Issuer as Specified in its Charter)


           COLORADO                                       84-1137359
-------------------------------                    ------------------------
(State or Other Jurisdiction of                    (I.R.S. Employer Identi-
Incorporation or Organization)                         fication Number)

                  750 Prospect Avenue, Cleveland, Ohio  44115
         -----------------------------------------------------------
         (Address of Principal Executive Offices, Including Zip Code)

Issuer's Telephone Number, Including Area Code:  (216) 283-4000

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

As of March 31, 2000, 3,348,013 shares of common stock were outstanding, and the aggregate market value of the shares held by non-affiliates was approximately $1,274,000.

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

     During June 1992 the Company effected a one for four hundred and forty (1 for 440) reverse stock split of the Company's common stock outstanding. On December 6, 1995, the Company effected a two for one forward stock split of the shares of the Company's Common Stock outstanding. On August 20, 1999 the Company approved a 1.35 for one forward stock split of the shares of the Company's Common Stock. All financial information and share data in the remainder of this Report gives retroactive effect to these stock splits.

     Since the Company does not have any cash, it must locate a potential acquisition or merger candidate that is only interested in the liquidity of a public company.

     Effective June 30, 1998 the Company issued 1,080,000 shares of its Common Stock for 100% of the issued and outstanding stock of Marketplace 2000, Inc., an Ohio corporation which had no business. In connection with this transaction Lawrence Schmelzer was elected as President of the Company.

     The Company's offices are located at 750 Prospect Avenue, Cleveland, Ohio 44115, and its telephone number is (216) 283-4000.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended December 31, 1999.

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

         QUARTER ENDED                   HIGH BID           LOW BID
      -------------------                --------           -------

         December 31, 1999                $1.25              $ .56
         September 30, 1999               $2.22              $ .71
         June 30, 1999                    $1.32              $1.11
         March 31, 1999                   $1.67              $1.29

         December 31, 1998                $1.43              $ .55
         September 30, 1998               $1.11              $ .37
         June 30, 1998                    $1.48              $1.11
         March 31, 1998                   $1.48              $1.3875


     (b) APPROXIMATE NUMBER OF HOLDERS OF COMMON STOCK. The number of record holders of the Company's no par value common stock at March 31, 2000 was approximately 47. This does not include shareholders who hold stock in their accounts at broker/dealers.

     (c) DIVIDENDS. No dividends have been declared or paid by the Company since inception.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS.

     During the fiscal year ended December 31, 1999, the Company engaged in no significant operations other than the search for, and identification and evaluation of, possible acquisition candidates. No revenues were received by the Company during the fiscal year. The Company experienced a net loss of $(31,805) during the fiscal year ended December 31, 1999, which was primarily the result of expenses incurred in connection with a potential acquisition which was terminated and the legal and accounting costs of compliance with the reporting requirements of the federal securities laws, and general and administrative expenses.

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

    As of December 31, 1999, the Company had no material commitments for capital expenditures.

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

                                 PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

     The Directors and Executive Officers of the Company are as follows:

         NAME                AGE           POSITION
   ---------------------     ---      ----------------------
   Lawrence C. Schmelzer     63       President and Director

   Timothy J. Brasel         41       Director

   Susan Schmelzer           36       Director


     LAWRENCE C. SCHMELZER has served as President and a Director of the Company since June 30, 1998. He formerly served as the Chairman of 1st Cleveland Securities and Chairman of Quincy Savings and Loan Bank. He is a graduate of the Wharton School of Finance. Mr. Schmelzer also is a private investor.

     TIMOTHY J. BRASEL has served as a Director since December 31, 1995 and as President from December 31, 1995 until June 30, 1998. From December 31, 1993 to December 31, 1995, he served as President and a Director, and from January 24, 1989 (inception) to June 5, 1992 he served as a Director. He also serves as a director of nine corporations which were formed for the purpose of acquiring or merging with a privately-held company. These nine corporations have registered their securities with the SEC under the Securities Exchange Act of 1934. These companies are Calneva Capital Corp., Aspen Capital Corp., Studio Capital Corp., Royal Belle Capital Corp., Zirconium Capital Corp., West Lake Capital Corp., Mercury Capital Corp., Hightop Capital Corp., and Antares

Capital Corp. From December 1996 until September 1998, he served as President and a Director of Cypress Capital, Inc., which completed an acquisition of Terra Telecommunications, Inc. during September 1998. From September 1995 until January 1999, he served as President and a Director of High Hopes, Inc. which completed an acquisition of certain technology from Sanga e-Health LLC during January 1999. From May 1995 until August 1997, Mr. Brasel served as President and a director of Universal Capital Corp., which completed an acquisition of Remarc International Inc. during August 1997. From February 1996 until February 1997, Mr. Brasel served as President and a director of Capital 2000, Inc. which completed an acquisition of United Shields Corporation in February 1997. From July 1996 until December 1997, Mr. Brasel served as President and a director of Mahogany Capital, Inc. which completed an acquisition of Pontotoc Production Company, Inc. during December 1997.
From July 1996 until May 1998, Mr. Brasel served as President and a director of Walnut Capital, Inc., which completed a merger with Links Ltd. during May 1998. From March 1990 until September 1994, Mr. Brasel served as President, Secretary, Treasurer and a Director of Prentice Capital, Inc., a publicly-held blank-check company which completed an acquisition of Universal Footcare, Inc. From March 1990 until August 1993, Mr. Brasel was President, Secretary and a Director of Brasel Ventures, Inc., a publicly-held blank-check company, which completed an acquisition of American Pharmaceutical Company. Since January 1987, Mr. Brasel has been President and a Director of Bleu Ridge Consultants, Inc., a business and management consulting firm located in Denver, Colorado. Mr. Brasel received a Bachelor of Science Degree in Business Administration from Morningside College, Sioux City, Iowa in 1980.

     SUSAN SCHMELZER has served as a Director since August 1999. She is general manager of Travelworld, a travel agency in Shaker Heights, Ohio.

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

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     The following table sets forth, as of March 31, 2000 the stock ownership of each person known by the Company to be the beneficial owner of five percent or more of the Company's Common Stock, each Director individually and all Directors and Officers of the Company as a group:

                                     AMOUNT AND
    NAME AND ADDRESS                NATURE OF BENE-          PERCENT
  OF BENEFICIAL OWNER              FICIAL OWNERSHIP          OF CLASS
-------------------------        --------------------        --------

Lawrence C. Schmelzer                   985,500                29.4%
21302 S. Woodland Road
Shaker Heights, OH  44122

Timothy J. Brasel                       663,802 (1)            19.8%
5770 South Beech Court
Greenwood Village, CO  80121

J. J. Peirce                            229,500                 6.9%
5125 West Lake Avenue
Littleton, Colorado  80123

All Directors and                     1,649,402                49.3%
Officers as a Group
(3 Person)
_______________

(1) Includes 289,417 shares of Common Stock held of record by Brasel Family Partners, Ltd., a limited partnership of which Mr. Brasel is the general partner, by virtue of which Mr. Brasel may be deemed to be a beneficial holder of such shares. Also includes 135,000 shares held by Brasel Charitable Remainder Trust; 28,350 shares held by the Charitable Remainder Trust of Mary Jane Brasel; 29,700 shares held by the Charitable Remainder Trust of Susan Anne Brasel; 54,000 shares held by the Charitable Remainder Trust of Timothy J. Brasel; 13,500 shares held by the S.A. Brasel Charitable Remainder Trust; 71,493 shares held by Bleu Ridge Consultants Profit Sharing Plan and Trust; and 1,841 shares held by Mary Jane Brasel and Timothy J. Brasel as trustees for the benefit of Susan Anne Brasel. Mr. Brasel is trustee of each of the above trusts. Also includes a total of 40,500 shares held by Janet M. Brasel, Mr. Brasel's wife, as custodian for Tyler Jay Brasel, Colton Russell Brasel and Justin Brasel, UGMA/CO.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     During January, 1998 the Company issued 540,000 shares of its Common Stock to the following persons in payment of promissory notes totaling $7,500:

     Name                           No. of Shares   Amount of Note
     ----                           -------------   --------------
     Brasel Family Partners             67,500        $  937.50
     Janet Brasel, as Custodian        202,500        $2,812.50
     Paul H. Dragul                    270,000        $3,750.00
                                       -------        ---------
                                       540,000        $7,500.00

    Effective June 30, 1998 the Company issued 1,080,000 shares of its Common Stock to Lawrence Schmelzer in exchange for 100% of Marketplace 2000, Inc., an Ohio corporation which had no assets or business. In connection with this transaction Mr. Schmelzer was named as a Director and President of the Company.

     During June 1998 the Company issued 108,000 shares of its Common Stock to Lawrence Schmelzer in consideration for $20,000 in cash.

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K.

     (a)  EXHIBITS.

EXHIBIT
NUMBER      DESCRIPTION                    LOCATION

 3          Articles of Incorporation,     Incorporated by reference to
            as amended                     Registrant's Form S-18 Registration
                                           Statement (No. 33-31067)

 3          Bylaws                         Incorporated by reference to
                                           Registrant's Form S-18 Registration
                                           Statement (No. 33-31067)

10          Share Exchange Agreement       Incorporated by reference to
            dated April 28, 1998 with      Exhibit 10 to Registrant's Form
            Marketplace 2000, Inc.         10-KSB for the year ended
                                           December 31, 1998

27          Financial Data Schedule        Filed herewith electronically


     (b) REPORTS ON FORM 8-K. No reports on Form 8-K were filed during the quarter ended December 31, 1999.

                  INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

             BEECHPORT CAPITAL CORP. AND CONSOLIDATED SUBSIDIARY



                      CONSOLIDATED FINANCIAL STATEMENTS

                                   with

             REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

                       December 31, 1999 and 1998






     Report of Independent Certified Public Accountants                    F-2

     Consolidated Financial Statements:

          Consolidated Balance Sheet                                       F-3

          Consolidated Statements of Operations                            F-4

          Consolidated Statement of Changes in                             F-5
            Stockholders' (Deficit)

          Consolidated Statements of Cash Flows                            F-6

          Notes to Consolidated Financial Statements                       F-7

              REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS



The Board of Directors
Beechport Capital Corp.
Cleveland, OH 44115

We have audited the accompanying consolidated balance sheet of Beechport Capital Corp. and consolidated subsidiary as of December 31, 1999, and the related consolidated statements of operations, stockholders' (deficit) and cash flows for the two years ended December 31, 1999 and 1998. These financial statements are the responsibility of the company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements, referred to above, present fairly, in all material respects, the consolidated financial position of Beechport Capital Corp. and subsidiary as of December 31, 1999, and the consolidated results of its operations, changes in its stockholders' (deficit) and its cash flows for the two years ended December 31, 1999 and 1998, in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has suffered recurring losses from operations and has a net capital deficiency that raise substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that may result from the outcome of this uncertainty.



                                   /s/ Schumacher & Associates, Inc.

                                   Schumacher & Associates, Inc.
                                   Certified Public Accountants
                                   2525 Fifteenth Street, Suite 3H
                                   Denver, Colorado 80211

March 23, 2000

              BEECHPORT CAPITAL CORP. AND CONSOLIDATED SUBSIDIARY

                         CONSOLIDATED BALANCE SHEET
                             December 31, 1999

                                   ASSETS

Current Assets                                      $      -0-
                                                    ----------

TOTAL ASSETS                                        $      -0-
                                                    ==========


                    LIABILITIES AND STOCKHOLDERS' (DEFICIT)

Current Liabilities
     Accounts payable                               $    6,116
     Outstanding checks in excess of
      balance reported by bank                          11,481
     Advances payable, related party                    23,635
                                                    ----------

       Total Current Liabilities                        41,232
                                                    ----------

TOTAL LIABILITIES                                       41,232
                                                    ----------

Stockholders' (Deficit):

     Preferred stock, no par value,
       10,000,000 shares authorized,
       None issued and outstanding

     Common stock, no par value
       750,000,000 shares authorized,
       3,348,013 shares issued and
       outstanding                                     190,688
      Additional paid-in capital                        13,600
     Accumulated (deficit)                            (245,520)
                                                    ----------

TOTAL STOCKHOLDERS' (DEFICIT)                          (41,232)
                                                    ----------

TOTAL LIABILITIES AND STOCKHOLDERS' (DEFICIT)       $      -0-
                                                    ==========






The accompanying notes are an integral part of the financial statements.

              BEECHPORT CAPITAL CORP. AND CONSOLIDATED SUBSIDIARY

                   CONSOLIDATED STATEMENTS OF OPERATIONS

                      For the Years Ended December 31,

                                             1999            1998
                                         ----------      ----------

Revenue                                  $        -      $        -
                                         ----------      ----------
Expenses
     Legal and accounting                    21,376          14,038
     Other                                   10,429           5,263
                                         ----------      ----------
                                             31,805          19,301
                                         ----------      ----------

Net (Loss)                               $  (31,805)     $  (19,301)
                                         ==========      ==========

Per Share                                $     (.01)     $     (.01)
                                         ==========      ==========

Weighted Average Shares Outstanding       3,348,013       3,348,013
                                         ==========      ==========




























The accompanying notes are an integral part of the financial statements.

              BEECHPORT CAPITAL CORP. AND CONSOLIDATED SUBSIDIARY
           CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS'(DEFICIT)

                From December 31, 1997 through December 31, 1999




                                                           Additional
                                   Common                   Paid-in     Accumulated
                                 No./Shares  Stock Amount   Capital      (Deficit)      Total
                                 ----------  ------------   ----------  -----------   ---------

Balance at December 31, 1997     1,620,013   $  163,188     $  13,600   $ (194,414)   $ (17,626)

Issuance of stock for notes
payable                            540,000        7,500             -            -        7,500

Issuance of stock at $0.19         108,000       20,000             -            -       20,000

Issuance of stock - business
combination                      1,080,000            -             -            -            -

Net loss-year ended December
31, 1998                                 -            -             -      (19,301)     (19,301)
                                 ---------   ----------     ---------   ----------    ---------

Balance at December 31, 1998     3,348,013      190,688        13,600     (213,715)      (9,427)

Net loss-year ended December
31, 1999                                 -            -             -      (31,805)     (31,805)
                                 ---------   ----------     ---------   ----------    ---------

Balance at December 31, 1999     3,348,013   $  190,688     $  13,600   $ (245,520)   $ (41,232)
                                 =========   ==========     =========   ==========    =========




















The accompanying notes are an integral part of the financial statements.

              BEECHPORT CAPITAL CORP. AND CONSOLIDATED SUBSIDIARY

                    CONSOLIDATED STATEMENTS OF CASH FLOWS

                       For the Years Ended December 31,

                                               1999            1998
                                            ----------      ----------
Cash Flows from Operating Activities:
     Net income (loss)                      $  (31,805)     $  (19,301)
     Increase in accounts payable
      and accrued expenses                      15,287             585
     Other, net                                  3,561          (3,561)
                                            ----------      ----------
Net Cash (Used in) Operating
 Activities                                    (12,957)        (22,277)
                                            ----------      ----------
Cash Flows Provided by Investing
 Activities                                          -               -
                                            ----------      ----------
Cash Flows from Financing Activities:
     Advances from related party                     -           7,406
                                            ----------      ----------
Net Cash Provided from Financing
 Activities                                          -           7,406
                                            ----------      ----------
Cash Provided by Financing
 Activities:
     Common stock issued                             -          27,500
                                            ----------      ----------
Net Cash Provided by Financing
 Activities                                          -          27,500
                                            ----------      ----------

Increase (Decrease) in Cash                    (12,957)         12,629

Cash, Beginning of Period                       12,957             328
                                            ----------      ----------

Cash, End of Period                         $        -      $   12,957
                                            ==========      ==========

Interest Paid                               $        -      $        -
                                            ==========      ==========

Income Taxes Paid                           $        -      $        -
                                            ==========      ==========







The accompanying notes are an integral part of the financial statements.

              BEECHPORT CAPITAL CORP. AND CONSOLIDATED SUBSIDIARY
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                          December 31, 1999 and 1998



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

          The Company approved a 1.35 for one forward stock split effective August 20, 1999. All references to common stock have been retroactively adjusted to give effect to this stock split.

     (c)  Income Taxes

          As of December 31, 1999, Beechport Capital Corp. had net operating losses available for carry-over to future years of approximately $245,000, expiring in various years through 2019. Utilization of these carryovers may be limited due to changes in control of the Company. As of December 31, 1999, the company has total deferred tax assets of approximately $49,000 due to operating loss carryforwards. However, because of the uncertainty of potential realization of these tax assets, the Company has provided a valuation allowance for the entire $49,000. Thus, no tax assets have been recorded in the financial statements as of December 31, 1999.

              BEECHPORT CAPITAL CORP. AND CONSOLIDATED SUBSIDIARY
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                          December 31, 1999 and 1998



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

(2)   Basis of Presentation - Going Concern

     The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplates continuation of the Company as a going concern. However, the Company has suffered recurring losses from operations and has a net capital deficiency. These matters raise substantial doubt about the Company's ability to continue as a going concern. Management is attempting to locate a business combination candidate.

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

(3)  Business Combination

     Effective June 30, 1998 the Company entered into a business combination with Marketplace 2000, Inc. (Marketplace), an Ohio corporation. Under the terms of the agreement, the Company issued 1,080,000 shares of its restricted common stock in exchange for 100% of the issued and outstanding common stock of Marketplace. Since Marketplace had no stockholders' equity and since Marketplace was an inactive entity, no value was recorded for the stock issued. After the completion of the transaction the controlling shareholders of Marketplace owned approximately 50% of the Company's outstanding common stock.

     As of December 31, 1999, Marketplace is an inactive entity.

              BEECHPORT CAPITAL CORP. AND CONSOLIDATED SUBSIDIARY
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                          December 31, 1999 and 1998



(4)  Advances from Related Parties

     At December 31, 1999 a related party had outstanding advances to the Company totaling $23,635. These advances have no written repayment terms, do not bear interest, and are uncollateralized.

(5)  Common Stock Issued

     On January 26, 1998, the Company issued 540,000 shares of its common stock in exchange for conversion of certain loans payable to related parties valued at $7,500. On March 30, 1998, the Company issued 108,000 shares of its common stock to an entity in exchange for $20,000. In addition, on March 30, 1998, the Company issued 1,080,000 shares of its common stock in exchange for all the outstanding shares of an inactive entity with no stockholders' equity. See note 3.

     On August 20, 1999, the Company effected a 1.35 to one forward stock split. All references to common stock have been retroactively adjusted to give effect to this split.

                                SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunder duly authorized.

                                BEECHPORT CAPITAL CORP.


Dated: April 7, 2000          By:/s/ Lawrence Schmelzer
                                   Lawrence Schmelzer, President

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

SIGNATURE                     TITLE                         DATE


/s/ Lawrence Schmelzer      President, Secretary,      April 7, 2000
Lawrence Schmelzer          Treasurer (Principal
                            Financial and Account-
                            ing Officer) and
                            Director


/s/ Timothy J. Brasel       Director                   April 7, 2000
Timothy J. Brasel



/s/ Susan Schmelzer         Director                   April 7, 2000
Susan Schmelzer