Form 10QSB
period 2000-03-31
BEECHPORT CAPITAL CORP
filed 2000-05-17
CIK 855372

             UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549


                                 FORM 10-QSB


          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934

              For the Quarterly Period ended: March 31, 2000

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

                            Yes X             No___


As of March 31, 2000, Registrant had 3,348,013 shares of common stock, no par value, outstanding.

Transitional Small Business Disclosure Format (check one): Yes___     No X

                                     INDEX

                                                                   Page
                                                                  Number

Part I.       Financial Information

     Item I.     Financial Statements

               Review Report of Independent Certified
                 Public Accountant                                   3

               Balance Sheets as of March 31, 2000
                 and December 31, 1999                               4

               Statements of Operations, Three Months
                 Ended March 31, 2000 and 1999                       5

               Statements of Cash Flows, Three Months
                 Ended March 31, 2000 and 1999                       6

               Notes to Financial Statements                         7

     Item 2.     Management's Discussion and Analysis of
                 Financial Conditions and Results of
                 Operations                                          8

Part II.  Other Information                                          9

           REVIEW REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANT



The Board of Directors
Beechport Capital Corp. and Consolidated Subsidiary
Cleveland, Ohio

We have reviewed the accompanying balance sheet of Beechport Capital Corp. and Consolidated Subsidiary as of March 31, 2000, and the related statements of operations and cash flows for the three months then ended, in accordance with Statements on Standards for Accounting and Review Services issued by the American Institute of Certified Public Accountants. All information included in these financial statements is the representation of the management of Beechport Capital Corp. and Consolidated Subsidiary.

A review of interim financial statements consists principally of inquiries of Company personnel responsible for financial matters and analytical procedures applied to financial data. It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the accompanying financial statements in order for them to be in conformity with generally accepted accounting principles.

As discussed in the notes to the financial statements, certain conditions indicate that the Company may be unable to continue as a going concern. The accompanying financial statements do not include any adjustments to the financial statements that might be necessary should the Company be unable to continue as a going concern.



                              /s/ Schumacher & Associates, Inc.

                              Schumacher & Associates, Inc.
                              Certified Public Accountants
                              2525 Fifteenth Street, Suite 3H
                              Denver, Colorado 80211

May 11, 2000

                           BEECHPORT CAPITAL CORP.

                              BALANCE SHEETS
                                (Unaudited)

                                  ASSETS

                                               March 31,      December 31
                                                 2000            1999
                                               ---------      -----------
Current Assets
  Cash                                         $     525      $         -
                                               ---------      -----------
   Total Current Assets                              525                -
                                               ---------      -----------
  Total Assets                                 $     525      $         -
                                               =========      ===========


                   LIABILITIES AND STOCKHOLDERS' (DEFICIT)

Current Liabilities:
     Accounts payable                          $  10,146      $     6,116
     Outstanding checks in excess of
      balance reported by bank                         -           11,481
     Advances from related parties                35,635           23,635
                                               ---------      -----------
Total Current Liabilities                         45,781           41,232
                                               ---------      -----------
Stockholders' (Deficit):
     Preferred Stock, no par value,
          10,000,000 shares authorized
          none issued and outstanding                  -                -
     Common Stock, no par value,
          750,000,000 shares authorized
          3,348,013 shares issued and
          outstanding                            190,688          190,688
     Additional paid-in capital                   13,600           13,600
     Accumulated deficit                        (249,544)        (245,520)
                                               ---------      -----------
Total Stockholders' (Deficit)                    (45,256)         (41,232)
                                               ---------      -----------
Total Liabilities and Stockholders' (Deficit)  $     525      $         -
                                               =========      ===========









The accompanying notes are an integral part of the financial statements.

                           BEECHPORT CAPITAL CORP.

                          STATEMENTS OF OPERATIONS
                                 (Unaudited)

                                        Three Months        Three Months
                                           Ended                Ended
                                          March 31,            March 31,
                                            2000                 1999
                                        ------------        ------------

Revenues                                $         -         $         -
                                        -----------         -----------
Operating Expenses:
     Professional fees                        3,370               2,275
     Travel                                     250                 973
     Other                                      404               1,106
                                        -----------         -----------
       Total Operating Expenses               4,024                4,354
                                        -----------         -----------

Net Loss                                     (4,024)        $    (4,354)
                                        ===========         ===========

Per Share                               $       nil         $       nil
                                        ===========         ===========
Weighted Average Number of
 Shares Outstanding                       3,348,013           2,480,000
                                        ===========         ===========
























The accompanying notes are an integral part of the financial statements.

                           BEECHPORT CAPITAL CORP.

                          STATEMENTS OF CASH FLOWS
                                 (Unaudited)


                                         Three Months         Three Months
                                            Ended                Ended
                                           March 31,            March 31,
                                             2000                 1999
                                         ----------           ----------

Cash Flows Operating Activities:
     Net (loss)                          $   (4,024)          $   (4,354)
     Decrease in trust account                    -                  224
     Increase (decrease) in accounts
      payable and accrued expenses           (7,451)               3,052
                                         ----------           ----------
  Net Cash (Used in) Operating
   Activities                               (11,475)              (1,078)
                                         ----------           ----------
Cash Flows from Investing
 Activities                                       -                    -
                                         ----------           ----------
Cash Flows from Financing
 Activities
     Repayment of advances from
      related party                               -              (10,539)
     Advances from related party             12,000                    -
                                         ----------           ----------
  Net Cash Provided by (Used in)
   Financing Activities                      12,000              (10,539)
                                         ----------           ----------

(Decrease) in Cash                              525              (11,617)

Cash, Beginning of Period                         -               12,957
                                         ----------           ----------

Cash, End of Period                      $      525           $    1,340
                                         ==========           ==========

Interest Paid                            $        -           $        -
                                         ==========           ==========

Income Taxes Paid                        $        -           $        -
                                         ==========           ==========






The accompanying notes are an integral part of the financial statements.

                           BEECHPORT CAPITAL CORP.

                       NOTES TO FINANCIAL STATEMENTS
                         March 31, 2000 (Unaudited)


(1)  Condensed Financial Statements

The financial statements included herein have been prepared by Beechport Capital Corp. without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted as allowed by such rules and regulations, and Beechport Capital Corp. believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these financial statements be read in conjunction with the December 31, 1999 audited financial statements and the accompanying notes thereto. While management believes the procedures followed in preparing these financial statements are reasonable, the accuracy of the amounts are in some respect's dependent upon the facts that will exist, and procedures that will be accomplished by Beechport Capital Corp. later in the year.

The management of Beechport Capital Corp. believes that the accompanying unaudited condensed financial statements contain all adjustments (including normal recurring adjustments) necessary to present fairly the operations and cash flows for the periods presented.

(2) Basis of Presentation - Going Concern

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplates continuation of the Company as a going concern. However, the Company has sustained operating losses since its inception and has a net capital deficiency. Management is attempting to raise additional capital.

In view of these matters, realization of certain of the assets in the accompanying balance sheet is dependent upon continued operations of the Company, which in turn is dependent upon the Company's ability to meet its financial requirements, raise additional capital, and the success of its future operations.

Management is in the process of attempting to raise additional capital and reduce operating expenses. Management believes that its ability to raise additional capital and reduce operating expenses provide an opportunity for the Company to continue as a going concern.

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

The Company generated no revenues during the quarter ended March 31, 2000, and management does not anticipate any revenues until following the conclusion of a merger or acquisition, if any, as contemplated by the Company's business plan.

The Company's capital is limited. The Company anticipates operational costs will be limited until such time as significant evaluation work is undertaken regarding prospective mergers or acquisitions.

At March 31, 2000, the Company had no material commitments for capital expenditures.

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

                                   BEECHPORT CAPITAL CORP.



Date: May 15, 2000                 By: /s/ Lawrence Schmelzer
                                       Lawrence Schmelzer, President

                               EXHIBIT INDEX
EXHIBIT                                              METHOD OF FILING
-------                                              ----------------

  27.    FINANCIAL DATA SCHEDULE                      Filed herewith
                                                      electronically