Form 10QSB
period 2000-06-30
BEECHPORT CAPITAL CORP
filed 2000-08-22
CIK 855372

             UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549


                                 FORM 10-QSB


          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934

              For the Quarterly Period ended: June 30, 2000

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


                               (216) 283-4000
                         --------------------------
                         (Issuer's telephone number)




Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                            Yes X             No___


As of June 30, 2000, Registrant had 3,348,013 shares of common stock outstanding.

Transitional Small Business Disclosure Format (check one): Yes___     No X

                                     INDEX


                                                                   Page
                                                                  Number

Part I.   Financial Information

  Item 1. Financial Statements

          Review Report of Independent Certified
          Public Accountant ......................................  3

          Balance Sheets as of June 30, 2000
          and December 31, 1999 ..................................  4

          Statements of Operations, Three Months
          Ended June 30, 2000 and 1999 ...........................  5

          Statements of Operations, Six Months
          Ended June 30, 2000 and 1999 ...........................  6

          Statements of Cash Flows, Six Months
          Ended June 30, 2000 and 1999 ...........................  7

          Notes to Financial Statements ..........................  8

  Item 2. Management's Discussion and Analysis of
          Financial Conditions and Results of
          Operations .............................................  9

Part II.  Other Information ...................................... 10

Signature ........................................................ 11

            REVIEW REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANT



The Board of Directors
Beechport Capital Corp. and Consolidated Subsidiary
Cleveland, Ohio

We have reviewed the accompanying balance sheet of Beechport Capital Corp. and Consolidated Subsidiary as of June 30, 2000, and the related statements of operations and cash flows for the three and six months then ended, in accordance with Statements on Standards for Accounting and Review Services issued by the American Institute of Certified Public Accountants. All information included in these financial statements is the representation of the management of Beechport Capital Corp. and Consolidated Subsidiary.

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




                              /s/ Schumacher & Associates, Inc.

                              Schumacher & Associates, Inc.
                              Certified Public Accountants
                              2525 Fifteenth Street, Suite 3H
                              Denver, Colorado 80211
August 11, 2000

                             BEECHPORT CAPITAL CORP.

                                 BALANCE SHEETS
                                  (Unaudited)

                                    ASSETS

                                                  June 30,      December 31,
                                                    2000           1999
                                                 ----------     ------------

Current Assets
  Total Current Assets                           $        -     $       -
                                                 ----------     ---------

     Total Assets                                $        -     $       -
                                                 ==========     =========


                      LIABILITIES AND STOCKHOLDERS' (DEFICIT)

Current Liabilities:
  Accounts payable                               $    6,260     $   6,116
  Outstanding checks in excess of
   balance reported by bank                           1,194        11,481
  Advances from related parties                      42,283        23,635
                                                 ----------     ---------
     Total Current Liabilities                       49,737        41,232
                                                 ----------     ---------

Stockholders' (Deficit):
  Preferred Stock, no par value,
   10,000,000 shares authorized
   none issued and outstanding                            -             -
  Common Stock, no par value,
   750,000,000 shares authorized
   3,348,013 shares issued and
   outstanding                                      190,688       190,688
  Additional paid-in capital                         13,600        13,600
  Accumulated deficit                              (254,025)     (245,520)
                                                 ----------     ---------
     Total Stockholders' (Deficit)                  (49,737)      (41,232)
                                                 ----------     ---------

     Total Liabilities and Stockholders'
      (Deficit)                                  $        -     $       -
                                                 ===========    =========








The accompanying notes are an integral part of the financial statements.

                           BEECHPORT CAPITAL CORP.

                           STATEMENTS OF OPERATIONS
                                (Unaudited)






                                                Three Months   Three Months
                                                   Ended          Ended
                                                  June 30,       June 30,
                                                    2000           1999
                                                 ----------     ----------

Revenues                                         $        -     $        -

Operating Expenses:
  Professional fees                                   2,409          1,917
  Travel                                              1,597            889
  Other                                                 475            768
                                                 ----------     ----------
     Total Operating Expenses                         4,481          3,574
                                                 ----------     ----------

Net Loss                                         $   (4,481)    $   (3,574)
                                                 ==========     ==========

Per Share                                        $      nil     $      nil
                                                 ==========     ==========

Weighted Average Number of
 Shares Outstanding                               3,348,013      2,480,000
                                                 ==========     ==========




















The accompanying notes are an integral part of the financial statements.

                            BEECHPORT CAPITAL CORP.

                           STATEMENTS OF OPERATIONS
                                (Unaudited)


                                                 Six Months      Six Months
                                                   Ended           Ended
                                                  June 30,        June 30,
                                                    2000            1999
                                                 ----------     ----------

Revenues                                         $        -     $        -
                                                 ----------     ----------

Operating Expenses:
  Professional fees                                   5,779          4,192
  Travel                                              1,847          1,862
  Other                                                 879          1,874
                                                 ----------     ----------
     Total Operating Expenses                         8,505          7,928
                                                 ----------     ----------


Net Loss                                         $   (8,505)    $   (7,928)
                                                 ==========     ==========

Per Share                                        $      nil     $      nil
                                                 ==========     ==========

Weighted Average Number of
 Shares Outstanding                               3,348,013      2,480,000
                                                 ==========     ==========






















The accompanying notes are an integral part of the financial statements.

                             BEECHPORT CAPITAL CORP.

                            STATEMENTS OF CASH FLOWS
                                 (Unaudited)


                                                 Six Months      Six Months
                                                   Ended           Ended
                                                  June 30,        June 30,
                                                   2000            1999
                                                 ----------     ----------

Cash Flows Operating Activities:
 Net (loss)                                      $   (8,505)    $   (7,928)
 Decrease in trust account                                -          3,242
 Increase (decrease) in accounts
  payable and accrued expenses                      (10,143)         2,052
                                                 ----------     ----------

     Net Cash (Used in) Operating
      Activities                                    (18,648)        (2,634)
                                                 ----------     ----------

Cash Flows from Investing
 Activities                                               -              -
                                                 ----------     ----------

Cash Flows from Financing Activities
 Repayment of advances from related party                 -        (10,539)
 Advances from related party                         18,648            978
                                                 ----------     ----------
     Net Cash Provided by (Used in)
      Financing Activities                           18,648         (9,561)
                                                 ----------     ----------

(Decrease) in Cash                                        -        (12,195)

Cash, Beginning of Period                                 -         12,957
                                                 ----------     ----------

Cash, End of Period                              $        -     $      762
                                                 ==========     ==========

Interest Paid                                    $        -     $        -
                                                 ==========     ==========

Income Taxes Paid                                $        -     $        -
                                                 ==========     ==========







The accompanying notes are an integral part of the financial statements.

                             BEECHPORT CAPITAL CORP.

                          NOTES TO FINANCIAL STATEMENTS
                            June 30, 2000 (Unaudited)

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

The Company generated no revenues during the quarter ended June 30, 2000, and management does not anticipate any revenues until following the conclusion of a merger or acquisition, if any, as contemplated by the Company's business plan.

The Company's capital is limited. The Company anticipates operational costs will be limited until such time as significant evaluation work is undertaken regarding prospective mergers or acquisitions.

At June 30, 2000, the Company had no material commitments for capital expenditures.

                          PART II. OTHER INFORMATION


Item 1. Legal Proceedings

        None.

Item 2. Changes in Securities

        None.

Item 3. Defaults upon Senior Securities

        None.

Item 4. Submission of Matters to a Vote of Security Holders

        None.

Item 5. Other Information

        None.

Item 6. Exhibits and Reports on Form 8-K

     (a)   Exhibits.  The following exhibit is being filed with this report:

           Exhibit 27   Financial Data Schedule

     (b)   Reports on Form 8-K.  None

                                SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                    BEECHPORT CAPITAL CORP.



Date:  August 15, 2000              By:/s/ Lawrence Schmelzer
                                       Lawrence Schmelzer, President

                               EXHIBIT INDEX
EXHIBIT                                              METHOD OF FILING
-------                                              ----------------

  27.    FINANCIAL DATA SCHEDULE                      Filed herewith
                                                      electronically