Form 10QSB
period 2000-09-30
BEECHPORT CAPITAL CORP
filed 2000-11-14
CIK 855372

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549


                                  FORM 10-QSB


          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934

             For the Quarterly Period ended: September 30, 2000

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

                            Yes X             No___


As of September 30, 2000, Registrant had 3,348,013 shares of common stock outstanding.

Transitional Small Business Disclosure Format (check one): Yes___     No X

                                 INDEX

                                                                   Page
                                                                  Number

Part I.    Financial Information

  Item I.  Financial Statements

           Review Report of Independent Certified
           Public Accountant                                         3

           Balance Sheets as of September 30, 2000
           and December 31, 1999                                     4

           Statements of Operations, Three Months
           Ended September 30, 2000 and 1999                         5

           Statements of Operations, Nine Months
           Ended September 30, 2000 and 1999                         6

           Statements of Cash Flows, Nine Months
           Ended September 30, 2000 and 1999                         7

           Notes to Financial Statements                             8

  Item 2.  Management's Discussion and Analysis of
           Financial Conditions and Results of
           Operations                                                9

Part II.   Other Information                                        10

REVIEW REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANT



The Board of Directors
Beechport Capital Corp. and Consolidated Subsidiary
Cleveland, Ohio

We have reviewed the accompanying balance sheet of Beechport Capital Corp. and Consolidated Subsidiary as of September 30, 2000, and the related statements of operations and cash flows for the three and nine months then ended, in accordance with Statements on Standards for Accounting and Review Services issued by the American Institute of Certified Public Accountants. All information included in these financial statements is the representation of the management of Beechport Capital Corp. and Consolidated Subsidiary.

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




                          /s/ Schumacher & Associates, Inc.

                          Schumacher & Associates, Inc.
                          Certified Public Accountants
                          2525 Fifteenth Street, Suite 3H
                          Denver, Colorado 80211

November 8, 2000

                             BEECHPORT CAPITAL CORP.
                                BALANCE SHEETS
                                  (Unaudited)

                                     ASSETS

                                                  September 30,  December 31,
                                                      2000           1999
                                                  -------------  ------------

Current Assets
   Total Current Assets                           $          -   $         -
                                                  -------------  ------------
     Total Assets                                 $          -   $         -
                                                  =============  ============


                    LIABILITIES AND STOCKHOLDERS' (DEFICIT)

Current Liabilities:
  Accounts payable                                $      7,464   $     6,116
  Outstanding checks in excess of
    balance reported by bank                             2,255        11,481
  Advances from related parties                         48,937        23,635
                                                  -------------  ------------
     Total Current Liabilities                          58,656        41,232
                                                  -------------  ------------

Stockholders' (Deficit):
  Preferred Stock, no par value,
   10,000,000 shares authorized
   none issued and outstanding                               -             -
  Common Stock, no par value,
   750,000,000 shares authorized
   3,348,013 shares issued and
   outstanding                                         190,688       190,688
  Additional paid-in capital                            13,600        13,600
  Accumulated deficit                                 (262,944)     (245,520)
                                                  -------------  ------------
     Total Stockholders' (Deficit)                     (58,656)      (41,232)
                                                  -------------  ------------

     Total Liabilities and Stockholders'
      (Deficit)                                   $          -   $         -
                                                  =============  ============











The accompanying notes are an integral part of the financial statements.

                           BEECHPORT CAPITAL CORP.
                          STATEMENTS OF OPERATIONS
                                (Unaudited)

                                               Three Months    Three Months
                                                   Ended           Ended
                                               September 30,   September 30,
                                                   2000            1999
                                               -------------   -------------

Revenues                                       $          -    $          -

Operating Expenses:
  Professional fees                                   7,444          17,390
  Travel                                                848           1,014
  Other                                                 627           1,381
                                               -------------   -------------
     Total Operating Expenses                         8,919          19,785
                                               -------------   -------------

Net Loss                                       $     (8,919)   $    (19,785)
                                               =============   =============

Per Share                                      $        nil    $       (.01)
                                               =============   =============

Weighted Average Number of
 Shares Outstanding                               3,348,013       2,480,000
                                               =============   =============



























The accompanying notes are an integral part of the financial statements.

                            BEECHPORT CAPITAL CORP.
                           STATEMENTS OF OPERATIONS
                                (Unaudited)

                                                Nine Months     Nine Months
                                                   Ended           Ended
                                               September 30,   September 30,
                                                   2000            1999
                                               -------------   -------------

Revenues                                       $          -    $          -
                                               -------------   -------------

Operating Expenses:
  Professional fees                                  13,223          21,582
  Travel                                              2,695           2,876
  Other                                               1,506           3,255
                                               -------------   -------------
     Total Operating Expenses                        17,424          27,713
                                               -------------   -------------

Net Loss                                       $    (17,424)   $    (27,713)
                                               =============   =============

Per Share                                      $       (.01)   $       (.01)
                                               =============   =============

Weighted Average Number of
 Shares Outstanding                               3,348,013       2,480,000
                                               =============   =============


























The accompanying notes are an integral part of the financial statements.

                            BEECHPORT CAPITAL CORP.
                           STATEMENTS OF CASH FLOWS
                                 (Unaudited)

                                                Nine Months     Nine Months
                                                   Ended           Ended
                                               September 30,   September 30,
                                                   2000            1999
                                               -------------   -------------

Cash Flows Operating Activities:
  Net (loss)                                   $    (17,424)   $    (27,713)
  Decrease in trust account                               -           3,561
  Increase (decrease) in accounts
   payable and accrued expenses                      (7,878)         11,038
                                               -------------   -------------
  Net Cash (Used in) Operating
   Activities                                       (25,302)        (13,114)
                                               -------------   -------------

Cash Flows from Investing
 Activities                                               -               -
                                               -------------   -------------

Cash Flows from Financing
 Activities
  Repayment of advances from related party                -         (10,539)
  Advances from related party                        25,302          11,315
                                               -------------   -------------
     Net Cash Provided by (Used in)
      Financing Activities                           25,302             776
                                               -------------   -------------

(Decrease) in Cash                                        -         (12,338)

Cash, Beginning of Period                                 -          12,957
                                               -------------   -------------

Cash, End of Period                            $          -    $        619
                                               =============   =============

Interest Paid                                  $          -    $          -
                                               =============   =============

Income Taxes Paid                              $          -    $          -
                                               =============   =============










The accompanying notes are an integral part of the financial statements.

                            BEECHPORT CAPITAL CORP.
                         NOTES TO FINANCIAL STATEMENTS
                         September 30, 2000 (Unaudited)

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

(2)  Basis of Presentation - Going Concern

     The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplates continuation of the Company as a going concern. However, the Company has sustained operating losses since its inception and has a net capital deficiency. This fact raises substantial doubt about the Company's ability to continue as a going concern. Management is attempting to raise additional capital.

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

(3)  Subsequent Event

     Effective October 18, 2000, the Company agreed to enter into a letter of intent with an entity whereby the Company would merge with or acquire the entity. The Company has begun the due diligence period.

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

     The Company generated no revenues during the quarter ended September 30, 2000, and management does not anticipate any revenues until following the conclusion of a merger or acquisition, if any, as contemplated by the Company's business plan.

     The Company's capital is limited. The Company anticipates operational costs will be limited until such time as significant evaluation work is undertaken regarding prospective mergers or acquisitions.

     At September 30, 2000, the Company had no material commitments for capital expenditures.

                        PART II. OTHER INFORMATION

Item 1.  Legal Proceedings

     None.

Item 2.  Changes in Securities

     None.

Item 3.  Defaults upon Senior Securities

     None.

Item 4.  Submission of Matters to a Vote of Security Holders

     None.

Item 5.  Other Information

     None.

Item 6.  Exhibits and Reports on Form 8-K

     (a)  Exhibits.

Exhibit
Number      Description                     Location

27         Financial Data Schedule          Filed herewith electronically

     (b) Reports on Form 8-K. No reports on Form 8-K have been filed during this reporting period.

                                  SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     Beechport Capital Corp.



Date:  November 14, 2000            By: /s/ Lawrence Schmelzer
                                  Lawrence Schmelzer, President