Form 10KSB
period 2000-12-31
BEECHPORT CAPITAL CORP
filed 2001-04-02
CIK 855372

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549

                                FORM 10-KSB

           ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934

                 For the Fiscal Year ended: December 31, 2000

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

As of March 23, 2001, 3,348,013 shares of common stock were outstanding, and the aggregate market value of the shares held by non-affiliates was approximately $637,000.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended December 31, 2000.

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

      QUARTER ENDED                      HIGH BID           LOW BID
      -------------------                --------           -------

      December 31, 2000                   $1.625            $ .75
      September 30, 2000                  $2.75             $ .625
      June 30, 2000                       $ .60             $ .50
      March 31, 2000                      $ .75             $ .50

      December 31, 1999                    $1.25             $ .56
      September 30, 1999                  $2.22             $ .71
      June 30, 1999                       $1.32             $1.11
      March 31, 1999                      $1.67             $1.29

     b) APPROXIMATE NUMBER OF HOLDERS OF COMMON STOCK. The number of record holders of the Company's no par value common stock at March 23, 2001, was approximately 47. This does not include shareholders who hold stock in their accounts at broker/dealers.

     (c) DIVIDENDS. No dividends have been declared or paid by the Company since inception.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS.

     During the fiscal year ended December 31, 2000, the Company engaged in no significant operations other than the search for, and identification and evaluation of, possible acquisition candidates. No revenues were received by the Company during the fiscal year. The Company experienced a net loss of $(27,521) during the fiscal year ended December 31, 2000, which was primarily the result of expenses incurred in connection with a potential acquisition which was terminated and the legal and accounting costs of compliance with the reporting requirements of the federal securities laws, and general and administrative expenses.

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

    As of December 31, 2000, the Company had no material commitments for capital expenditures.

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

                                 PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

     The Directors and Executive Officers of the Company are as follows:

         NAME                AGE           POSITION
   ---------------------     ---      ----------------------
   Lawrence C. Schmelzer     64       President and Director

   Timothy J. Brasel         42       Director

   Susan Schmelzer           37       Director

     LAWRENCE C. SCHMELZER has served as President and a Director of the Company since June 30, 1998. He formerly served as the Chairman of 1st Cleveland Securities and Chairman of Quincy Savings and Loan Bank. He is a graduate of the Wharton School of Finance. Mr. Schmelzer also is a private investor.

     TIMOTHY J. BRASEL has served as a Director since December 31, 1995 and as President from December 31, 1995 until June 30, 1998. From December 31, 1993 to December 31, 1995, he served as President and a Director, and from January 24, 1989 (inception) to June 5, 1992 he served as a Director. He also serves as a director of eight corporations which were formed for the purpose of acquiring or merging with a privately-held company. These eight corporations have registered their securities with the SEC under the Securities Exchange Act of 1934. These companies are Calneva Capital Corp., Aspen Capital Corp., Studio Capital Corp., Royal Belle Capital Corp., Zirconium Capital Corp., West Lake Capital Corp., Hightop Capital Corp., and Antares Capital Corp. From December 1996 until September 1998, he served as President and a Director of Cypress Capital, Inc., which completed an acquisition of Terra Telecommunications, Inc. during September 1998. From September 1995 until January 1999, he served as President and a Director of High Hopes, Inc. which completed an acquisition of certain technology from Sanga e-Health LLC during January 1999. From May 1995 until August 1997, Mr. Brasel served as President and a director of Universal Capital Corp., which completed an acquisition of Remarc International Inc. during August 1997. From February 1996 until February 1997, Mr. Brasel served as President and a director of Capital 2000, Inc. which completed an acquisition of United Shields Corporation in February 1997. From July 1996 until December 1997, Mr. Brasel served as President and a director of Mahogany Capital, Inc. which completed an acquisition of Pontotoc Production Company, Inc. during December 1997. From July 1996 until May 1998, Mr. Brasel served as President and a director of Walnut Capital, Inc., which completed a merger with Links Ltd. during May 1998. From March 1990 until September 1994, Mr. Brasel served as President, Secretary, Treasurer and a Director of Prentice Capital, Inc., a publicly-held blank-check company which completed an acquisition of Universal Footcare, Inc. From March 1990 until August 1993, Mr. Brasel was President, Secretary and a Director of Brasel Ventures, Inc., a publicly-held blank-check company, which completed an acquisition of American Pharmaceutical Company. Since January 1987, Mr. Brasel has been President and a Director of Bleu Ridge Consultants, Inc., a business and management consulting firm located in Denver, Colorado. Mr. Brasel received a Bachelor of Science Degree in Business Administration from Morningside College, Sioux City, Iowa in 1980.

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

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     The following table sets forth, as of March 23, 2001 the stock ownership of each person known by the Company to be the beneficial owner of five percent or more of the Company's Common Stock, each Director individually and all Directors and Officers of the Company as a group:

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


     (b) REPORTS ON FORM 8-K. No reports on Form 8-K were filed during the quarter ended December 31, 2000.

                         INDEX TO  FINANCIAL STATEMENTS

                             BEECHPORT CAPITAL CORP.


                              FINANCIAL STATEMENTS

                                     with

                REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

                            December 31, 2000 and 1999



Report of Independent Certified Public Accountants                  F-2

Financial Statements:

      Balance Sheet                                                 F-3

      Statements of Operations                                      F-4

      Statement of Changes in Stockholders' (Deficit)               F-5

      Statements of Cash Flows                                      F-6

      Notes to Financial Statements                                 F-7

            REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS



The Board of Directors
Beechport Capital Corp.
Cleveland, OH 44115

We have audited the accompanying balance sheet of Beechport Capital Corp. as of December 31, 2000, and the related statements of operations, stockholders' (deficit) and cash flows for the two years ended December 31, 2000 and 1999. These financial statements are the responsibility of the company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements, referred to above, present fairly, in all material respects, the financial position of Beechport Capital Corp. as of December 31, 2000, and the results of its operations, changes in its stockholders' (deficit) and its cash flows for the two years ended December 31, 2000 and 1999, in conformity with generally accepted accounting principles.

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


                         /s/ Schumacher & Associates, Inc.

                         Schumacher & Associates, Inc.
                         Certified Public Accountants
                         2525 Fifteenth Street, Suite 3H
                         Denver, Colorado 80211
March 15, 2001

                            BEECHPORT CAPITAL CORP.

                                 BALANCE SHEET
                               December 31, 2000

                                    ASSETS

Current Assets
   Cash                                             $    12,509
                                                    -----------
     Total Current Assets                                12,509
                                                    -----------
TOTAL ASSETS                                        $    12,509
                                                    ===========


                     LIABILITIES AND STOCKHOLDERS' (DEFICIT)

Current Liabilities
   Accounts payable                                 $     9,082
   Advances payable, related party                       72,180
                                                    -----------
     Total Current Liabilities                           81,262
                                                    -----------
TOTAL LIABILITIES                                        81,262
                                                    ===========

Stockholders' (Deficit):

   Preferred stock, no par value,
     10,000,000 shares authorized,
     none issued and outstanding                              -
   Common stock, no par value
     750,000,000 shares authorized,
     3,348,013 shares issued and
     outstanding                                        190,688
    Additional paid-in capital                           13,600
   Accumulated (deficit)                               (273,041)
                                                    -----------
TOTAL STOCKHOLDERS' (DEFICIT)                           (68,753)

TOTAL LIABILITIES AND STOCKHOLDERS' (DEFICIT)       $    12,509
                                                    ===========











The accompanying notes are an integral part of the financial statements.

                            BEECHPORT CAPITAL CORP.

                           STATEMENTS OF OPERATIONS

                        For the Years Ended December 31,

                                                   2000         1999
                                                ----------   ----------

Revenue                                         $        -   $        -

Expenses
   Legal and accounting                             17,452       21,376
   Other                                            10,069       10,429
                                                ----------   ----------
                                                    27,521       31,805
                                                ----------   ----------

Net (Loss)                                      $  (27,521)  $  (31,805)
                                                ==========   ==========

Per Share                                       $     (.01)  $     (.01)
                                                ==========   ==========

Weighted Average Shares Outstanding              3,348,013    3,348,013
                                                ==========   ==========




























The accompanying notes are an integral part of the financial statements.

                            BEECHPORT CAPITAL CORP.

               STATEMENT OF CHANGES IN STOCKHOLDERS'(DEFICIT)

                 From December 31, 1998 through December 31, 200




                                                           Additional
                                   Common                   Paid-in     Accumulated
                                 No./Shares  Stock Amount   Capital      (Deficit)      Total
                                 ----------  ------------   ----------  -----------   ---------

Balance at December 31, 1998      3,348,013   $  190,688    $   13,600  $ (213,715)   $ (9,427)

Net loss-year ended December
31, 1999                                  -            -             -     (31,805)    (31,805)
                                  ---------   ----------    ----------  ----------    --------

Balance at December 31, 1999      3,348,013      190,688        13,600    (245,520)    (41,232)

Net loss-year ended December
31, 2000                                  -            -             -     (27,521)    (27,521)
                                  ---------   ----------    ----------  ----------    --------

Balance at December 31, 2000      3,348,013   $  190,688    $   13,600  $ (273,041)   $(68,753)
                                  =========   ==========    ==========  ==========    ========



























The accompanying notes are an integral part of the financial statements.

                           BEECHPORT CAPITAL CORP.

                          STATEMENTS OF CASH FLOWS

                       For the Years Ended December 31,

                                                   2000         1999
                                                ----------   ----------

Cash Flows from Operating Activities:
Net (loss)                                      $  (27,521)  $  (31,805)
 Adjustment to reconcile net (loss)
  to net cash provided by operating
  activities:
   Increase (decrease) in accounts
    payable and accrued expenses                    (8,515)      15,287
   Other, net                                            -        3,561
                                                ----------   ----------
Net Cash (Used in) Operating
 Activities                                        (36,036)     (12,957)
                                                ----------   ----------

Cash Flows Provided by Investing
 Activities                                              -            -
                                                ----------   ----------

Cash Flows from Financing Activities:
   Advances from related party                      48,545            -
                                                ----------   ----------

Net Cash Provided by Financing
 Activities                                         48,545            -
                                                ----------   ----------

Increase (Decrease) in Cash                         12,509      (12,957)

Cash, Beginning of Period                                -       12,957
                                                ----------   ----------

Cash, End of Period                             $   12,509   $        -
                                                ==========   ==========

Interest Paid                                   $        -   $        -
                                                ==========   ==========

Income Taxes Paid                               $        -   $        -
                                                ==========   ==========








The accompanying notes are an integral part of the financial statements.

                            BEECHPORT CAPITAL CORP.

                         NOTES TO FINANCIAL STATEMENTS

                           December 31, 2000 and 1999

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

     (c)   Income Taxes

     As of December 31, 2000, Beechport Capital Corp. had net operating losses available for carry-over to future years of approximately $273,000, expiring in various years through 2020. Utilization of these carryovers may be limited due to changes in control of the Company. As of December 31, 2000, the company has total deferred tax assets of approximately $54,600 due to operating loss carryforwards. However, because of the uncertainty of potential realization of these tax assets, the Company has provided a valuation allowance for the entire $54,600. Thus, no tax assets have been recorded in the financial statements as of December 31, 2000.

                           BEECHPORT CAPITAL CORP.

                        NOTES TO FINANCIAL STATEMENTS

                          December 31, 2000 and 1999

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

(3)  Advances from Related Parties

     At December 31, 2000 a related party had outstanding advances to the Company totaling $72,180. These advances have no written repayment terms, do not bear interest, and are uncollateralized.

(4)  Common Stock Issued

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

                            BEECHPORT CAPITAL CORP.
                         NOTES TO FINANCIAL STATEMENTS

                           December 31, 2000 and 1999

(4)  Common Stock Issued, Continued

     On August 20, 1999, the Company effected a 1.35 to one forward stock split. All references to common stock have been retroactively adjusted to give effect to this split.

     During the year ended December 31, 2000, the Company issued 3,600,000 shares to its president for conversion of advances payable. Subsequent to December 31, 2000, these shares were canceled and returned to treasury. All references to common stock have been adjusted to reflect this cancellation.

                                SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunder duly authorized.

                                BEECHPORT CAPITAL CORP.


Dated: April 2, 2001            By:/s/ Lawrence Schmelzer,
                                   Lawrence Schmelzer, President

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

       SIGNATURE                   TITLE                   DATE


/s/ Lawrence Schmelzer,     President, Secretary,      April 2, 2001
Lawrence Schmelzer          Treasurer (Principal
                            Financial and Account-
                            ing Officer) and
                            Director


/s/ Timothy J. Brasel       Director                   April 2, 2001
Timothy J. Brasel



/s/ Susan Schmelzer         Director                   April 2, 2001
Susan Schmelzer