Form 10QSB
period 2001-03-31
BEECHPORT CAPITAL CORP
filed 2001-05-10
CIK 855372

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549

                                 FORM 10-QSB

          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934

              For the Quarterly Period ended: March 31, 2001

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                            [ X ] Yes     [   ] No


          APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS
                         DURING THE PRECEDING FIVE YEARS:

Indicated by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

                            [   ] Yes     [   ] No

                     APPLICABLE ONLY TO CORPORATE ISSUERS:

As of March 31, 2001, Registrant had 3,348,013 shares of common stock, no par value, outstanding.

                                     INDEX

                                                                 Page
                                                                Number

Part I.       Financial Information

     Item I.  Financial Statements

              Review Report of Independent Certified
              Public Accountant                                   3

              Balance Sheets as of March 31, 2001
              and December 31, 2000                               4

              Statements of Operations, Three Months
              Ended March 31, 2001 and 2000                       5

              Statements of Cash Flows, Three Months
              Ended March 31, 2001 and 2000                       6

              Notes to Financial Statements                       7

     Item 2.  Management's Discussion and Analysis of
              Financial Conditions and Results of
              Operations                                          9

Part II.      Other Information                                   10

           REVIEW REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANT

The Board of Directors
Beechport Capital Corp. and Consolidated Subsidiary
Cleveland, Ohio

We have reviewed the accompanying balance sheet of Beechport Capital Corp. and Consolidated Subsidiary as of March 31, 2001, and the related statements of operations and cash flows for the three months then ended, in accordance with Statements on Standards for Accounting and Review Services issued by the American Institute of Certified Public Accountants. All information included in these financial statements is the representation of the management of Beechport Capital Corp. and Consolidated Subsidiary.

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


                              /s/ Schumacher & Associates, Inc.

                              Schumacher & Associates, Inc.
                              Certified Public Accountants
                              2525 Fifteenth Street, Suite 3H
                              Denver, Colorado 80211

May 8, 2001

                              BEECHPORT CAPITAL CORP.

                                  BALANCE SHEETS
                                   (Unaudited)

                                     ASSETS

                                                   March 31,      December 31,
                                                     2001            2000
                                                   ---------      ------------

Current Assets
  Cash                                             $       -      $  12,509
                                                   ---------      ---------
     Total Current Assets                                  -         12,509
                                                   ---------      ---------
     Total Assets                                  $       -      $  12,509
                                                   =========      =========


                      LIABILITIES AND STOCKHOLDERS' (DEFICIT)

Current Liabilities:
  Accounts payable                                 $   4,190      $   9,082
  Outstanding checks in excess of
   balance reported by bank                            5,568              -
  Advances from related parties                       72,241         72,180
  Interest payable, related party                      1,007              -
                                                   ---------      ---------
     Total Current Liabilities                        83,006         81,262
                                                   ---------      ---------
     Total Liabilities                                83,006         81,262
                                                   ---------      ---------

Stockholders' (Deficit):
  Preferred Stock, no par value, 10,000,000
   shares authorized none issued and
   outstanding                                             -              -
  Common Stock, no par value, 750,000,000
   shares authorized 3,348,013 shares issued
   and outstanding                                   190,688        190,688
  Additional paid-in capital                          13,600         13,600
  Accumulated deficit                               (287,294)      (273,041)
                                                   ---------      ---------
     Total Stockholders' (Deficit)                   (83,006)       (68,753)
                                                   ---------      ---------

     Total Liabilities and Stockholders'
      (Deficit)                                    $       -      $  12,509
                                                   =========      =========





The accompanying notes are an integral part of the financial statements.

                            BEECHPORT CAPITAL CORP.

                           STATEMENTS OF OPERATIONS
                                 (Unaudited)


                                             Three Months    Three Months
                                                Ended           Ended
                                               March 31,       March 31,
                                                2001             2000
                                             ------------    ------------

Revenues                                      $        -      $        -
                                              ----------      ----------

Operating Expenses:
  Professional fees                               11,317           3,370
  Travel                                           1,000             250
  Other                                              929             404
                                              ----------      ----------
     Total Operating Expenses                     13,246           4,024
                                              ----------      ----------

Net Operating (Loss)                             (13,246)         (4,024)

Other (Expense):
  Interest expense                                (1,007)              -
                                              ----------      ----------

Net (Loss)                                    $  (14,253)     $   (4,024)
                                              ==========      ==========

Per Share                                     $      nil      $      nil
                                              ==========      ==========

Weighted Average Number of
  Shares Outstanding                           3,348,013       3,348,013
                                              ==========      ==========
















The accompanying notes are an integral part of the financial statements.

                            BEECHPORT CAPITAL CORP.

                           STATEMENTS OF CASH FLOWS
                                 (Unaudited)


                                             Three Months    Three Months
                                                Ended           Ended
                                               March 31,       March 31,
                                                2001             2000
                                             ------------    ------------
                                              ----------      ----------

Cash Flows Operating Activities:
  Net (loss)                                  $  (14,253)     $   (4,024)
  Decrease in trust account                            -               -
  Increase (decrease) in accounts
   payable and accrued expenses                    1,744          (7,451)
                                              ----------      ----------
     Net Cash (Used in) Operating
       Activities                                (12,509)        (11,475)
                                              ----------      ----------

Cash Flows from Investing
  Activities                                           -               -
                                              ----------      ----------

Cash Flows from Financing
  Activities
     Advances from related party                       -          12,000
                                              ----------      ----------

     Net Cash Provided by (Used in)
      Financing Activities                             -          12,000
                                              ----------      ----------

(Decrease) in Cash                               (12,509)            525

Cash, Beginning of Period                              -               -
                                              ==========      ==========

Cash, End of Period                           $        -      $      525
                                              ==========      ==========

Interest Paid                                 $        -      $        -
                                              ==========      ==========

Income Taxes Paid                             $        -      $        -
                                              ==========      ==========






The accompanying notes are an integral part of the financial statements.

                              BEECHPORT CAPITAL CORP.

                           NOTES TO FINANCIAL STATEMENTS
                             March 31, 2001 (Unaudited)




(1)  Condensed Financial Statements

     The financial statements included herein have been prepared by Beechport Capital Corp. without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted as allowed by such rules and regulations, and Beechport Capital Corp. believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these financial statements be read in conjunction with the December 31, 2000 audited financial statements and the accompanying notes thereto. While management believes the procedures followed in preparing these financial statements are reasonable, the accuracy of the amounts are in some respect's dependent upon the facts that will exist, and procedures that will be accomplished by Beechport Capital Corp. later in the year.

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

                           BEECHPORT CAPITAL CORP.

                       NOTES TO FINANCIAL STATEMENTS
                        March 31, 2001 (Unaudited)

(3)  Subsequent Event

     Effective May 4, 2001, the Company entered into a share exchange agreement with Itec International Technologies, Inc. (ITEC), to acquire all the issued and outstanding shares of common stock of ITEC in exchange for approximately 6,651,987 shares of the Company's common stock. This business combination will result in the shareholders of ITEC owning approximately 66.5% of the then issued and outstanding shares of the Company's common stock, and the Company holding 100% of the issued and outstanding shares of ITEC's common stock.

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

The Company generated no revenues during the quarter ended March 31, 2001, and management does not anticipate any revenues until following the conclusion of a merger or acquisition, if any, as contemplated by the Company's business plan.

The Company's capital is limited. The Company anticipates operational costs will be limited until such time as significant evaluation work is undertaken regarding prospective mergers or acquisitions.

At March 31, 2001, the Company had no material commitments for capital expenditures.

                           PART II. OTHER INFORMATION

Item 1.   Legal Proceedings

          None.

Item 2.   Changes in Securities

          None.

Item 3.   Defaults upon Senior Securities

          None.

Item 4.   Submission of Matters to a Vote of Security Holders

          None.

Item 5.   Other Information

    Effective May 4, 2001, the Company entered into a share exchange agreement with Itec International Technologies, Inc. (ITEC), to acquire all the issued and outstanding shares of common stock of ITEC in exchange for 6,651,987 shares of the Company's common stock. This business combination will result in the shareholders of ITEC owning approximately 66.5% of the then issued and outstanding shares of the Company's common stock, and the Company holding 100% of the issued and outstanding shares of ITEC's common stock.

     The closing is subject to the acceptance of the exchange offer by the Itec shareholders, and the closing is expected to occur by May 15, 2001.

Item 6.   Exhibits and Reports on Form 8-K

          None.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   Beechport Capital Corp.



Date:  May 10, 2001                By:/s/ Lawrence Schmelzer
                                      Lawrence Schmelzer, President