Form 10QSB
period 2001-06-30
BEECHPORT CAPITAL CORP
filed 2001-08-20
CIK 855372

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

   [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended June 30, 2001

   [ ]      TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT
          For the transition period from                  to
                                         ----------------    -------------------

                        Commission file number: 33-31067

                             BEECHPORT CAPITAL CORP.
--------------------------------------------------------------------------------
        (Exact name of small business issuer as specified in it charter)

                            COLORADO                                              84-1137359
-------------------------------------------------------------------------------------------------------
(State or other jurisdiction of incorporation or organization)        (IRS Employer Identification No.)


                       132 SOUTH THIRD STREET, OAKDALE, CA
--------------------------------------------------------------------------------
                    (Address of principal executive offices)

                                 (209) 848-3900
--------------------------------------------------------------------------------
                           (Issuer's telephone number)

                     750 PROSPECT AVE., CLEVELAND, OH 44115
--------------------------------------------------------------------------------
        (Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                   PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the issuer filed all documents and reports required to be filed by
Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes [ ] No [ ]

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: AS OF AUGUST 16, 2001, THE ISSUER HAD 10,942,000 SHARES OF COMMON STOCK, NO PAR VALUE, OUTSTANDING.

Transitional Small Business Disclosure Format (Check one):  Yes [ ]     No [X]

                                      INDEX


PART I - FINANCIAL INFORMATION                                                                   PAGE
                                                                                                 ----
ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS                                                        F-1

REVIEW REPORT OF INDEPENDENT ACCOUNTANT                                                           F-2

CONSOLIDATED BALANCE SHEETS                                                                       F-3

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME                                        F-4

CONSOLIDATED STATEMENTS OF CASH FLOWS                                                             F-6

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY                                        F-7

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                                                        F-8

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITIONS AND RESULTS OF OPERATIONS                                                     2



PART II - OTHER INFORMATION                                                                       4



SIGNATURES                                                                                        6

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                    . BEECHPORT CAPITAL CORP. AND SUBSIDIARY
                              FINANCIAL STATEMENTS
                             JUNE 30, 2001 AND 2000

            REVIEW REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANT



The Board of Directors
Beechport Capital Corp. and Consolidated Subsidiary
Cleveland, Ohio

We have reviewed the accompanying balance sheet of Beechport Capital Corp. and Consolidated Subsidiary as of June 30, 2001, and the related statements of operations and cash flows for the three and six months then ended, in accordance with Statements on Standards for Accounting and Review Services issued by the American Institute of Certified Public Accountants. All information included in these financial statements is the representation of the management of Beechport Capital Corp. and Consolidated Subsidiary.

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


                                       Schumacher & Associates, Inc.
                                       Certified Public Accountants
                                       2525 Fifteenth Street, Suite 3H
                                       Denver, Colorado 80211
August 16, 2001

                     BEECHPORT CAPITAL CORP. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)

                                                              ASSETS
                                                                                               June 30,           December 31
                                                                                                 2001                2000
                                                                                              -----------         -----------
Current Assets
         Cash                                                                                      29,231             284,077
                                                                                              -----------         -----------
   Total Current Assets                                                                       $    29,231             284,077
                                                                                              -----------         -----------

Note receivable, officer, net of
 Allowance for doubtful account
 Of 236,973 at 6/30/2001 and 168,815
 At 12/31/2000                                                                                         --                  --
Accounts receivable, Intermode, net of
 Allowance for doubtful account
 Of 36,951 at 6/30/2001                                                                                --                  --
Prepaid interest                                                                                   31,646              65,505
Prepaid deposit fee                                                                                    --              15,000
Prepaid license fee                                                                                50,000              33,333
                                                                                              -----------         -----------

  Total Assets                                                                                $   110,877         $   397,915
                                                                                              ===========         ===========

                                               LIABILITIES AND STOCKHOLDERS' (DEFICIT)
                                                                                                                  -----------

Current Liabilities:
         Accounts payable and accrued expenses                                                $   299,743         $    58,073
         Advances from stockholders                                                               815,230             443,476
         Note payable GMA                                                                       1,100,000           1,100,000
         Deferred revenue                                                                          23,685               5,027
                                                                                                                  -----------

  Total Current Liabilities                                                                     2,238,658           1,606,576
                                                                                              -----------         -----------

Stockholders' (Deficit):
         Preferred Stock, no par value,
              10,000,000 shares authorized
              none issued and outstanding                                                              --                  --
Common Stock, no par value,
         Common Stock, no par value,
              750,000,000 shares authorized
              10,112,000 shares issued and
              outstanding at 06/30/2001                                                             1,000               1,000
         Additional paid-in capital                                                               157,140                  --
         Accumulated deficit                                                                   (2,285,921)         (1,209,661)
                                                                                              -----------         -----------
Total Stockholders' (Deficit)                                                                  (2,127,781)         (1,208,661)
                                                                                              -----------         -----------

Total Liabilities and Stockholders' (Deficit)                                                 $   110,877         $   397,915
                                                                                              ===========         ===========


The accompanying notes are an integral part of the financial statements.

                     BEECHPORT CAPITAL CORP. AND SUBSIDIARY
                        CONSOLIDATED STATEMENTS OF INCOME
                            AND COMPREHENSIVE INCOME
                                   (Unaudited)

                                               Three Months         Three Months
                                                  Ended                Ended
                                                 June 30,             June 30,
                                                   2001                 2000
                                               ------------         ------------
Revenues                                       $         --         $         --
                                               ------------         ------------

Operating Expenses:
         Consulting fees                            359,989              120,000
         Professional fees                           68,151               14,109
         Officers Salaries                           28,800               48,000
         Travel                                      20,287               18,230
         Insurance                                    6,105                1,205
         Allowance for doubtful account             105,109                   --
         Research and Development                        --               26,000
         Payroll general                             27,128               24,066
         Rent                                        12,826                   --
         Italian office                              55,612               60,100
         Other                                       29,661                5,195
                                               ------------         ------------
           Total Operating Expenses                 713,668              335,135
                                               ------------         ------------

Net operating  (Loss)                          $   (713,668)        $   (335,135)
                                               ============         ============

Other income (expense):
         Loss on currency conversion                 (2,457)                  --
         Interest expense                           (43,038)             (39,496)
         Interest income                                601                   --

Net (loss)                                     $   (758,562)        $   (374,631)

Per Share                                      $      (.075)        $      (.037)
                                               ============         ============

Weighted Average Number of
 Shares Outstanding                              10,112,000           10,000,000
                                               ============         ============






The accompanying notes are an integral part of the financial statements.

                     BEECHPORT CAPITAL CORP. AND SUBSIDIARY
                        CONSOLIDATED STATEMENTS OF INCOME
                            AND COMPREHENSIVE INCOME
                                   (Unaudited)

                                                Six Months           Six Months
                                                  Ended                Ended
                                                 June 30,             June 30,
                                                   2001                 2000
                                               ------------         ------------
Revenues                                       $         --         $         --
                                               ------------         ------------

Operating Expenses:
         Consulting fees                            391,339              120,000
         Professional fees                           71,258               14,109
         Officers Salaries                          103,600               72,066
         Travel                                      45,220               18,488
         Insurance                                   15,706                1,205
         Allowance for doubtful account             105,109                   --
         Research and development                    60,000               26,000
         Payroll General                             42,791                   --
         Rent                                        17,439                   --
         Italian office                             128,718               60,214
         Other                                       49,670               23,476
                                               ------------         ------------
           Total Operating Expenses               1,030,850              335,558
                                               ------------         ------------

Other income (expense):
         Loss on currency conversion                 (3,745)                  --
         Gain on currency conversion                    772                   --
         Interest expense                           (43,038)             (39,496)
         Interest income                                601                   --

Net Loss                                       $ (1,076,260)        $   (375,054)
                                               ============         ============

Per Share                                      $      (.106)        $      (.038)
                                               ============         ============

Weighted Average Number of
 Shares Outstanding                              10,112,000           10,000,000
                                               ============         ============




The accompanying notes are an integral part of the financial statements.

                     BEECHPORT CAPITAL CORP. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (Unaudited)

                                                Six Months          Six Months
                                                   Ended               Ended
                                                  June 30,            June 30,
                                                    2001                2000
                                                -----------         -----------
Cash Flows Operating Activities:
         Net (loss)                             $(1,076,260)        $  (375,054)
         Decrease in prepaid assets                  32,192
         Increase in deferred revenue                18,658
         Increase (decrease) in accounts
          payable and accrued expenses              241,670             107,155
                                                -----------         -----------

  Net Cash (Used in) Operating
   Activities                                      (783,740)           (267.899)
                                                -----------         -----------

Cash Flows from Investing
 Activities                                         157,140                  --
                                                -----------         -----------

Cash Flows from Financing
 Activities
         Advances from short term debt              371,754
         Advances from long term debt                    --             377,341
                                                -----------         -----------

  Net Cash Provided by (Used in)
   Financing Activities                             371,754             377,341
                                                -----------         -----------

 Increase(Decrease) in Cash                        (254,846)            109,442

Cash, Beginning of Period                           284,077                   0
                                                -----------         -----------

Cash, End of Period                             $    29,231         $   109,442
                                                ===========         ===========

Interest Paid                                   $    43,038         $    39,496
                                                ===========         ===========

Income Taxes Paid                               $        --         $        --
                                                ===========         ===========





The accompanying notes are an integral part of the financial statements.

                     BEECHPORT CAPITAL CORP. AND SUBSIDIARY
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                        FOR THE PERIOD ENDED JUNE 30,2001

                                                                              Additional
                                          Common             Stock              Paid-in           Accumulated
                                        No./Shares           Amount             Capital            (Deficit)             Total
                                       -----------        -----------         -----------         -----------         -----------
Balance at December 31,2000              3,348,013        $   190,688         $    13,600         $   273,041         $        --

Reorganization/
Recapitalization                         6,651,987           (189,688)            (13,600)           (273,041)              1,000





Net (loss) for the period ended
December 31, 2000                               --                 --                  --          (1,209,660)         (1,209,660)
                                       -----------        -----------         -----------


Net (loss for the period
Ended June 30, 2001                             --                 --                  --          (1,076,260)         (1,076,260)


Common stock issued
For services June 2001                          --                 --             157,740                  --             157,140

Balance at June 30, 2001                10,442,000        $     1,000         $   157,140         $(2,285,921)        $(2,127,781)
                                       ===========        ===========         ===========         ===========         ===========


The accompanying notes are an integral part of the financial statements.

                     BEECHPORT CAPITAL CORP. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  JUNE 30, 2001 AND 2000 AND DECEMBER 31, 2000

(1)      Summary of Significant Accounting Policies

         This summary of significant accounting policies of Beechport Capital Corp. (the "Company") is presented to assist in understanding the Company's financial statements and are stated in United States dollars. The financial statements and notes are representations of the Company's management who is responsible for their integrity and objectivity. These accounting policies conform to generally accepted accounting principles in the United States of America and have been consistently applied in the preparation of the financial statements.

         (a)      General

         Beechport Capital Corp. (the "Company") was organized as a Colorado corporation on January 24, 1989, in order to evaluate, structure and complete a merger with, or acquisition of, prospects consisting of private companies, partnerships of sole proprietorships.

         The Company's subsidiary, ITEC International Technologies, Inc. ("Itec") was incorporated under the laws of the State of Delaware on March 28, 2000. Itec was formed for the purpose of acquiring certain patented technology and the development of a worldwide market for its usage.

         The Company's business plan is to attempt to build on the foundation of the patented technology and proprietary equipment and to form strategic alliances and a management team to become a worldwide supplier of oil and agricultural chemical container recycling equipment and related systems. The Company's initial marketing of the technology will be concentrated in Italy but is intending to market in the future in the United States and other countries. The Company has elected to use a December 31 year-end. The Company is considered to be a development stage company since planned principal operations have not yet commenced.

         (b)      Per Share Information

         Per share information is determined using the weighted average number of shares outstanding.

         (c)      Furniture and Equipment

         Furniture and equipment will be carried at cost, net of accumulated depreciation. Depreciation will be computed using straight-line methods over estimated useful lives of the assets ranging from five to seven years.

         (d)      Revenue and Expense Recognition

         As of June 30, 2001, the Company had no earned revenue. The Company intends to recognize revenues from sales of equipment upon delivery. The Company intends to contract with others for the manufacturing of the equipment. General and administrative expenses and the costs of advertising are expensed as incurred.

                     BEECHPORT CAPITAL CORP. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  JUNE 30, 2001 AND 2000 AND DECEMBER 31, 2000


(1)      Summary of Significant Accounting Policies, Continued

         (e)      Concentrations

         Financial instruments that potentially subject the company to concentrations of credit risk consist principally of temporary cash investments and cash equivalents and trade accounts receivables. At June 30, 2001, the Company had no amounts of cash or cash equivalents in U.S. financial institutions in excess of amounts insured by agencies of the U.S. Government. At December 31, 2000, approximately $200,000 of the cash was deposited in foreign bank accounts not covered by F.D.I.C. insurance. See note 3. At June 30, 2001 the Company had no trade receivables. Initial trade receivables are expected to be principally from customers in Italy. Since initial anticipated customers will be from one geographic location, a concentration of credit risk could exist due to potential changes in economic activity in that area. The Company does not require collateral for its trade accounts receivables.

         (f)      Cash Equivalents

         The Company considers all short term investments in securities that mature in 90 days or less to be cash equivalents.

         (h)      Allowance for Doubtful Accounts

         Based on collection experience of the Company, no allowance for doubtful accounts has been provided. Historically the Company has never had any material amounts of uncollectable accounts.

         (i)      Use of Estimates in the Preparation of Financial Statements

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

         (j)      Geographic Area of Operations

         The Company operates its business principally in Italy. The potential for severe financial impact can result from negative effects of economic conditions within the markets or geographic areas. Since the Company's business is principally in one area, this concentration of operations results in an associated risk and uncertainty.

                     BEECHPORT CAPITAL CORP. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  JUNE 30, 2001 AND 2000 AND DECEMBER 31, 2000


(2)      Basis of Presentation - Going Concern

         The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplates continuation of the Company as a going concern. However, the Company has a net capital deficiency that raises substantial doubt about the Company's ability to continue as a going concern. Management is attempting to raise additional capital.

         In view of these matters, continuing as a going concern is dependent upon the Company's ability to meet its financing requirements, raise additional capital, and the success of its future operations or completion of a successful business combination. Management believes that actions planned and presently being taken to raise additional capital provide the opportunity for the Company to continue as a going concern.

(3)      Common Stock

         The Articles of Incorporation of Itec authorize issuance of a maximum of 1,000 shares of no par value common stock. At December 31, 2000, 1,000 shares of common stock were issued and outstanding.

         On April 1, 2000 Itec entered into stock subscriptions agreements for the issuance of 1,000 shares at $1.00 per share.

         On July 3, 2000 Itec's Board of Directors approved the Company entering into loan/investment agreements with various Italian investors not to exceed $875,000. The Board also authorized the payment of a 10% commission on the funds raised by the loan/investment agreements. The term of the loans as agreed to by the Board would be three years. Interest would be payable monthly with the total principal due in three years. The investors would have the right to participate in future issuances of common stock on a pro rata basis, except that this provision shall not apply prior to a business combination transaction in which the common stock of Itec would become publicly traded, or if Itec consummates an initial public offering.

         On July 15, 2000, the Board also authorized the issuance of up to 15% of Itec's common stock to the various Italian investors.

         In lieu of Itec's entering into loan/investment agreements described above, a revised agreement between Itec's President and the Italian investors was used which allowed participants in the Italian GPDP Program to make loans at a rate of $5,500 per share of ITEC common stock. Funds thus generated (approximately $443,500 at December 31, 2000 and $815,230 at June 30, 2001) are to be repaid when ITEC becomes a public company. Upon repayment of the advances, the investors would retain their stock ownership. To comply with various Italian regulations, Itec's President personally issued shares of the Company's common stock to the Italian investors. The funds advanced from the investors were deposited in accounts in Itec's President's name and the advances were to Itec's President. Due to the substance of the transaction over its form, the transactions have been shown as Itec transactions with the cash balances and advances payable recorded on the financial statements. Itec's President has represented that the funds received are assets of Itec and Itec has assumed the related obligations.

                     BEECHPORT CAPITAL CORP. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  JUNE 30, 2001 AND 2000 AND DECEMBER 31, 2000

 (3)     Common Stock (continued)

         On May 4, 2001, the Company entered into a share exchange agreement with Itec to acquire all the issued and outstanding shares of common stock of Itec in exchange for 6,651,987 shares of the Company's common stock. This business combination resulted in the shareholders of Itec owning approximately 66.5% of the issued and outstanding shares of the Company's common stock (10,000,000 shares were outstanding upon completion of the transaction), and the Company holding 100% of the issued and outstanding shares of Itec's common stock.

         On May 28, 2001, the Company adopted the Beechport Capital Corp. 2001 Stock Plan, which covers the issuance of up to 1,000,000 shares of common stock, either directly or pursuant to options, to eligible employees, directors, officers, consultants and advisors of the Company. The purpose of the plan is to promote the best interest of the Company and its stockholders by providing a means of non-cash remuneration to selected eligible participants. On June 7, 2001, the Company filed a registration statement on Form S-8 (File No. 333-62520) to register the shares covered under the Plan. In June 2001, the Company issued an aggregate of 112,000 registered shares under the Plan to four persons as compensation for services. In July and August of 2001, the Company issued an aggregate of an additional 730,000 registered shares under the Plan to two persons as compensation for services.

(4)      Notes Payable

         The Company entered into an agreement with Glenwood Marketing Associates, Inc. (GMA) effective April 25, 2000 whereby GMA agreed to lend $1,100,000 to the Company. From the $1,100,000 loan the Company agreed to pay $200,000 of capital formation fees to GMA. The loan bears interest at 10% per annum payable in monthly interest only payments for the 36 month term of the loan. The Company agreed to amend its Articles of Incorporation so as to allow the issuance of a preemptive and preferential right to purchase shares pursuant to Board of Director approval. The Company agreed to promulgate a Board resolution to convey to GMA 20% of the Company's issued and outstanding common stock and further that the Board shall vest GMA with preferential rights to acquire additional shares, at no cost to GMA, when additional shares are issued, so as to maintain GMA's stock ownership position at 20% of the issued and outstanding common stock. GMA's interest shall be non-diluted, except that this provision shall not apply if the Company's common stock becomes publicly traded.

         The Company agreed, pursuant to this agreement, to pay GMA a $20,000 per month consulting fee for 24 months, to allow GMA to appoint one member of the Company's Board and to grant GMA a first right of refusal on leasing of all machines built by the manufacturer of the equipment related to the license agreement.

         According to the terms of the agreement, the Company will become publicly traded within twelve months of the loan agreement at which time all the officers and directors of the Company will agree to a two year lock up of their Company stock. GMA agreed to convert the debt to preferred stock upon ITEC becoming a public company. The preferred stock will contain provisions for redemption suitable to both parties.

         The Company also agreed that at least two of the Company's Board members would approve verbally any Company expenditure of more than $5,000.

                     BEECHPORT CAPITAL CORP. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  JUNE 30, 2001 AND 2000 AND DECEMBER 31, 2000

(4)      Notes Payable (continued)

         The Company has also conveyed a covenant, so long as GMA acts in accordance with the terms of the agreement, to hold GMA harmless from any and all claims that may accrue and to indemnify and hold GMA harmless from any and all losses, claims, liabilities and expenses, including reasonable costs of investigation, counsel fees and disbursements, which may be imposed upon or incurred by GMA with the conduct of its own business with the Company.

(5)      Leases

         Effective November 1, 2000 the Company entered into a sub-lease agreement for office facilities in Ohio. The Company is no longer using this office facility. Under the terms of the sub-lease, the Company agreed to pay monthly sub-lease payments of approximately $2,300 for the first 22 months and approximately $2,430 per month for the remaining 24 months of the sub-lease term.

         Future minimum rentals under this operating sub-lease are as follows:

           Year Ending December 31,
                   2001                             $ 27,612
                   2002                               28,126
                   2003                               29,155
                   2004                               19,437
                                                    --------
                   Total                            $104,330
                                                    ========

(6)      Technology License

         Effective June 30, 2000, the Company entered into a five year patent license agreement with Honeywell International, Inc. (Honeywell) whereby the Company obtained a non-exclusive, nontransferable worldwide license to practice the methods and to make, use, and sell, the products and/or services covered by the proprietary rights limited to the field of use of separating and recovering motor oil from high density polyethylene plastic. Under the terms of the agreement the Company agreed to pay a $50,000 non-refundable initial license fee and an additional minimum annual royalty commencing upon delivery of the first equipment to an ITEC customer, of the greater of $50,000 or 5% of the gross sales of all products and services sold in the United States and 3% of the products or services sold in countries other than the United States. The initial license fee of $50,000 is not creditable toward the minimum annual royalty and was payable in three equal installments. The first was due upon the execution of the contract, the second on December 1, 2000 and the third on April 1, 2001. At June 30, 2001 $ 33,333 was accrued as a liability. On April 25, 2001, Honeywell revised the payment schedule to reflect the updated delivery schedule so that the previous December 1, 2000 payment is now due May 30, 2001 and the final payment due September 30, 2001. As of June 30, 2001, the $16,667 paid and the additional $33,333 accrued have been accounted for as prepaid expenses based upon the revised agreement whereby these amounts apply only upon shipment of the first equipment systems. The amounts are not refundable and will be expensed upon shipment.

                     BEECHPORT CAPITAL CORP. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  JUNE 30, 2001 AND 2000 AND DECEMBER 31, 2000

(6)      Technology License (continued)

         This agreement shall automatically renew for additional one year periods after the end of the initial five year term unless written notice is given by either party of its intent to terminate the agreement. Honeywell may terminate this agreement in the event of bankruptcy or insolvency of the Company, an assignment for the benefits of creditors of the Company, the nationalization of the industry which encompasses any products or services, any suspension of payments under the terms of the agreement by government regulation, the Company's failure to commence manufacture of the agreement, a substantial change in ownership of the Company (whether resulting from merger, acquisition, consolidation or otherwise), another company or person acquiring control of the Company, or the existence of a state of war between the United States and any country where the Company has a license to manufacture products or services. In addition, if either party to the agreement defaults for any reason in any of the obligations under the terms of the agreement, the other party will have the right to terminate the agreement by giving at least 60 days written notice.

         There are no rights to sub-license granted under the terms of this agreement.

         The Company has agreed to invest in the commercial development of the technology and market for the product by committing resources at minimum in accordance with various requirements as set forth in the commercialization plan provided by the Company for consideration to Honeywell when the Company applied for the license.

         The terms of the agreement require the Company to observe all applicable United States and foreign laws, regulations, rules, and decrees with respect to the transfer of the proprietary rights and related technical data to foreign countries and failure to conform to such laws, regulations, rules and decrees may result in criminal liability.

         The $50,000 license fee is recorded as a prepaid expense and will be recorded as an intangible asset when production begins. The intangible asset cost is being amortized over the five year initial term of the license agreement on a straight-line basis. Management's policy with respect to long-lived assets, including intangible assets, is to periodically review the carrying amounts, at least annually, to determine if there is any impairment in the carrying value. As of December 31, 2000, management believes that there is no impairment in the carrying value of any of its long-lived assets.

         The Company also agreed to pay Honeywell a $26,000 fee for engineering services and consultation related to the development of the technology. As of December 31, 2000 $13,000 had been paid with the remainder to be billed when services are performed.

                     BEECHPORT CAPITAL CORP. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  JUNE 30, 2001 AND 2000 AND DECEMBER 31, 2000

(7)      Exclusive Supply Contract

         On August 30, 2000 the Company entered into an exclusive five year supply contract with Fedegari Autoklaven AG (Fedegari), an Italian equipment manufacturer. Under the terms of the agreement, the Company and Fedegari agreed that Fedegari would be the exclusive supplier of the equipment used to implement the technology licensed from Honeywell and that the Company would be the exclusive buyer of this equipment supplied by Fedegari. The Company agreed to pay Fedegari a $50,000 design fee, of which $25,000 was paid as of December 31, 2000 with the remaining $25,000 payable upon completion of the prototype. In addition, the Company has agreed to pay Fedegari $150,000 for the initial prototype model of the equipment. As of June 30, 2001, the prototype had not been completed but the company has advanced $60,000 of the $150,000. Therefore, no liability has been provided for in the accompanying financial statements. A material commitment exists with respect to this matter.

         Future prices of the equipment, according to the terms of the contract, shall be agreed upon by the parties each year during the delivery schedule preparation process, with all future increases or decreases mutually agreed upon based upon market factors, such as equipment and material costs, competition and related matters. The exclusive provisions are subject to various performance requirements. According to the contract, the five year term will be subsequently renewed for successive periods as mutually agreed by the parties, unless a request of termination is sent by one party to the other not less than twelve months prior to the current expiration date. If the Company terminates the contract without twelve months prior notice and it decides not to continue marketing the technology system, the Company agreed to allow Fedegari the right to take over the rights to manufacture and sell the system independently. Since the Honeywell license is non-transferable this provision may not be binding and may be a misrepresentation in the contract. Contingencies exist with respect to this matter, the ultimate resolution of which cannot presently be determined.

         According to the terms of the contract, the contract shall be governed by the laws of Switzerland, without reference to principals of conflict of laws, except that the United Nations Convention or Contracts for Sale of Goods shall not apply. Both parties have agreed that the exclusive jurisdiction over any legal action arising out of or in connection with the contract shall only be brought in International Court in Geneva, Switzerland.

(8)      Receivable Related Party

         On July 5, 2000 the Company's Board of Directors approved and authorized the Company to make a loan of $250,000 to the Company's President. The loan, according to the minutes of the Board meeting, is interest only for ten years with the total principal due at the end of ten years. Interest has been waived in the year ended December 31, 2000 by the board of directors. As of December 31, 2000, $168,815 was advanced on the loan and on June 30, 2001 $236,973. An allowance for doubtful accounts was provided for the total advance due to lack of acceptable collateral. On April 5, 2001 the company advanced Intermode (an Italian Co.) $36,951 in connection with product development. An allowance for doubtful accounts was provided due to lack of acceptable collateral.

(9)      Litigation

         ITEC has received notice of intended legal action for collection of a disputed amount billed by Arrowchase, Inc. to ITEC for services in the amount of $9,334. This amount has been accrued as a liability in the Company financial statements as of June 30, 2001.

                     BEECHPORT CAPITAL CORP. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  JUNE 30, 2001 AND 2000 AND DECEMBER 31, 2000

(10)     Agreement

         The Company has entered into an agreement with Cesmet Laboratories SRL, an Italian company for a cooperative effort in development of the General Plastic Development Program (GPDP) and the oversight of ITEC's Italian operations. The fees for this agreement are on a time and expense basis billed monthly.

(11)     Subsidiary

         On April 11, 2000, ITEC formed a wholly-owned subsidiary and incorporated it as a Delaware corporation known as ECO2 Environmental Systems. The only activity to date was the registration of a trademark for ECO2.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         Beechport Capital Corp. (the "Company") was organized as a Colorado corporation on January 24, 1989, in order to evaluate, structure and complete a merger with, or acquisition of, prospects consisting of private companies, partnerships of sole proprietorships.

         On May 29, 2001, the Company filed a current report on Form 8-K to report that effective May 4, 2001, the Company entered into a share exchange agreement with Itec International Technologies, Inc. (ITEC), to acquire all the issued and outstanding shares of common stock of ITEC in exchange for 6,651,987 shares of the Company's common stock. This business combination resulted in the shareholders of ITEC owning approximately 66.5% of the issued and outstanding shares of the Company's common stock (10,000,000 shares were outstanding upon completion of the transaction), and the Company holding 100% of the issued and outstanding shares of ITEC's common stock.

         ITEC's business plan is to attempt to build on the foundation of the patented technology and proprietary equipment and to form strategic alliances and a management team to become a worldwide supplier of oil and agricultural chemical container recycling equipment and related systems. ITEC's initial marketing of the technology will be concentrated in Italy but is intending to market in the future in the United States and other countries.

         ITEC has environmental technology using a carbon dioxide cleaning process licensed from Honeywell FM&T and operating under contract with the Department of Energy. This new environmental technology, The ECO2 (TM) Environmental System, is believed by management to be the only pollution prevention and recycling system on the market today that allows for the 100% recycling of plastic motor oil containers and the residual oil left inside each container. By using the carbon dioxide cleaning process, we can focus on environmental protection and environmental safety by creating no chemical waste disposal in the oil recycling and plastic recycling process.

         This new enhanced oil recovery and plastic recycling system uses carbon dioxide to clean the residual oil from the plastic motor oil containers like a sponge. With the ability to add plastic motor oil containers into their environmental protection program and by implementing the ECO2TM Environmental System, local communities and businesses will able to increase their plastic recycling and oil recycling goals as mandated by the state and federal governments.

         ITEC has ordered a prototype machine from Fedegari Autoklaven AG and expects delivery in October 2001. Orders for the equipment are being accepted and require a $5,000.00 deposit to guarantee delivery sequence. Four (4) such deposits have been received and are recorded as $23,685 in deferred revenue as of June 30, 2001. The prototype will be delivered to fill the first of these four orders with the other three anticipated to be being delivered in December 2001 and January and February 2002.

         As of June 30, 2001, the Company had a stockholder's deficit of $2,127,781, an accumulated deficit of $2,285,921, and a working capital deficit of $2,209,427. Based upon the current financial situation of the Company, there is doubt as to the Company's ability to continue as a going concern, or achieve material revenues or profitable operations.

         The Company is attempting to reduce its current liabilities by offering equity securities in payment of advances due to stockholders and in payment of a promissory note payable. However, no assurances can be given that such efforts will be successful.

         Unless the Company is able to generate significant revenue and profits in the next twelve months, the Company will require additional financing. However, no assurances can be given that such financing will be available in the amount required or, if available, that it can be on terms satisfactory to the Company.

         The financial statements include all adjustments which in the opinion of and to the best of management's knowledge are necessary to make the financial statements not misleading.

         In connection with the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995, readers of this document and any document incorporated by reference herein, are advised that this document and documents incorporated by reference into this document contain both statements of historical facts and forward looking statements. Forward looking statements are subject to certain risks and uncertainties, which could cause actual results to differ materially for those indicated by the forward looking statements. Examples of forward looking statements include, but are not limited to (i) projections of revenues, income or loss, earning or loss per share, capital expenditures, dividends, capital structure and other financial items, (ii) statements of the plans and objectives of the Company or its management or Board of Directors, including the introduction of new products, or estimates or predictions of actions by customers, suppliers, competitors or regulatory authorities, (iii) statements of future economic performance, and (iv) statements of assumptions underlying other statements and statements about the Company or its business. Forward looking statements are beyond the ability of the Company to control and in many cases the Company cannot predict what factors would cause results to differ materially from those indicated by the forward looking statements.

                           PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS - The Company is not involved in any material legal proceedings.

ITEM 2.  CHANGES IN SECURITIES

On May 4, 2001, the Company entered into a share exchange agreement with Itec International Technologies, Inc. (ITEC), to acquire all the issued and outstanding shares of common stock of ITEC in exchange for 6,651,987 shares of the Company's common stock. This business combination resulted in the shareholders of ITEC owning approximately 66.5% of the issued and outstanding shares of the Company's common stock (10,000,000 shares were outstanding upon completion of the transaction), and the Company holding 100% of the issued and outstanding shares of ITEC's common stock. The Company believes that this transaction was exempt from registration pursuant to Section 4(2) and Rule 506 of Regulation D of the Securities Act of 1933.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES - None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS - None.

ITEM 5.  OTHER INFORMATION

On May 28, 2001, the Company adopted the Beechport Capital Corp. 2001 Stock Plan, which covers the issuance of up to 1,000,000 shares of common stock, either directly or pursuant to options, to eligible employees, directors, officers, consultants and advisors of the Company. The purpose of the plan is to promote the best interest of the Company and its stockholders by providing a means of non-cash remuneration to selected eligible participants. On June 7, 2001, the Company filed a registration statement on Form S-8 (File No. 333-62520) to register the shares covered under the Plan. In June 2001, the Company issued an aggregate of 112,000 registered shares under the Plan to four persons as compensation for services. In July and August of 2001, the Company issued an aggregate of an additional 730,000 registered shares under the Plan to two persons as compensation for services.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits:  Exhibit Number and Brief Description

         2.1 Share Exchange Agreement dated May 4, 2001 by and between the Company and Itec International Technologies, Inc. (Incorporated by reference to Exhibit 2.1 of the Registrant's Current Report on Form 8-K dated May 29, 2001 and filed May 29, 2001.)

         3 Articles of Incorporation (Incorporated by reference to Registrant's Form S-18 Registration Statement, File
                  No. 33-31067.)

         3 Bylaws (Incorporated by reference to Registrant's Form S-18 Registration Statement, File No. 33-31067)

         10.1 Beechport Capital Corp. 2001 Stock Plan dated May 28, 2001 (Incorporated by reference to Registrant's Form S-8 Registration Statement, File No. 333-62520.)

(b)      Reports on Form 8-K.

         On May 29, 2001, the Company filed a current report on Form 8-K to report that effective May 4, 2001, the Company entered into a share exchange agreement with Itec International Technologies, Inc. (ITEC), to acquire all the issued and outstanding shares of common stock of ITEC in exchange for 6,651,987 shares of the Company's common stock. This business combination resulted in the shareholders of ITEC owning approximately 66.5% of the issued and outstanding shares of the Company's common stock (10,000,000 shares were outstanding upon completion of the transaction), and the Company holding 100% of the issued and outstanding shares of ITEC's common stock. The Company believes that this transaction was exempt from registration pursuant to Section 4(2) and Rule 506 of Regulation D of the Securities Act of 1933.

                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the Company caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                           BEECHPORT CAPITAL CORP.


                                           By:  /s/ Gary M. De Laurentiis
                                              ----------------------------------
                                           Gary M. De Laurentiis, President,
                                           Chief Executive Officer, Chief
                                           Financial and Accounting Officer,
                                           and Director

Date:  August 20, 2001