Form 10QSB
period 2001-09-30
BEECHPORT CAPITAL CORP
filed 2001-11-20
CIK 855372

UNITED STATES
                   SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C. 20549

                              Form 10-QSB

(Mark One)

       [X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
            SECURITIES EXCHANGE ACT OF 1934
                For the quarterly period ended    September 30, 2001
                                                ----------------------
       [   ]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
              EXCHANGE ACT
                For the transition period from  ______________ to ___________

                        Commission file number: 33-31067

                             BEECHPORT CAPITAL CORP.
     ----------------------------------------------------------------
     (Exact name of small business issuer as specified in it charter)

                    Colorado                             84-1137359
        ------------------------------              -------------------
       (State or other jurisdiction of                 (IRS Employer
        incorporation or organization)              Identification No.)

                     132 South Third Street, Oakdale, CA
                    --------------------------------------
                   (Address of principal executive offices)

                                 (209) 848-3900
                           -------------------------
                          (Issuer's telephone number)



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

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of November 19, 2001, the issuer had 12,092,000 shares of common stock, no par value, outstanding.

Transitional Small Business Disclosure Format (Check one):  Yes [X]   No [  ]

                                   INDEX


PART I - FINANCIAL INFORMATION                                    Page

Item 1.  Consolidated Financial Statements                         F-1

Review Report of Independent Accountant                            F-2

Consolidated Balance Sheets                                        F-3

Consolidated Statements of Income and Comprehensive Income         F-4

Consolidated Statements of Cash Flows                              F-6

Consolidated Statements of Changes in Stockholders' Equity         F-7

Notes to Consolidated Financial Statements                         F-8

Item 2.  Management's Discussion and Analysis of Financial
              Conditions and Results of Operations                   2

PART II - OTHER INFORMATION                                          3

SIGNATURES                                                           4

                   PART I - FINANCIAL INFORMATION
Item 1.  Financial Statements

                BEECHPORT CAPITAL CORP. AND SUBSIDIARY
                        FINANCIAL STATEMENTS
                     SEPTEMBER 30, 2001 AND 2000

          REVIEW REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANT
          --------------------------------------------------------


The Board of Directors
Beechport Capital Corp. and Consolidated Subsidiary
Cleveland, Ohio

We have reviewed the accompanying balance sheet of Beechport Capital Corp. and Consolidated Subsidiary as of September 30, 2001, and the related statements of operations and cash flows for the three and nine months then ended, in accordance with Statements on Standards for Accounting and Review Services issued by the American Institute of Certified Public Accountants. All information included in these financial statements is the representation of the management of Beechport Capital Corp. and Consolidated Subsidiary.

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


Schumacher & Associates, Inc.
Certified Public Accountants
2525 Fifteenth Street, Suite 3H
Denver, Colorado 80211
November 19, 2001

                   BEECHPORT CAPITAL CORP. AND SUBSIDIARY
                        CONSOLIDATED BALANCE SHEETS
                               (Unaudited)

                               ASSETS
                               ------
                                               September 30,     December 31
                                                   2001             2000
                                               -------------   -------------
Current Assets
     Cash                                      $    18,631    $    284,077
                                               -----------    ------------
   Total Current Assets                        $    18,631         284,077
                                               -----------    ------------

Prepaid interest                                         -          65,505
Prepaid deposit fee                                                 15,000
Prepaid license fee                                 50,000          33,333
                                               -----------     -----------
  Total Assets                                 $    68,631     $   397,915
                                               ===========     ===========
                      LIABILITIES AND STOCKHOLDERS' (DEFICIT)
                      ---------------------------------------
Current Liabilities:
Accounts payable and accrued expenses          $   383,527     $    58,073
Advances from stockholders                         815,230         443,476
Note payable GMA                                 1,100,000       1,100,000
Deferred revenue                                   129,875           5,027
                                               -----------     -----------
  Total Current Liabilities                      2,428,632       1,606,576
                                               -----------     -----------
Stockholders' (Deficit):
  Preferred Stock, no par value,
     10,000,000 shares authorized
     none issued and outstanding                         -               -
  Common Stock, no par value,
     750,000,000 shares authorized
     12,092,000 shares issued and
     outstanding at 09/30/2001                       1,000           1,000
  Additional paid-in capital                     1,097,780               -
  Accumulated deficit                           (3,458,781)     (1,209,661)
                                               ------------    ------------
Total Stockholders' (Deficit)                   (2,360,001)     (1,208,661)
                                               ------------    ------------
Total Liabilities and Stockholders' (Deficit)  $    68,631     $   397,915
                                               ===========     ============

The accompanying notes are an integral part of the financial statements.

               BEECHPORT CAPITAL CORP. AND SUBSIDIARY
                   CONSOLIDATED STATEMENTS OF INCOME
                       AND COMPREHENSIVE INCOME
                            (Unaudited)

                                         Three Months    Three Months
                                            Ended           Ended
                                         September 30,   September 30,
                                             2001            2000
                                         -------------   -------------
Revenues                                 $         -     $        -
                                         -----------     ----------
Operating Expenses:
     Consulting fees                         977,844              -
Professional fees                             12,679         11,910
Officers Salaries                             23,294        105,570
Travel                                        29,523         15,716
Insurance                                      8,132          2,393
Research and Development                           -         13,000
Payroll general                               22,701              -
Rent                                           2,700              -
Italian office                                32,377         79,581
Other                                         29,757         17,845
                                         -----------      ---------
  Total Operating Expenses                 1,139,007        246,015
                                         ------------     ----------
Net operating  (Loss)                    $(1,139,007)     $(246,015)
                                         ------------     ----------
Other income (expense):
     Loss on currency conversion              (2,981)             -
             Interest expense                (31,646)             -
     Interest income                             731              -

Net (loss)                               $(1,172,903)     $(246,015)

Per Share                                $     (.108)     $   (.025)
                                         ------------     ----------
Weighted Average Number of
 Shares Outstanding                       10,872,000      10,000,000
                                         ===========      ==========


The accompanying notes are an integral part of the financial statements.

               BEECHPORT CAPITAL CORP. AND SUBSIDIARY
                 CONSOLIDATED STATEMENTS OF INCOME
                     AND COMPREHENSIVE INCOME
                           (Unaudited)

                                         Nine Months          Nine Months
                                            Ended                Ended
                                        September 30,        September 30,
                                            2001                 2000
                                        -------------        -------------
Revenues                                 $         -          $         -

Operating Expenses:
                    Consulting fees        1,369,184              120,000
Professional fees                             83,938               31,798
Officers Salaries                            144,882              177,636
Travel                                        74,743               36,051
Insurance                                     23,838                3,598
Allowance for doubtful account               105,109                    -
Research and development                      60,000               39,000
Payroll General                               47,503                    -
Rent                                          20,139                    -
Italian office                               161,095              139,795
Other                                         79,397               42,144
                                          ----------          -----------
  Total Operating Expenses                 2,169,828              590,022
                                          ----------          -----------
Net Operating (Loss)                      (2,169,828)            (590,022)

Other income (expense):
     Loss on currency conversion              (6,726)                   -
     Gain on currency conversion                 772                    -
     Interest expense                        (74,670)             (39,552)
     Interest income                           1,332                    -

Net Loss                                 $(2,249,120)         $  (629,574)
                                         ------------         ------------
Per Share                                $     (.219)         $     (.063)
                                         ------------         ------------
Weighted Average Number of
 Shares Outstanding                       10,269,201           10,000,000
                                         -----------          -----------




The accompanying notes are an integral part of the financial statements.

               BEECHPORT CAPITAL CORP. AND SUBSIDIARY
                CONSOLIDATED STATEMENTS OF CASH FLOWS

                          (Unaudited)

                                         Nine Months         Nine Months
                                            Ended              Ended
                                        September 30,       September 30,
                                            2001                2000
                                        -------------       -------------
Cash Flows Operating Activities:
Net (loss)                               $ (2,249,120)       $   (629,574)
(Increase) decrease in prepaid assets          63,838             (16,667)
Increase in deferred revenue                  124,848
Increase in accounts payable
    and accrued expenses                      325,454              54,219
                                         ------------        ------------
  Net Cash (Used in) Operating
   Activities                              (1,734,980)           (592,022)
                                         -------------       -------------
Cash Flows from Investing
 Activities                                 1,097,780              (2,576)
                                         -------------       -------------
Cash Flows from Financing
 Activities
Advances from short term debt                 371,754
Advances from long term debt                        -             720,277
                                         ------------        ------------
  Net Cash Provided by (Used in)
   Financing Activities                       371,754             720,277
                                         -------------       ------------
 Increase(Decrease) in Cash                  (265,446)            125,679

Cash, Beginning of Period                     284,077                   0
                                         -------------       ------------
Cash, End of Period                          $ 18,631           $ 125,679
                                         =============       ============



The accompanying notes are an integral part of the financial statements.

              BEECHPORT CAPITAL CORP. AND SUBSIDIARY
      CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
               For the period ended September 30,2001

                                          Additional
                     Common      Stock     Paid-in     Accumulated
                   No./Shares    Amount    Capital      (Deficit)    Total
                   ----------  ---------  ----------   ----------  -----------
Beginning balance  3,348,013   $ 190,688  $   13,600   $  273,041  $        -

Reorganization/
Recapitalization   6,651,987    (189,688)    (13,600)    (273,041)      1,000

Net (loss) for the
period ended
December 31, 2000  $       -   $       -  $        -   (1,209,661) (1,209,661)
                   ---------   ---------  ----------   ----------- -----------
Balance at
December 31, 2000  10,000,000      1,000           -   (1,209,661) (1,208,661)

Net (loss for the
period Ended
September 30, 2001                                     (2,249,120) (2,249,120)

Common stock issued
For services  2001  1,992,000              1,071,140                1,071,140

Common stock
issued for debt
September 2001        100,000                 26,640                   26,640

Balance at June
30, 2001           12,092,000  $   1,000  $1,097,780 $(3,458,781) $(2,360,001)
                   ==========  =========  ========== ============ ============



The accompanying notes are an integral part of the financial statements.

               BEECHPORT CAPITAL CORP. AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
           SEPTEMBER 30, 2001 AND 2000 AND DECEMBER 31, 2000

1.  Basis of Preparation
------------------------
The interim financial statements included herein have been prepared by the Company without audit. These statements reflect all adjustments, which are, in the opinion of management, necessary to present fairly the financial position as of September 30, 2001, and the results of operations and cash flows for the period then ended. All such adjustments are of a normal and recurring nature. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these financial statements be read in conjunction with the financial statements and notes for the year ended December 31, 2000.

2.  Basis of Presentation - Going Concern
-----------------------------------------
The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplates continuation of the Company as a going concern. However, the Company has sustained operating losses since its inception and has a net capital deficiency. This fact raises substantial doubt about the Company's ability to continue as a going concern. Management is attempting to raise additional capital.

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

     Beechport Capital Corp. (the "Company") was organized as a Colorado corporation on January 24, 1989. On May 29, 2001, the Company filed a current report on Form 8-K to report that effective May 4, 2001, the Company entered into a share exchange agreement with Itec International Technologies, Inc.
(ITEC), to acquire all the issued and outstanding shares of common stock of ITEC in exchange for 6,651,987 shares of the Company's common stock. This business combination resulted in the shareholders of ITEC owning approximately 66.5% of the issued and outstanding shares of the Company's common stock (10,000,000 shares were outstanding upon completion of the transaction), and the Company holding 100% of the issued and outstanding shares of ITEC's common stock.

     ITEC's uses patented technology and proprietary equipment to design and sell worldwide oil and agricultural chemical container recycling equipment and related systems. ITEC's initial marketing of the technology is concentrated in Italy and California.

     ITEC has environmental technology using a carbon dioxide cleaning process licensed from Honeywell FM&T and operating under contract with the Department of Energy. This new environmental technology, The ECO2 (TM) Environmental System, is believed by management to be the only pollution prevention and recycling system on the market today that allows for the 100% recycling of plastic motor oil containers and the residual oil left inside each container. By using the carbon dioxide cleaning process, the Company can focus on environmental protection and environmental safety by creating no chemical waste disposal in the oil recycling and plastic recycling process.

     As of September 30, 2001, the Company had a stockholder's deficit of $2,328,355, an accumulated deficit of $3,427,135, and a working capital deficit of $2,410,001.

     The Company has entered in negotiations with certain vendors and note holders who are due approximately $1,900,000 and has offered equity securities in payment. The Company expects that a majority of the vendors and note holders to convert to equity securities in the fourth quarter of 2001. However, no assurances can be given that such negotiations will be successful.

     The Company requires additional financing to continue to fund operations and has engaged consultants to assist in the raising of the required debt or equities. However, no assurances can be given that such financing will be available in the amount required or, if available, that it can be on terms satisfactory to the Company.

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

Item 2.  Changes in Securities - None

Item 3.  Defaults upon Senior Securities - None.

Item 4.  Submission of Matters to a Vote of Security Holders - None.

Item 5.  Other Information - None

Item 6.  Exhibits and Reports on Form 8-K - None

SIGNATURES

     In accordance with the requirements of the Exchange Act, the Company caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


(Regostrant)               BEECHPORT CAPITAL CORP.


BY(Signature)              /s/ Gary M. De Laurentiis
(Date)                     Novermber 19, 2001
(Name and Title)           Gary M. De Laurentiis, President, Chief Executive
                           Officer, Chief Financial and Accounting Officer,
                           and Director