Form 10KSB
period 2001-12-31
BEECHPORT CAPITAL CORP
filed 2002-04-15
CIK 855372

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

 ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal years ended DECEMBER 31, 2001


                         Commission file number 33-31067

                             BEECHPORT CAPITAL CORP.
         ----------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

           COLORADO                                  84-1137359
           --------                                  ----------
   (State or other jurisdiction            (IRS Employer Identification No.)
      of incorporation)

                132 South Third Street, Oakdale, California 95361
                -------------------------------------------------
                    (Address of principal executive offices)

                                 (209) 848-3900
                                 --------------
                         (Registrant's telephone number)

Securities registered under Section 12(b) of the Exchange Act: NONE.

Securities  registered under Section 12(g) of the Exchange Act:
                          COMMON STOCK, NO PAR VALUE.

Check whether the Registrant  (1) has filed all reports  required to be filed by
Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

State Registrants's revenues for its most recent fiscal year: $ -0-

As of March 15, 2002,  15,694,784 shares of common stock were  outstanding,  and
the  aggregate   market  value  of  the  shares  held  by   non-affiliates   was
approximately $7,983,505.


Documents incorporated by reference:  NONE

Transitional Small Business Disclosure Format:  Yes  [   ]    No       [X]

         This Report on Form 10-KSB contains information concerning the issuer relating to the fiscal year ended December 31, 2001, except where otherwise indicated.


                             BEECHPORT CAPITAL CORP.
                          Annual Report on Form 10-KSB
                                Table of Contents

PART I

ITEM 1.  DESCRIPTION OF BUSINESS .........................................   3
ITEM 2.  DESCRIPTION OF PROPERTY .........................................  14
ITEM 3.  LEGAL PROCEEDINGS ...............................................  14
ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS .............  14

PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS ........  15
ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION .......  16
ITEM 7.  FINANCIAL STATEMENTS ............................................  17
ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
                    AND FINANCIAL DISCLOSURE .............................  17

PART III

ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS;
                    COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.. ..  18
ITEM 10. EXECUTIVE COMPENSATION ..........................................  20
ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT..   21
ITEM 12. CERTAIN BUSINESS RELATIONSHIPS AND RELATED TRANSACTIONS .........  21
ITEM 13. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K..  22

SIGNATURES

                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS

Special Note Regarding Forward-Looking Statements

         Certain statements in this Annual Report on Form 10-KSB (this "Form 10-KSB"), including statements under "Item 1. Description of Business," "Item 3. Legal Proceedings" and "Item 6. Management's Discussion and Analysis", constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1934, as amended, and the Private Securities Litigation Reform Act of 1995 (collectively, the "Reform Act"). Certain but not necessarily all, of such forward-looking statements can be identified by the use of forward-looking terminology such as "believes", "expects", "may", "will", "should", or "anticipates" or the negative thereof or other variations thereon or comparable terminology, or by discussions of strategy that involve risks and uncertainties. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of Beechport Capital Corp. or its wholly-owned subsidiary, ITec International Technologies, Inc., a Delaware corporation ("ITec") (collectively "the Company", "we" or "us") to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. References in this Form 10-KSB, unless another date is stated, are to December 31, 2001.

BACKGROUND

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

         The Company sold 10,000 Units (each "Unit" consisting of common stock and Class A and Class B Warrants) at $10.00 per Unit, for net proceeds of $50,054 in a public offering which closed on March 20, 1991. The Class A and Class B Warrants were exercisable at $4.40 and $6.60 per share, respectively. The Warrants expired on September 25, 1998.

         On June 5, 1992, the Company issued 6,500,000 shares of its common stock to the holders of all of the outstanding common stock of a leasing company, to which it also loaned $50,000. During the period from June 6, 1992 to December 31, 1993 the Company was under the management of the leasing company's officers, which expended all of the cash of the Company and failed to file the required periodic reports with the Securities and Exchange Commission. On December 31, 1993, pursuant to a mutual unwinding agreement, the 6,500,000 shares of common stock were returned and canceled. The $50,000 loan was written-off and the stock of the leasing company was returned to its original officers and directors.

         During June 1992 the Company effected a one for four hundred and forty (1 for 440) reverse split of the Company's outstanding common stock. On December 6, 1995, the Company effected a two for one forward split of the Company's common stock. On August 20, 1999 the Company effected a 1.35 for one forward split of the Company's common stock. All financial information and share data in the remainder of this Report gives retroactive effect to these stock splits.

         Effective June 30, 1998 the Company issued 1,080,000 shares of its common stock for all of the issued and outstanding stock of Marketplace 2000, Inc., an Ohio corporation which had no business. In connection with this transaction Lawrence Schmelzer was elected President of the Company.

         Effective May 11, 2001, the Company acquired a controlling interest in ITec pursuant to a Share Exchange Agreement dated May 4, 2001 by and between the Company and ITec. The Company has since acquired all the issued and outstanding shares of common stock of ITec in exchange for a total of 6,651,987 shares of the Company's restricted common stock (the "Share Exchange").

         ITec was incorporated in March 2000 to develop and commercialize new technologies that are economically and environmentally sound. ITec's objective is to become a dominant worldwide supplier of equipment for recycling oil and agricultural chemical containers and related systems. ITec has developed a cleaning system utilizing liquid carbon dioxide for cleaning recyclable plastic, oil and pesticide containers called the ECO2TMEnvironmental System (the "System").

         The Company's offices are located at 132 South Third Street, Oakdale, California 95361 and its telephone number is (209) 848-3900.

         Unless the context indicates otherwise all references herein to the Company include Beechport Capital Corp. and its wholly-owned subsidiary ITec International Technologies, Inc.

DESCRIPTION OF BUSINESS

         The Company  operates  through a European office in Naples,  Italy, and
through   alliances  and   partnerships   with  government   organizations   and
environmental groups.

         ITec has developed a new cost-effective, environmentally sensitive technology, the System for cleaning plastic contaminated by substances that make most types of plastic ineligible for traditional recycling programs. The System consists of a washing chamber, storage tank, distilling unit, compressor, refrigeration unit and various pumps and compressors. Each system can process between 500 to 1,000 pounds of plastic per hour depending on the model purchased. Used oil containers (typically the one quart size sold to consumers) were the first focus of this new technology; however, additional scientific testing results now indicate that the technology can be profitably employed to recycle all plastics regardless of the contaminant.

         As of December 31, 2001 ITec had arranged with two companies, Chart Industries, Inc. ("Chart") (listed on the New York Stock Exchange) and Fedegari Autoclavi Spa ("Fedegari"), an Italian company, both leaders in the utilization of CO2 technology, to manufacture the System. As of such date Fedegari had not completed a prototype system as initially promised. In November 2001 certain assets of Chart, including the division which was manufacturing the System, were transferred to a new privately-held company known as Cool Clean Technologies, Inc. ("Cool Clean"), under the management of current and former executives of Chart. As of March 31, 2002 Cool Clean has manufactured four Systems which are located at Cool Clean's facility in Burnsville, Minnesota. The Company plans to relocate the Systems to Modesto, California and to establish a recycling facility where the Systems can be both operated to generate income and demonstrated for prospective purchasers.

         The Company's principal source of revenues will be sales of the System by ITec. ITec will also provide additional services to purchasers of the System in exchange for recurring fees. These services will include: extended System warranty upgrades, technical support and trouble-shooting, training for System operators, consulting for material feedstock and products sales, and software upgrades that will allow the System to clean other contaminated plastic materials. The Company will also require purchasers of Systems to enter into ten year maintenance agreements providing for fees of $25,000 per year, payable in equal monthly installments, for telephonic monitoring of the System and software upgrades.

         With the advent of the global environmental movement, waste treatment and remediation are now worldwide. ITec's goal is to become a leader in the market for systems that can clean and make recyclable certain contaminated plastics that are currently not recycled. The System has demonstrated an ability to produce clean, 100% recyclable High-Density Polyethylene ("HDPE") flake from used motor-oil containers and other HDPE containers used to transport used oil and to recover the residual oil attached to the plastic, with no waste by-products.

         In addition to recycling used motor oil containers, laboratory tests have proven four additional usages for our technology. They are:

     o    Pesticide Containers of HDPE (High-Density Polyethylene)

     o    Mixed HDPE Color Containers (Detergent, Shampoo & Clorox Containers)

     o    Natural HDPE Containers (Milk & Water Containers)

     o    Polyethylene Terephthalate (PET) (Soft Drink Containers)

         Although originally developed for environmental usages, when applied to the above materials the TM System has been shown to remove all contaminants, odors, dirt and labels from the plastic, thereby producing clean marketable flake which can be reused to produce end-products.


TECHNOLOGY

         Some years ago, the American aerospace industry developed a supercritical fluid technology to clean high-tech metals and composite materials. This method was then adapted to become the System, which offers the ability to effectively clean plastics.

         The principal technology underlying the System was developed by Honeywell International, Inc. ("Honeywell") and the U.S. Department of Energy ("DOE"). ITec signed a five-year license agreement (with an additional five-year license extension) with Honeywell and the DOE in June 2000.

         The Company's technology has been recognized as a significant environmental breakthrough and is expected to increase the percentage of plastic diverted from waste streams to recycling and reuse. Honeywell FM&T and DOE received a Governor's Award from the Missouri Chamber of Commerce in 2000 for their breakthrough innovation in recycling technology.

         The Company  believes  that its  technology  is unique and  superior to alternative plastic cleaning systems in several respects, including the percentage of purity achieved and the elimination of secondary costs for wastewater cleanup associated with other cleaning technologies.

         In addition, compared to existing technology the System provides the following advantages:

     o Contaminated plastic cleaned with the System has a significantly higher reusable end-use than conventionally cleaned plastic. Plastic cleaned with the System is processed free from odors and 99%+ contaminant-free. Conventional methods have a much lower cleanliness threshold and do not deodorize. Once processed, these plastics have a much lower end-use.

     o Plastic flake cleaned with the System sells for significantly higher prices than conventionally cleaned plastics. Odorless and contaminant-free plastic flake yield higher prices and significantly larger profit margins.

     o Plastic recyclers have the ability to recycle oil-contaminated plastic and conventionally contaminated plastic without wastewater effluent discharge. Costs involving water-treatment are high using conventional cleaning methods, whereas with our system they are non-existent. The System does not use water.

     o No permits are required for effluent wastewater discharge since the System uses no water.

     o Energy costs operating the System are significantly lower than current plastic cleaning systems. Our System costs for energy are nearly 2 cents ($0.02 cents USD) less per pound than currently used processes, yielding significantly larger profit margins.

     o Direct processing costs for recycling plastics are reduced by over 50%.

     o Both residual oil and plastic are recovered without creating waste by-products which contaminate the environment.

     o    Odors associated with residual oil,  pesticides and mixed HDPE plastic
          are   eliminated.   Current   cleaning   technology  does  not  remove
          contaminant odor from recycled plastic.

     o    An   economical   solution  is  provided  to  pressing   environmental
          protection and pollution prevention problems associated with plastic motor oil container recovery.

     o A closed-loop system is formed which continually reuses low-cost CO2, has low electricity costs and zero environmental impact.

     o The System can be operated and maintained with only two semi-skilled workers.

An Ideal Solvent

         Carbon dioxide (CO2) is produced by photosynthesis and constitutes .04% of the air we breathe. CO2 is also a by-product of other industrial processes, such as fermentation from distilleries. As a gas under atmospheric conditions when liquefied represents an ideal solvent with characteristics that cannot be matched by any other solvent, conventional or otherwise. It is non-toxic, non-flammable, non-hazardous waste producing, non-ozone-depleting, odorless, and cannot spill into the soil or groundwater since it becomes a gas if it escapes from the System. Since the CO2 that is used in this process is already in the air and is recaptured for reuse in the machines, no new CO2 is produced or added to the atmosphere over the life of the cleaning cycle. Commercially CO2 is used for, among many other things, carbonating beverages, decaffeinating coffee beans and preserving foods.

         From a performance standpoint, the System has distinct advantages as well. Its viscosity (the ability to flow) and surface tension (wetting capability) are orders of magnitude better than any other solvent, thus enabling the penetration of contaminates and the removal of finer particles of dirt or oil in 20 minutes or less, nearly as fast as conventional processes. The greatest benefits to using the System are its ability to thoroughly clean and deodorize plastic, thereby yielding significantly higher retail prices for a clean flake.

CO2 - Safe to Handle

         CO2 does not show the toxic or flammable properties associated with traditional plastic-cleaning solvents or methods. Risks connected with CO2 vary with the different states of the compound. Gaseous CO2 may cause suffocation when found in large concentrations in closed areas. Solid or liquid CO2 or cold CO2 gas (dry ice), as well as cooled equipment may cause frost burns if unprotected skin is exposed to the CO2 or the cooled equipment. The equipment used in the Company's CO2 process is designed to handle and mitigate any such danger. It works as a closed system where the used liquid CO2 is filtered, distilled, recycled and reused.

ENVIRONMENTAL REGULATIONS: PERMISSIONS AND SAFETY RESTRICTIONS

         The operation of a plastics-recycling business is subject to various regulations which differ depending on the solvent used, the laws of the country as well as local regulations. Carbon dioxide generally is subject to less regulation than other solvents.

         Permissions required to install and operate CO2 plastics-cleaning equipment are dependent upon both building department permits (local building authorities) and CO2 storage permission (storing gas requires a permit in some countries). ITec's OEM manufacturer is responsible for seeing that the machines and CO2 storage vessels are manufactured in accordance with national and international safety standards.

MARKET OVERVIEW

Market Distinctions - Europe/Canada versus United States

         Europe/Canada: Legislation is in place prohibiting oil-contaminated products from placement into landfills. Available land for new landfills is extremely limited. Government subsidized programs exist for the recycling of all plastics. In Canada, ITec is using the AUOMA collection model to develop the collection model for use in the United States.

         United States: Legislation is in place prohibiting used-oil products in landfills in many states, but may not be strictly enforced. Government subsidized programs for recycling of all plastics are limited. New landfill space is becoming limited in the smaller Northern States but remains available in the larger states.

         Estimates indicate Europe and Canada are 15 years ahead of the United States legislatively, environmentally and structurally relating to waste recycling and collection efforts. As a result, ITec has chosen Europe for marketing and sales of its initial systems. Europe has nearly run out of landfills and the collective efforts to recycle all forms of waste, is prevalent in all European nations. The entire continent is politically active in their legislative efforts and recycling initiatives.

         In contrast, the United States plastic recycling and oil recycling programs have been modestly implemented and accepted in most areas for pollution prevention. There are very few formalized collection programs for motor oil containers other than in portions of South Carolina. The U.S. practice of dumping motor oil containers into landfills or disposing of them improperly is no longer tolerated in Europe.

         In order to facilitate its early marketing direction ITec determined that it would need a representative to handle inquiries and further develop markets in Europe. The Company secured the services of CESMET, a company with over 15 years experience in the Italian and European markets. CESMET, together with other consultant companies, develops industrial projects involving plastic recycling and collection for governments and the European Union.

         Although this System was originally developed for environmental usages, when applied to the above areas, the System has been shown to remove all contaminants, odors, dirt and labels from the plastic producing clean marketable flake which can be reused to produce end-products. With this increase in usage, the worldwide market for Systems increases geometrically. Ultimately, the System could become a primary recycling system.

MARKETING AND SALES

         The basis for ITec's sales strategy is to focus on the industries and countries most likely to benefit from the Company's technology. Potential customers are basically divided into two distinct segments - private enterprise plastic recyclers and government sponsored plastic recyclers.

         To date the following companies and governments have expressed interest in the Company's technology. Those companies include: Exxon/Mobil (for system installations in: Russia, Finland, Tajikistan, Uzbekistan, Ukraine, Yugoslavia, Macedonia, Moldavia, Serbia, Bosnia, Greece, Poland, Turkey and Hungary), Shell Oil, AMEX, Ravisz from Hungary and Polis LTD. from Bulgaria, CSAV from Hungary and Politenke (Italy and Germany). Those countries whose environmental ministries have expressed interest are: Italy, Bulgaria, Hungary and Russia.

         Purchase Order Contracts of Sale have already been signed for six Systems in Italy. As of March 2002, the Company anticipates selling 50 Systems over the next 24 months.

COMPANY WEBSITES

         The current Website for the Company is located at www.beechport.com. The original Company Website is located at www.iteces.com and is currently undergoing renovation and is expected to be completed by May, 2002. A change of address for www.iteces.com is currently under review.

LICENSING AND PATENTS

         ITec's technology is under license from Honeywell International Inc. (Honeywell), and the U.S. Department of Energy. Honeywell has the right to grant a license to utilize the technology to one other entity, but has not done so. Currently, there are no other licensees of this technology.

MANUFACTURING

         ITec expects to enter into an Original Equipment Manufacturer (OEM) Agreement with Cool Clean to manufacture Systems to ITec's specifications. The Company is advised that Cool Clean will arrange for manufacturing to take place at the facilities of Chart in Burnsville, Minnesota (for Systems to be delivered in the United States) and the Czech Republic (for Systems to be delivered in Europe).

EMPLOYEES

         As of March 15, 2002 the Company employed six persons including its President and two Vice Presidents.

                                  RISK FACTORS

         In addition to the other information in this Report on Form 10-KSB the following risk factors should be considered carefully in evaluating the Company and its business.

         1.   Limited Capital

         The Company has limited capital and there can be no assurance that it will be able to raise the capital needed to carry on its business. The Company has incurred, and may continue to incur, operating losses for the foreseeable future and is currently subject to a "going concern" opinion by its outside auditor. The Company's working capital needs will depend upon various factors including but not limited to the acceptability of the System in the marketplace, and the ability of the Company's suppliers to manufacture and deliver the System as well as other factors. Even if the Company achieves profitability there can be no assurance that it can sustain or increase profitability on a quarterly or annual basis. The Company's failure to meet and realize its objectives may have a material adverse effect on the Company's business, financial condition and results of operations.

         2.   September 11, 2001 Terrorist Attack

         As a result of the terrorist attacks in New York, Washington and Pennsylvania on September 11, 2001, significant financial and political changes have taken place in the United States and in the world. These changes will have an effect upon the Company and the future activities contemplated by this Report. Many of the Company's plans were made prior to September 11th and without regard to the events which took place on that date. As a result, future developments concerning the Company and its ability to act in accordance with the plans and expectations set forth in this Report are subject to significant uncertainty.

         3.   Going Concern

         Henry Schiffer, CPA, A Professional Corporation, in his independent auditor's report, has expressed "substantial doubt" as to the Company's ability to continue as a going concern based on significant operating losses that the Company has incurred. The Company's consolidated financial statements do not include any adjustments that might result from the outcome of that uncertainty. The going concern qualification is also described in note 2 of the notes to the consolidated financial statements.

         4.   Non-Exclusive License

         The Company has licensed its technology from Honeywell, Inc. Honeywell is free to license the technology to one other person or entity on terms which it may deem appropriate. The person or entity licensing the technology may develop systems or technologies which compete with the Company's System which may place the Company at a competitive disadvantage.

         5.   Limited Sales, Marketing and Distribution Capabilities

         The Company has limited sales, marketing and distribution expertise and capabilities. Establishing and maintaining sales, marketing and distribution expertise and capabilities may require significant expenses including additions to personnel. There can be no assurance that the Company will have sufficient capital resources necessary to expand its sales, marketing and distribution expertise and capabilities, and that even if such resources are available, that the Company will be successful in doing so. The Company has targeted a significant portion of its marketing efforts outside the United States, primarily in Europe. If the Company is unable to establish and maintain significant sales, marketing and distribution efforts either internally or through arrangements with third parties, the Company's business, financial condition and results of operations may be materially adversely effected.

         6. The Company is Dependent on Limited Number of Manufacturing Sources.

         Through the end of its fiscal year ended December 31, 2001 the Company relied upon arrangements with Chart Industries, Inc. ("Chart") and Fedegari Autoclavi Spa ("Fedegari") to manufacture the System. Fedegari did not comply with the terms of its agreement with the Company and deliver a prototype system. As of March 31, 2002 four prototype Systems had been produced by Cool Clean Technologies, Inc. ("Cool Clean"). The Company is now reliant upon Cool Clean, a private company managed by current and former executives of Chart, to produce the System and expects its first system to be produced in July, 2002. If Cool Clean is unable or unwilling to manufacture the Company's System or if the Company's specifications with respect to the System are not met, the Company will be forced to seek out another supplier. There can be no assurance that an alternate supplier will be available on terms acceptable to the Company, if at all.

         7.   Certain Factors That May Affect Future Results

         In addition to other information in this Annual Report on Form 10-KSB the Company is subject to a number of other risk factors.

         8.   Availability of Additional Sources of Financing and Capital

         The Company must raise equity or other sources of capital in order to maintain its operations and there can be no assurance that capital will be available on acceptable terms if at all.

         9.   Foreign Operations

         The Company's initial sales of Systems are anticipated to be to customers located in Italy, Hungary and Bulgaria. Although payments for the Company's products are denominated in dollars, adverse economic or political conditions in Italy, or other countries where the Company hopes to sell its products could adversely affect the business and financial prospects of the Company.

         10. The Company Will Require Additional Capital to Market and Advertise its Products.

         The marketing and advertising of the Company's products and future products will require the expenditures of significant capital. The Company expects to incur operating losses for the foreseeable future. The Company's actual working capital needs will depend upon many factors including, but not limited to the progress and success of the Company's marketing and sales efforts and commercial acceptance of the Company's product. The Company may seek to obtain additional capital through private or public debt or equity from the financings. If the Company raises additional funds through the issuance of equity, equity related or debt securities, such securities may have rights, preferences or privileges senior to those of the rights of the common stock. The sale of additional equity or convertible debt securities could result in additional dilution to existing shareholders. In addition, the issuance of debt securities could increase the risk or perceived risk to the Company. There can be no assurance that any additional financing will be available to the Company on acceptable terms if at all.

         11.  Protection of Proprietary Technology

         The Company expects to make most of its sales outside the United States. There can be no assurance that the Company or Honeywell, Inc. will be able to protect the technology which the Company has licensed from Honeywell, Inc.

         12.  Competing Technologies

         The Company may be subject to competing technologies which may prove to be superior to the Company's technology or may provide financial or other benefits.

         13.  Demand for Plastic Flake May Decrease

         The demand for plastic flake may decrease to the point where it is not economically viable to utilize the Company's System.

         14.  Competition

         The Company may face competition from other companies which are larger, better financed and which have greater assets and resources than the Company.

         15.  The Company is Dependent on Key Personnel

         The  Company  is  dependent  in  significant  part  upon the  continued
services  of  its  President  and  Vice  President.   Their   unavailability  or
unwillingness to serve would have a serious adverse effect upon the Company.

         16.  The Company's Business is Subject to Regulatory Oversight

         The recycling industry in general and the Company's System in particular are subject to regulatory oversight by local and national authorities. Purchasers of the Company's Systems will be required to comply with a variety of statutes and ordinances. Accordingly, the attractiveness of the Company's System to purchasers may be adversely effected.

Risks Related to the Common Stock

         The Company does not intend to pay dividends and shareholders will only be able to receive funds from the sale of their common stock.

         1.   The Company's Common Stock is Thinly Traded

         The  trading   volume  of  the  Company's   common  stock  is  limited.
Accordingly, there may not be a large number of potential purchasers ready to buy shares when a shareholder desires to sell. There are also a limited number of shareholders of the Company including shares held in street names and by clearing brokers in single accounts.

         2.   The  Company's  Common  Stock is  Quoted  on the  Over-The-Counter
Bulletin Board; The Company is not Required to Meet or Maintain any Listing Standards for its Common Stock to be Quoted on the Over-The-Counter Bulletin Board.

         The Company's common stock is currently quoted on the Over-The-Counter Bulletin Board under the symbol "BEAH". The Bulletin Board is a regulated quotation service operated by the National Association of Securities Dealers, Inc. ("NASD") and displays real time quotes, last sale prices and volume information in over-the-counter equity securities such as the Company's common stock. The Bulletin Board is a quotation medium for subscribing members of the NASD, not an issuer listing service, and should not be confused with the Nasdaq Stock MarketSM. There is no assurance that the Bulletin Board will provide a liquidity for the purchase and sale of the Company's common stock.

         3.   The Company's Common Stock may be Subject to the Penny Stock Rules

         Since the Company's common stock is not listed on any national securities exchange or the Nasdaq Stock Market and the price at which the Company expects the common stock to be quoted for the foreseeable future may be below $5.00, it is possible that resales of the Company's common stock will be subject to the requirements of the penny stock rules. The Securities and Exchange Commission has adopted rules that regulate broker-dealer practices in connection with transactions in "Penny Stocks". Penny Stocks generally are equity securities with a price of less than $5.00 (other than securities listed on certain national securities exchanges or quoted on the Nasdaq Stock Market). The Penny Stock rules require a broker-dealer to deliver a standardized risk disclosure document prepared by the Commission, to provide the customer with current bid and offer quotations for the Penny Stock. The compensation of the broker-dealer and its sales person in the transaction and monthly account statements showing the market value of each Penny Stock held in the customer's account, to make a special written determination of the Penny Stock is a suitable investment for the purchaser and to receive the purchaser's written agreement to the transaction. These disclosure requirements may have the effect of reducing the level of trading activity in the market. As the Company's common stock will likely be subject to the Penny Stock rules, investors may find it more difficult to sell the Company's common stock.

         4.   Potential Adverse Effect of Issuance of Preferred Stock

         The Company's Certificate of Incorporation allows the issuance of up to 10,000,000 shares of preferred stock without further shareholder approval and upon such terms and conditions and with such rights, preferences, privileges and restrictions as the Board of Directors may determine. The rights of the holders of common stock will be subject to and may be adversely affected by the rights of holders of any preferred stock that may be issued in the future.

         5.   Recent Issuance of Common Stock at Below Market Prices

         In December 2001 the Company agreed to issue up to 5,000,000 shares of common stock in an offering to be conducted outside the United States. As of March 15, 2002 an aggregate of 2,995,708 shares of common stock had been issued and the Company had received net proceeds of $749,900 or $.25 per share. As of March 15, 2002 the bid price for the Company's common stock was approximately $.65 per share.


ITEM 2.  DESCRIPTION OF PROPERTY

         The Company leases its offices from a non-affiliated party under an agreement expiring in April 2004 at a rental of $900 per month.


ITEM 3.  LEGAL PROCEEDINGS

         There are no pending legal proceedings, and the Company is not aware of any threatened legal proceedings to which the Company is a party except as follows. On April 4, 2002, Gary M. De Laurentiis, the President of the Company received a letter addressed to "International Technology LLC" from counsel to Glenwood Marketing Association ("GMA") claiming that there are various agreements and arrangements between GMA and ITec and that certain issues remain outstanding in connection with those agreements and arrangements. Counsel's letter included among other such items a $1,100,000 loan with interest due to GMA, approximately $124,324 interest due to GMA in connection with the loan, a life insurance policy on Mr. De Laurentiis with GMA as beneficiary to cover the purported $1,100,000 loan the repayment of approximately $320,000 in consulting fees allegedly due to GMA by ITec, the failure of ITec to have a GMA representative appointed to its Board of Directors and the release of GMA in connection with a promissory note to Lawrence Schmelzer, the former President of the Company. Mr. De Laurentiis has requested counsel to the Company to investigate this matter and to report to the Board concerning the contentions contained in such letter.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended December 31, 2001.

                                     PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         (a) MARKET INFORMATION. The Company's common stock is currently traded in the over-the-counter market, and prices for the common stock are quoted on the OTC Electronic Bulletin Board ("OTCBB") under the symbol BEAH. There is no assurance that the OTCBB can or will provide sufficient liquidity for the purchase and sale of the Company's common stock.

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

             QUARTER ENDED                      HIGH BID      LOW BID
             -------------                      --------      -------
             December 31, 2001                  $  .60         $ .16
             September 30, 2001                 $1.39          $ .28
             June 30, 2001                      $2.05          $ .16
             March 31, 2001                     $1.25          $ .19

             December 31, 2000                  $1.625         $ .75
             September 30, 2000                 $2.75          $ .625
             June 30, 2000                      $ .60          $ .50
             March 31, 2000                     $ .75          $ .50

         (b) APPROXIMATE NUMBER OF HOLDERS OF COMMON STOCK. The number of record holders of the Company's common stock at March 15, 2002, was approximately 464. This does not include shareholders who hold stock in their accounts at broker/dealers or at clearing houses.

         (c) DIVIDENDS. No dividends have been declared or paid by the Company since inception.

         (d) RECENT SALES OF UNREGISTERED SECURITIES. Pursuant to a Regulation S Stock Purchase Agreement dated, December 20, 2001 (the "Agreement"), between the Company and Starz Investments Limited, a Belize international Business company ("Starz"), the Company agreed to sell and Starz agreed to use its best efforts to purchase up to 5,000,000 shares of the Company's common stock, at a purchase price equal to 35% of the bid price of the Company's shares as quoted on the OTC Bulletin Board for the five consecutive trading days immediately preceding the date of a purchase order received by the Company. As of March 15, 2002 an aggregate of 2,995,708 shares had been purchased under the Agreement by foreign designees of Starz and the Company had received net proceeds of $749,900 or $.25 per share. Under the terms of the Agreement, Starz has the right to require the Company to include the shares in any registration statement under the Act filed by the Company after a period of one year from the date of purchase of such shares. All costs in connection with such registration are to be paid by the Company. The Company claims the exemption from registration of this transaction afforded by Regulation S under the Act in that all sales of the shares were made in "off-shore transactions" to persons who are not U.S. persons. No "directed selling efforts" were engaged in by either the Company or Starz and Starz made other representations and entered into other agreements consistent with the provisions of Regulation S.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

         Beechport Capital Corp. ( the "Company) was organized as a Colorado corporation on January 24, 1989. On May 29, 2001, the Company filed a current report on Form 8-K to report that effective May 4, 2001, the Company entered into a share exchange agreement with ITec, to acquire all the issued and outstanding shares of common stock of ITec in exchange for 6,651,987 shares of the Company's common stock. This business combination resulted in the shareholders of ITec owning approximately 66.5% of the issued and outstanding shares of the Company's common stock (10,000,000 shares were outstanding upon completion of the transaction), and the Company holding 100% of the issued and outstanding shares of ITec's common stock.

         ITec uses patented technology and proprietary equipment to design and sell worldwide oil and agricultural chemical container recycling equipment and related systems. ITec's initial marketing of the technology is concentrated in California and Italy.

         ITec licenses environmental technology using a carbon dioxide cleaning process from Honeywell International, Inc. This new environmental technology, the System, is believed by management to be the only pollution reduction and recycling system on the market today that allows for the 100% recycling of plastic motor oil containers and the residual oil left inside each container. By using the carbon dioxide cleaning process, the Company can focus on environmental protection and environmental safety by creating no chemical waste disposal in the oil recycling and plastic recycling process.

         As of December 31, 2001 the Company had no revenue, a stockholders deficit of $1,395,909, an accumulated deficit of $3,594,689, and a working capital deficit of $1,022,042.

         The Company during second quarter 2002 expects to complete the permit process and final requirements for a 10 year lease of a 40,000 + sq ft. building with rail siding for operations and processing in California. By mid second quarter 2002 two pilot Systems are expected to be installed at this location for testing and evaluation. By late third quarter 2002 the Company expects to install three full scale Systems capable of a combined output of 6,000 pounds per hour of plastic flake.

         Contracts are in place for all needed raw product and the Company is seeking additional sources of product for future growth. The Company is in final negotiations on a contract to sell all plastic flake.

Strategic Alliance Agreements

         Beechport has engaged in a series of discussions for the purpose of entering into manufacturing, technology and sales alliances. Such discussions are ongoing and the Company anticipates that these negotiations will lead to the consummation of several critical contracts, agreements and/or alliances in the foreseeable future that will provide the Company with the ability to accelerate the sales/delivery cycle through calendar year 2002 and thereafter.

         One System is scheduled for delivery in North America in the fourth quarter of 2002.

         Orders for six Systems to be delivered in Italy were signed in late first quarter of 2002 and 10 additional Systems for delivery in the second quarter of 2002. Financing for all Systems will be secured through IG-Sviluppo Italia s.p.a. the Treasury Agency of Italy.

         There are pending orders for 11 mobile/portable Systems for delivery during third quarter 2002.

         The Company entered into a manufacturing/licensing agreement in third quarter 2001 with a U.S. based equipment manufacturer capable of producing the System on time and on budget. This manufacturer also has a facility in the Czech Republic capable of producing all European Systems. This will allow the Company to assure that all Systems will be of the same specifications, standards and quality, resulting in reduced costs per System with the highest quality. The arrangement with an Italian manufacturer was cancelled in fourth quarter 2001.

The Company has entered into negotiations with certain vendors and note holders who are due approximately $850,000 and has offered equity securities in payment. The Company expects a majority of the vendors and holders to convert their claims to equity securities in the second quarter of 2002. However, no assurances can be given in this regard.

         The Company has engaged consultants to assist in raising additional equity for debt reduction and working capital needs. During the first and second quarter 2002 the Company expects to issue an additional 3,000,000 shares of common stock in conjunction with its efforts to raise capital.

         Forward looking statements

         This report contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Stockholders are cautioned that all forward-looking statements involve risks and uncertainty, including without limitation, our ability to expand our customer base, make strategic acquisitions, general market conditions, and competition and pricing. Although we believe the assumptions underlying the forward-looking statements contained herein are reasonable, any of the assumptions could be inaccurate, and therefore, there can be no assurance that the forward-looking statements contained in the report will prove to be accurate.


ITEM 7.  FINANCIAL STATEMENTS

         The financial statements are set forth on pages F-1 through F-17 hereto.


ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING OR FINANCIAL DISCLOSURE

         There  have  been  no   disagreements   between  the  Company  and  its
independent accountants on any matter of accounting principles or practices or financial statement disclosure since the Company's inception.

         As of March 25, 2002 Schumacher & Associates, Inc. Certified Public Accountants, ("Schumacher") ceased to be the independent auditors for the

Company. Such firm's reports on the financial statements of the Company for the past two years did not contain an adverse opinion or a disclaimer of opinion nor were such reports qualified or modified as to uncertainty, audit scope or accounting principals. The decision to change accountants was recommended by the Board of Directors of the Company (the Company not having an audit or similar committee) and was made solely because of the Board's decision to relocate the principal operations of the Company to California.

         During the Company's two most recent fiscal years and through the date of termination there were no disagreements with Schumacher on any matter of accounting principals or practices, financial statement disclosure or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of Schumacher would have caused Schumacher to make reference to the subject matter of such disagreements in connection with its reports.

         During the Company's two most recent fiscal years and subsequent thereto the Company was not advised by Schumacher of any matters required to be disclosed under this item.

         On February 4, 2002 the Company engaged Henry Schiffer, C.P.A., Accounting Corporation ("Schiffer") to audit the financial statements of the Company for the year ended December 31, 2001. At no time prior thereto had the Company consulted Schiffer regarding any accounting matters.


                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

         (a) The Directors and Executive Officers of the Company through May 3, 2001 were as follows:

              NAME                    AGE            POSITION
              ----                    ---            --------
       Lawrence C. Schmelzer           65            President and Director

       Timothy J. Brasel               43            Director

       Susan Schmelzer                 38            Director

         LAWRENCE C. SCHMELZER served as President and a Director of the Company from June 30, 1998 until May 3, 2001. He formerly served as the Chairman of 1st Cleveland Securities and Chairman of Quincy Savings and Loan Bank. He is a graduate of the Wharton School of Finance. Mr. Schmelzer also is a private investor.

         TIMOTHY J. BRASEL served as a Director from December 31, 1995 and as President from December 31, 1995 until June 30, 1998. From December 31, 1993 to December 24, 1989 (inception) to June 5, 1992 he served as a Director. He also serves as a director of eight corporations which were formed for the purpose of acquiring or merging with a privately-held company.

         SUSAN SCHMELZER served as a Director from August 1999 until May 3, 2001. She is general manager of Travelworld, a travel agency in Shaker Heights, Ohio.

         (b) The Pursuant to the Share Exchange Agreement of May 4, 2001, the officers and directors of the Company resigned their respective positions and the following persons assumed their positions set forth below.

              NAME                    AGE            POSITION
              ----                    ---            --------
       Gary M. De Laurentiis          56             President and Director

       Andrea G. Videtta              44             Vice President Foreign
                                                      Operations and Director

       Lisa Ann Marie Fitzpatrick     35             Vice President Sales and
                                                      Director

         Gary De Laurentiis has substantial business management and operating experience in the plastics recycling industry. He previously served as President of Fixcor Industries International and its wholly-owned subsidiary, Pallet Technology. In this role he supervised the construction of and managed operations of plastic recycling and pallet manufacturing operations in Ohio and Florida. Mr. De Laurentiis' background includes the founding and executive management of manufacturing companies engaged in electronics, recycling and plastics molding. He has supervised the construction of two recycling plants in China and one plant in Mexico, all funded through government grants.

         Andrea G. Videtta is currently the Director of the Center for Economic and Territorial Modification ("CESMET") in Naples, Italy. CESMET is a private company working with government and industry in city planning, economic development and environmental protection. Over the past 10 years, he has completed many management and research assignments focused on the regional development of Southern Italy. Mr. Videtta has also published books and articles on regional economic development. He holds a Degree in Architecture from the University of Naples and is fluent in Italian and English.

       Lisa Ann Marie Fitzpatrick, Vice President and Director - Ms. Fitzpatrick is the former project manager for Fixcor Recovery Systems where she managed the program of seeking and administering government grants. In addition she has served as the Administrative Manager of Pallet Technology where she supervised customer service, order-entry and inventory control.

         (c) Compliance with Section 16(a) of the Exchange Act.

                  Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company's officers and directors and persons who own more than 10% of a registered class of the Company's equity securities to file reports of ownership on Form 3 and changes in ownership on Form 4 or 5 with the Securities and Exchange Commission (the "SEC"). Such officers, directors and 10% shareholders are also required by SEC rules to furnish to the Company with copies of all Section 16(a) reports they file.

                  Based solely on its review of the Company's files and its review of the EDGAR filing system maintained by the SEC, the Company believes that during the fiscal year ended December 31, 2001 certain 16(a) filing requirements applicable to its officers, directors and 10% shareholders were not complied with. The Company has failed to receive copies or written representations from Lawrence C. Schmelzer, Timothy J. Brasel and Susan Schmelzer, officers and directors of the Company prior to May 3, 2001 regarding timely filing of Forms 3, 4 and 5. The Company has failed to receive copies of written representations from the following persons regarding filing of timely Forms 3: Gary M. De Laurentiis, an officer, director and 10% shareholder; Andrea Videtta and Lisa Ann Marie Fitzpatrick, officers and directors; and Glenwood Marketing Association, a 10% shareholder during the fiscal year. Messrs. De Laurentiis and Videtta and Ms. Fitzpatrick filed Forms 5 in April 2002.


ITEM 10. EXECUTIVE COMPENSATION

         The Company has no employment agreements with its officers. During the fiscal year ended December 31, 2001, Gary M. De Laurentiis was paid $90,000. Andrea G. Videtta was paid $30,000 and Lisa A. Fitzpatrick was paid $0.00. The officers and directors of the Company are reimbursed for expenses paid or incurred by them on behalf of the Company.

         The Company has no retirement, pension, profit sharing or insurance or medical reimbursement plans covering its officers and directors.

Incentive Stock Option Plan

         The Company has adopted an incentive stock option plan (the "Plan") under which options granted are intended to qualify as "incentive stock options" under Section 422A of the Internal Revenue Code of 1986, as amended (the "Code"). Pursuant to the Plan, options to purchase up to 45,455 shares of Company's common stock may be granted to employees of the Company. The Plan is administered by the Board of Directors which is empowered to determine the terms and conditions of each option subject to the limitation of the exercise price cannot be less than market value of the common stock on the date of grant (110% of the market value in the case of options granted to an employee who owns 10% or more of the Company's outstanding common stock) and no option can have a term in excess of 10 years (5 years in the case of options granted to employees who own 10% or more of the Company's common stock). As of the date hereof no options have been granted under the Plan.

         On May 28, 2001 the Company adopted the Beechport Capital Corp. 2001 Stock Plan (the "2001 Plan") which covers the issuance of up to 1,000,000 shares of common stock either directly or pursuant to options to eligible employees, directors, officers of and consultants and advisors to the Company. The purpose of the 2001 Plan is to promote the best interest of the Company and its stockholders by providing a means of non-cash remuneration to selected eligible participants. The shares covered under the 2001 Plan have been registered on Form S-8 under the Act. Between June and August 2001 the Company issued an aggregate of 842,000 registered shares under the 2001 Plan to 6 persons as compensation for services. On September 12, 2001 the 2001 Plan ws amended to increase the issuance to 2,100,000 shares.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table sets forth, as of March 15, 2001 the stock ownership of each person known by the Company to be the beneficial owner of 5% or more of the Company's common stock, each director individually and all directors and officers of the Company as a group based upon a total of 15, 694,784 outstanding shares as of such date.

  Name and Address                     Amount and Nature of         Percentage
of Beneficial Owner                     Beneficial Owner            of Class
-------------------                    --------------------         ----------
Gary M. De Laurentiis                      2,354,803 (1)              15.0%
14699 Holman Mountain Road
Jamestown, California  95327

Andrea G. Videtta                            592,027                   3.8%
Vico Lungo Trinita degli Spagnoli 18a
80134 Napoli, Italy

Lisa Ann Marie Fitzpatrick                   465,639 (1)               3.0%
12933 150th Court North
Jupiter, Florida  33478

Lawrence C. Schmelzer                        985,500                  6.28%
21302 South Woodland Road
Shaker Heights, Ohio  44122

Glenwood Marketing Association               830,199 (2)               5.3%
135 Glenwood Road
Glenwood Landing, New York  11542

All Directors and Officers                 3,412,469                  21.7%
as a Group (3 persons)

--------------

(1) Mr. De Laurentiis is the father of Ms. Fitzpatrick and disclaims beneficial ownership of all shares held by her.

(2) Includes 338,000 shares held of record by Glenwood Marketing Association, 167,000 shares held of record by Therese Zangara and 325,199 shares held of record by BHI Group, all at the same address. Management believes that Frank Zangara, the husband of Therese Zangara, is an affiliate of Glenwood Marketing Association.


ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         Pursuant to an agreement effective April 25, 2000 between ITec and Glenwood Marketing Association, Inc. ("GMA") (the "GMA Agreement"), GMA made a loan to the Company of $1,100,000. From the $1,100,000 loan ITec agreed to pay $200,000 of fees to GMA. The loan bears interest at 10% per annum, payable in monthly interest only payments for 36 months. ITec agreed to amend its Articles of Incorporation to allow the issuance of preemptive and preferential rights to

GMA to purchase shares pursuant to approval of the Board of Directors. ITec also agrees to promulgate a resolution of the Board to convey to GMA 20% of ITec's issued and outstanding common stock and to vest GMA with preferential rights to acquire additional shares at no cost to GMA when additional shares were issued, so as to maintain GMA's stock ownership position at 20% of the issued and outstanding common stock of ITec. Pursuant to the GMA Agreement, GMA's interest shall not be diluted except that this provision shall not apply if ITec's stock becomes publicly traded. ITec further agreed to pay GMA a $20,000 per month consulting fee for a period of 24 months to allow GMA to appoint one member of ITec's Board of Directors and to grant GMA the right of first refusal on leasing of all machines build by the manufacturer of the equipment related to the License Agreement. According to the terms of the GMA Agreement, ITec was to become publicly traded within 12 months of the loan agreement at which time all the officers and directors of ITec would agree to a two year lockup of their stock. GMA agreed to convert the loan to preferred stock upon ITec becoming a public company. The preferred stock was to contain provisions for redemption suitable to both parties. ITec also agreed that at least two of the Board members would approve verbally expenditures of more than $5,000. The GMA Agreement also contains a covenant to indemnify GMA with respect to losses it may incur in connection with the conduct of its business with ITec.

         On July 5, 2000, ITec's Board of Directors approved and authorized ITec to loan up to $250,000 to Gary M. De Laurentiis, President and a director of the Company. The loan is unsecured, with interest only payable for 10 years and the total principal due at the end of that period. As of December 31, 2001 principal in the amount of $236,973 had been advanced by the Company and interesthad been waived.


ITEM 13.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(1)       Exhibits:

       Exhibit
        Number                          Description
       -------                          -----------
         2.1 Share Exchange Agreement dated May 4, 2001 by and between the Company and Itec International Technologies, Inc. (Incorporated by reference to Exhibit 2.1 of the Registrant's Current Report on Form 8-K dated May 29, 2001 and filed May 29, 2001.)

         3.1 Articles of Incorporation (Incorporated by reference to Registrant's Form S-18 Registration Statement, File
                  No. 33-31067.)

         3.2 Bylaws (Incorporated by reference to Registrant's Form S-18 Registration Statement, File No. 33-31067)

         10.1 Beechport Capital Corp. 2001 Stock Plan dated May 28, 2001 (Incorporated by reference to Registrant's Form S-8 Registration Statement, File No. 333-62520.)

         10.2 Regulation S Stock Purchase Agreement dated December 20, 2001 (filed herewith)

         23.1     Consent of Henry Schiffer, CPA (filed herewith)

(2)       Financial Statements filed herein

          Accountant's Report                                              F-2

          Financial Statements

            Balance Sheets -Assets,                                        F-3
              Liabilities and Stockholders' Equity                         F-4

            Statements of Operations           `                           F-5

            Statements of Stockholders' Equity                             F-6

            Statements of Cash Flows                                       F-7

            Notes to Consolidated Financial Statements                     F-8

(3)       Reports on Form 8-K

          No reports were filed during the quarter ended December 31, 2001.

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            BEECHPORT CAPITAL CORP.
                                            (Registrant)

Dated: April 15, 2002                       By: /s/ Gary M. De Laurentiis
                                                -------------------------
                                                By: Gary M. De Laurentiis
                                                    President


         Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

         Signature               Title                         Date

/s/ Gary M. De Laurentiis        President, Treasurer      April 15, 2002
-------------------------         (Principal Financial
Gary M. De Laurentiis             and Accounting Officer)
                                  and Director


/s/ Andrea G. Videtta            Director                  April 15, 2002
-------------------------
Andrea G. Videtta


/s/ Lisa Ann Marie Fitzpatrick   Director                  April 15, 2002
------------------------------
Lisa Ann Marie Fitzpatrick

                     BEECHPORT CAPITAL CORP. AND SUBSIDIARY
        -----------------------------------------------------------------
                          (a Development-Stage Company)


                              FINANCIAL STATEMENTS

                      DECEMBER 31, 2001 & DECEMBER 31, 2000



                                                                       Page
                                                                       ----
  Accountant's Report                                                   F-2

  Financial Statements

         Balance Sheets -Assets,                                        F-3
           Liabilities and Stockholders' Equity                         F-4

         Statements of Operations           `                           F-5

         Statements of Stockholders' Equity                             F-6

         Statements of Cash Flows                                       F-7

         Notes to Consolidated Financial Statements                     F-8

                REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANT


The Board of Directors
Beechport Capital Corp. and Consolidated Subsidiary
Oakdale, California

I have audited the balance sheets of Beechport Capital Corp. and Subsidiary (a Development-Stage Company) as of December 31, 2001 and 2000 and the related statements of operations, changes in stockholders' deficit and cash flows for the years then ended. These financial statements are the responsibility of the Registrant's management. My responsibility is to express an opinion on these financial statements based on my audit.

I conducted my audits in accordance with the auditing standards generally accepted in the United States of America. These standards require that I plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audits provide a reasonable basis for my opinion.

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Beechport Capital Corp. and Subsidiary (a Development-Stage Company) as of December 31, 2001 and 2000 and the results of its operations and cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that Beechport Capital Corp. and Subsidiary (a Development-Stage Company) will continue as a going concern. As more fully described in Note 2 the Registrant incurred operating losses in 2001 and 2000, and as of December 31, 2001 has a working capital and stockholders' equity deficiency. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty


/s/ Henry Schiffer, CPA
---------------------------
Henry Schiffer, CPA
A Professional Corporation

Beverly Hills, California
April 5, 2002

                     BEECHPORT CAPITAL CORP. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS


                                                      DECEMBER 31,        DECEMBER 31,
                                                         2001                 2000
                                                    ---------------      --------------
                              Assets
  Current Assets
      Cash and cash equivalents                     $        4,253       $     284,077
      Accounts Receivable                                   36,951              65,505
                                                    ---------------      --------------
                Total current assets                        41,204             349,582
                                                    ---------------      --------------
  Fixed Assets
      Furniture and equipment net of
      Depreciation of $3,321                                11,959                    -
                                                    ---------------      --------------
                Total fixed assets                          11,959                    -
                                                    ---------------      --------------
  Other Assets
      License Fee                                           63,000              33,333
      Note Receivable-President                            236,973             168,815
      Other-(Misc.)                                          7,565              15,000
                                                    ---------------      --------------
                Total other assets                         307,538             217,148
                                                    ---------------      --------------

                Total Assets                        $      360,701       $     566,730
                                                    ===============      ==============










See accompanying notes to financial statements

                     BEECHPORT CAPITAL CORP. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS, Continued


                                                      DECEMBER 31,        DECEMBER 31,
                                                         2001                 2000
                                                    ---------------      --------------
                      Liabilities & Stockholders' (Deficit)

  Current Liabilities
      Accounts Payable                              $      524,120       $     443,476
      Accrued Liabilities                                  122,621              58,073
                                                    ---------------      --------------
                Total Current Liabilities                  646,741             501,549
                                                    ---------------      --------------
  Other Liabilities
      Note Payable G M A                                 1,100,000           1,100,000
      Note Payable-Italian Investors                       815,230                   -
      Deferred Revenue                                     129,875                   -
      Other                                                      -               5,027
                                                    ---------------      --------------
                Total Other Liabilities                  2,045,105           1,105,027
                                                    ---------------      --------------

                Total Liabilities                        2,691,846           1,606,576
                                                    ---------------      --------------

  Stockholders' (Deficit)
      Preferred Stock, no par value,                             -                   -
        10,000,000 shares authorized
        none issued and outstanding
      Common Stock, no par value                             1,000               1,000
        750,000,000 shares authorized
        12,092,000 shares issued and
        outstanding at 12/31/01
      Paid In Capital Reg S Offering                     1,097,780                   -
      (Deficit) accumulated during                      (3,429,925)         (1,040,846)
                                                    ---------------      --------------
        Development stage
                Total Stockholders' Deficit              2,331,145          (1,039,846)
                                                    ---------------      --------------

                Total Liabilities & Stockholders'
                  Deficit                           $     360,701        $     566,730
                                                    ===============      ==============





See accompanying notes to financial statements

                     BEECHPORT CAPITAL CORP. AND SUBSIDIARY
                        CONSOLIDATED STATEMENTS OF INCOME
                            AND COMPREHENSIVE INCOME



                                                    12 Months Ended
                                          ----------------------------------
                                           December 31,         December 31,
                                               2001                 2000
                                          --------------       --------------

Revenues                                  $           -        $           -
Interest Income                                  (1,322)                   -
                                          --------------       --------------

        Total Income                             (1,322)                   -
                                          --------------       --------------
Operating Expenses
    Consulting Fees                           1,416,704              120,000
    Payroll                                     268,867              281,648
    Italian Expenses                            192,387                    -
    Professional Fees                            98,859               61,917
    Research and Development                     60,000               39,000
    Travel                                       77,494                    -
    Engineering                                  53,569              220,560
    Telephone                                    31,816                    -
    Insurance                                    27,451                    -
    Rent                                         21,939               10,153
    Other-(Misc.)                                60,379               68,016
    Interest Expense                             74,982               39,552
    Debt Placement Cost                               -              200,000
    Currency Conversion Net Loss                  5,954                    -
                                          --------------       --------------

        Total Operating Expenses              2,390,401            1,040,846
                                          --------------       --------------


         Total Net Income (Loss)          $  (2,389,079)       $  (1,040,846)
                                          ==============       ==============









See accompanying notes to financial statements

                     BEECHPORT CAPITAL CORP. AND SUBSIDIARY
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                     FOR THE PERIOD ENDED DECEMBER 31, 2001


                                           Common Stock            Additional
                                       ------------------------     Paid-In     Accumulated
                                         Shares        Amount       Capital       Deficit        Total
                                       ----------     --------     ----------   -----------    ----------
 Balance at March 28, 2000
     (Date of inception)
 Common stock issued at $1.00               1,000        1,000                                      1,000
 Itec exhange for Beechport stock          (1,000)
 Beechport stock before transaction     3,348,013      190,688        13,600       273,041        477,329
 Reorganization  and
    Recapitalization                    6,651,987     (190,688)      (13,600)     (273,041)      (477,329

 Net loss for the period ended
     December 31, 2000                                                          (1,040,846)    (1,040,846)
                                       ----------     --------     ----------   -----------    ----------

 Balance at December 31, 2000          10,000,000        1,000             -    (1,040,846)    (1,039,846)

 Common stock issued for services
     December 31, 2001                  1,992,000            -     1,071,140             -      1,071,140
 Common stock issued for debt
     December 31, 2001                    100,000            -        26,640             -         26,640
 Net loss for the period ended
     December 31, 2001                                                          (2,389,079)    (2,389,079)

                                       ----------     --------     ----------   -----------    ----------
 Balance at December 31, 2001          12,093,000        1,000     1,097,780    (3,429,925)    (2,332,145)
                                       ==========     ========     ==========   ==========     ===========












See accompanying notes to financial statements

                      BEECHPORT CAPITAL CORP. AND SUBSIDIARY
                             STATEMENTS OF CASH FLOWS


                                                         12 Months Ended
                                                  -----------------------------
                                                  December 31,    December 31,
                                                      2001            2000
                                                  ------------    -------------

Cash Flows From Operating Activities
    Net Income (Loss)                             $( 2,389,079)   $  (1,040,846)
        Adjustments to reconcile net income                  -           63,100
        (loss) to net cash (used in)
        provided by operating activities:
        Increase in accounts payable, accrued
        expenses and other
        (Increase) in other assets                   1,128,394         (113,838)
                                                  ------------    -------------

    Net cash (used in) provided by operating
       activities                                   (1,260,685)      (1,091,584)
                                                  ------------    -------------

Cash Flows From Investing Activities
    Net cash used in investing activities              (48,761)
                                                  ------------    -------------

Cash Flows From Financing Activities
        Proceeds from notes payable                                   1,543,476
        Other Asset                                    (68,158)        (168,815)
        Issuance of common stock                                          1,000
        Capital raised                               2,197,780                -
        Note payable GMA                            (1,100,000)               -
                                                 --------------   --------------

    Net cash (used in) provided by financing
       activities                                    1,029,622        1,375,661
                                                  ------------    -------------

    Net increase in cash                                     -          284,077

    Net decrease in cash                              (279,824)               -

    Cash, beginning of period                          284,077                -
                                                  ------------    -------------

    Cash, end of period                                 $4,253    $     284,077
                                                  ============    =============

    Interest paid                                 $          -    $      39,552
                                                  ============    =============

See accompanying notes to financial statements

                     BEECHPORT CAPITAL CORP. AND SUBSIDIARY
                          (a Development-Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 2001

Note 1 - Summary of Significant Accounting Policies:

     This summary of significant accounting policies of Beechport Capital Corp. and Subsidiary is presented to assist in understanding the Company's financial statements and is stated in United States dollars. The financial statements and notes are representations of the Company's management who is responsible for their integrity and objectivity. These accounting policies conform to generally accepted accounting principles in the United States of America and have been consistently applied in the preparation of the financial statements.

     (a)  General
          -------

          Beechport Capital Corp. (the "Company") was organized as a Colorado corporation on January 24, 1989, in order to evaluate, structure and complete a merger with or acquisition of, prospects consisting of private companies, partnerships of sole proprietorships.

          The Company's subsidiary, ITEC International Technologies, Inc. ("Itec") was incorporated under the laws of the State of Delaware on March 28, 2000. ITEC was formed for the purpose of acquiring certain patented technology and the development of a worldwide market for its usage.

          The Company's business plan is to attempt to build on the foundation of the patented technology and proprietary equipment and to form strategic alliances and a management team to become a worldwide supplier of oil and agricultural chemical container recycling equipment and related systems. The Company's initial marketing of the technology will be concentrated in Italy but is intending to market in the future in the United States and other countries. The Company has elected to use a stage development company since planned principal operations have not yet commenced.

     (b)  Per Share Information
          ---------------------

          Per share information is determined using the weighted average number of shares outstanding.

     (c)  Furniture and Equipment
          -----------------------

          Furniture and equipment will be carried at cost, net of accumulated depreciation. Depreciation will be computed using straight-line methods over estimated useful lives of the assets ranging from five to seven years.

                     BEECHPORT CAPITAL CORP. AND SUBSIDIARY
                          (a Development-Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 2001

Note 1 - Summary of Significant Accounting Policies, Continued:

     (d)  Revenue and Expense Recognition
          -------------------------------

          As of December 31, 2001, the Company had no earned revenue. The Company intends to recognize revenues from sales of equipment upon delivery. The Company intends to contract with others for the manufacturing of the equipment. General and administrative expenses and the costs of advertising are expensed as incurred.

     (e)  Concentrations
          --------------

          Financial instruments that potentially subject the company to concentrations of credit risk consist principally of temporary cash investments and cash equivalents and trade accounts receivables. At December 31, 2001, the Company had no amounts of cash or cash equivalents in U.S, financial institutions in excess of amounts insured by agencies of the U.S. Government. At December 31, 2000, approximately $200,000 of the cash was deposited in foreign bank accounts not covered by F.D.I.C. insurance. See note 3. At December 31, 2001 the Company had no trade receivables. Initial trade receivables are expected to be principally from customers in Italy. Since initial anticipated customers will be from one geographic location, a concentration of credit risk could exist due to potential changes in economic activity in that area. The Company does not require collateral for its trade accounts receivables.

     (f)  Cash Equivalents
          ----------------

          The Company considers all short-term investments in securities that mature in 90 days or less to be cash equivalents.

     (g)  Allowance for Doubtful Accounts
          -------------------------------

          Based on collection experience of the Company, no allowance for doubtful accounts has been provided. Historically the Company has never had any material amounts of uncollectible accounts.

     (h)  Use of Estimates in the Preparation of Financial Statements
          -----------------------------------------------------------

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

                     BEECHPORT CAPITAL CORP. AND SUBSIDIARY
                          (a Development-Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 2001

Note 1 - Summary of Significant Accounting Policies, Continued:

     (i)  Geographic Area of Operations

          The Company operates its business principally in Italy. The potential for severe financial impact can result from negative effects of economic conditions within the markets or geographic areas. Since the Company's business is principally in one area, this concentration of operations results in an associated risk and uncertainty.


Note 2 -  Basis of Presentation - Going Concern

          The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplates continuation of the Company as a going concern. However, the Company has a net capital deficiency that raises substantial doubt about the Company's ability to continue as a going concern. Management is attempting to raise additional capital.

          In view of these matters, continuing as a going concern is dependent upon the Company's ability to meet its financing requirements, raise additional capital, and the success of its future operations or completion of a successful business combination. Management believes that actions planned and presently being taken to raise additional capital provide the opportunity for the Company to continue as a going concern. See Note 2 (a) for Subsequent Event.


Note 3 - Common Stock

          The Articles of Incorporation of ITEC authorize of a maximum of 1,000 shares of no par value common stock. At December 31, 2001, 1,000 shares of common stock were issued and outstanding.

          On April 1, 2001, 1Itec entered into stock subscription agreements for the issuance of 1,000 shares at $1.00 per share.

          On July 3, 2001 the Company's Board of Directors approved the Company entering into loan/investment agreements with various Italian investors not to exceed $875,000. The Board also authorized the payment of a 10% commission on the funds raised by the loan/investment agreements. The term of the loans as agreed to by the Board would be three years. Interest would be payable monthly with the total principal due in three years. The investors would have the right to participate in future issuances of common stock on a pro rata basis, except that this provision shall not apply prior to a business combination transaction in which the common stock of Itec would become publicly traded, or if Itec consummates an initial public offering.

                     BEECHPORT CAPITAL CORP. AND SUBSIDIARY
                          (a Development-Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 2001

Note 3 - Common Stock, Continued

          On July 15, 2001, the Board also authorized the issuance of up to 15% of ITEC's common stock to the various Italian investors. In lieu of ITEC's entering into loan/investment agreements described above, a revised agreement between ITEC's President and the Italian investors was used which allowed participants in the Italian GPDP Program to make loans at a rate of $5,500 per share of ITEC common stock. Funds thus generated (approximately $443,500 at December 31, 2000 and $815,230 at December 31, 2001 are to be repaid when ITEC becomes a public company. Upon repayment of the advances, the investors would retain their stock ownership. To comply with various Italian regulations, ITEC's President personally issued shares of the Company's common stock to the Italian investors. The funds advanced from the investors were deposited in accounts in ITEC's President's name and the advances were to ITEC's President. Due to the substance of the transactions with the cash balances and advances payable recorded on the financial statements. ITEC's President has represented that the funds received are assets of ITEC and ITEC has assumed the related obligations.

          On May 4, 2001 the Company entered into a share exchange agreement with Itec to acquire all the issued and outstanding shares of common stock of Itec in exchange for 6,651,987 shares of the Company's common stock. This business combination resulted in the shareholders of ITEC owning approximately 66.5% of the issued and outstanding shares of the Company's common stock (10,000,000 shares were outstanding upon completion of the transaction), and the Company holding 100% of the issued and outstanding shares of ITEC's common stock.

          On May 28, 2001, the Company adopted the Beechport Capital Corp. 2001 Stock Plan, which covers the issuance of up to 1,000,000 shares of common stock, either directly or pursuant to options, to eligible employees, directors, officers, consultants and advisors of the Company. The purpose of the plan is to promote the best interest of the remuneration to selected eligible participants. On June 7, 2001, the Company filed a registration statement on Form S-8 (File No. 333-62520) to register the shares covered under the Plan.

          On July 15, 2000, the Board also authorized the issuance of up to 15% of the Company's common stock to the various Italian investors.

                     BEECHPORT CAPITAL CORP. AND SUBSIDIARY
                          (a Development-Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 2001

Note 3 - Common Stock, Continued

          In lieu of the Company entering into loan/investment agreements described above, a revised agreement between the Company's President and the Italian investors was used which allowed participants in the Italian GPDP Program to make loans at a rate of $5,500 per share of ITEC common stock. Funds thus generated (approximately $443,500) are to be repaid when ITEC becomes a public company. Upon repayment of the advances, the investors would retain their stock ownership. To comply with various Italian regulations, the Company's President personally issued shares of the Company's common stock to the Italian investors. The funds advanced from the investors were deposited in accounts in the Company's President's name and the advances were to the Company's President. Due to the substance of the transaction over its form, the transactions have been shown as ITEC transactions with cash balances and advances payable recorded on the Company's financial statements. ITEC's President has represented that the funds received are assets of ITEC and ITEC has assumed the related obligations.


Note 4 - Notes Payable

          The Company entered into an agreement with Glenwood Marketing Associates, Inc., (GMA) effective April 25, 2000 whereby GMA agreed to lend $1,100,000 to the Company. From the $1,100,000 loan the Company agreed to pay $200,000 of capital formation fees to GMA.

          The loan bears interest at 10% per annum payable in monthly interest only payments for the 36-month term of the loan. The Company agreed to amend its articles of incorporation so as to allow the issuance of a preemptive and preferential right to purchase shares pursuant to Board of Director approval. The Company agreed to promulgate a Board resolution to convey to GMA 20% of the Company's issued and outstanding common stock and further that Board shall vest GMA with preferential rights to acquire additional shares, at no cost to GMA, when additional shares are issued, so as to maintain GMA's stock ownership position at 20% of the issued and outstanding common stock.

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

                     BEECHPORT CAPITAL CORP. AND SUBSIDIARY
                          (a Development-Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 2001

Note 4 - Notes Payable, Continued

          According to the terms of the agreement, the Company will become publicly traded within twelve months of the loan agreement at which time all the officers and directors of the Company will agree to a two year lock up of their Company stock, GMA agreed to convert the debt to preferred stock upon ITEC becoming a public company. The preferred stock will contain provisions for redemption suitable to both parties.

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


Note 5 - Leases

          Effective November 1, 2001 the Company entered into a sub-lease agreement for office facilities in Ohio. The Company is no longer using this office facility. Under the terms of the sub-lease, the Company agreed to pay monthly sub-lease payments of approximately $2,300 for the first 22 months and approximately $2,430 per month for the remaining 24 months of the sub-lease term.

          Effective April 2001 the Company entered into a lease agreement for office facilities in California. Under terms of the lease, the Company agreed to pay monthly lease payments of $900 for 36 months.

          Future minimum rentals under this operating sub-lease are as follows:

                    Year Ending December 31,


                            2002                       $     10,800
                            2003                             10,800
                            2004                              3,600
                                                       ------------
                            Total                      $     25,200
                                                       ============

                     BEECHPORT CAPITAL CORP. AND SUBSIDIARY
                          (a Development-Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 2001

Note 6 - Technology License

          Effective June 30, 2000, the Company entered into a five-year patent license agreement with Honeywell International, Inc. (Honeywell) whereby the Company obtained a non-exclusive, nontransferable worldwide license to practice the methods and to make, use, and sell, the products and/or covered by the proprietary rights limited to the field of use of separating and recovering motor oil from high density polyethylene plastic. Under the terms of the agreement the Company agreed to pay a $50,000 non-refundable initial license fee and an additional minimum annual royalty commencing upon delivery of the first equipment to an ITEC customer, of the greater of $50,000 or 5% of the gross sales of all products sold and services sold in the United States and 3% of the products or services sold in countries other than the United States. The initial license fee of $50,000 is not creditable toward the minimum annual royalty and was payable in three equal installments. The first was due upon the execution of the contract, the second on December 1, 2001 and the third on April 1, 2001. At December 31, 2001 $33,333 was accrued as a liability. On April 25, 2001, Honeywell revised the payment schedule to reflect the updated delivery schedule so that the previous December 1, 2001 payment is now due May 30, 2001 and the final payment due September 30, 2001. As of June 31, 2001, the $16,667 paid and the additional $33,333 accrued have been accounted for as prepaid expenses based upon the revised agreement whereby these amounts apply only upon shipment of the first equipment systems. The amounts are not refundable and will be expensed upon shipment.

          This  agreement  shall  automatically  renew for  additional  one-year periods after the end of the initial five-year term unless written notice is given by either party of its intent to terminate the agreement. Honeywell may terminate this agreement in the event of bankruptcy or insolvency of the Company, an assignment for the benefit of creditors of the Company, the nationalization of the industry which encompasses any products or services, any suspension of payments under the terms of the agreement by government regulation, the Company's failure to commence manufacture of the agreement, a substantial change in ownership of the Company (whether resulting from merger, acquisition, consolidation or otherwise), another company or person acquiring control of the Company, or the existence of a state of war between the United States and any country where the Company has a license to manufacture products of services. In addition, if either party to the agreement defaults for any reason in any of the obligations under the terms of the agreement, the other party will have the right to terminate the agreement by giving at least 60 days written notice.

                     BEECHPORT CAPITAL CORP. AND SUBSIDIARY
                          (a Development-Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 2001

Note 6 -  Technology License, Continued

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

          The $50,000 license fee is recorded as a prepaid expense and will be recorded as an intangible asset when production begins. The intangible asset cost is being amortized over the five-year initial term of the license agreement on a straight-line basis. Management's policy with respect to long-lived assets, including intangible assets, is to periodically review the carrying amounts, at least annually, to determine if there is any impairment in the carrying value. As of December 31, 2001, management believes that there is no impairment in the carrying value of any of its long-lived assets.

          The Company also agreed to pay Honeywell a $26,000 fee for engineering services and consultation related to the development of the technology. As of December 31, 2001 $13,000 had been paid with the remainder to be billed when services are performed.


Note 7 -  Exclusive Supply Contract

          On August 30, 2000 the Company entered into an exclusive five-year supply contract with Fedegari Autoclavi S.P.A. (Fedegari), an Italian equipment manufacturer. Under the terms of the agreement, the Company and Fedegari agreed that Fedegari would be the exclusive supplier of the equipment used to implement the technology licensed from Honeywell and that the Company would be the exclusive buyer of this equipment supplied by Fedegari. The Company agreed to pay Fedegari a $50,000 design fee, of which $25,000 was paid as of December 31, 2000 with the remaining $25,000 payable upon completion of the prototype. In addition, the Company has agreed to pay Fedegari $150,000 for the initial prototype model of the equipment. As of December 31, 2001, the prototype had not been completed but the company has advanced $60,000 of the $150,000. Therefore, no liability has been provided for in the accompanying financial statements. A material commitment exists with respect to this matter.

                     BEECHPORT CAPITAL CORP. AND SUBSIDIARY
                          (a Development-Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 2001

Note 7 -  Exclusive Supply Contract, Continued

          Future prices of the equipment, according to the terms of the contract, shall be agreed upon by the parties each year during the delivery schedule preparation process, with all future increases or decreases mutually agreed upon based upon market factors, such as equipment and material costs, competition and related matters. The exclusive provisions are subject to various performance requirements. According to contract, the five-year term will be subsequently renewed for successive periods as mutually agreed by the parties, unless a request of termination is sent by one party to the other not less than twelve months prior to the current expiration date. If the Company terminates the contract without twelve months prior notice and it decides not to continue marketing the technology system, the Company agreed to allow Fedegari the right to take over the rights to manufacture and sell the system independently.

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


Note 8 -  Receivable Related Party

          On July 5, 2001 the Company's Board of Directors approved and authorized the Company to make a loan of $250,000 to the Company's President. The loan, according to the minutes of the Board meeting, is interest only for ten years with the total principal due at the end of ten years. Interest has been waived in the year ended December 31, 2000 by the board of directors. As of December 31, 2000, $168,815 was advanced on the loan and on December 31, 2001, $236,973. On April 5, 2001 the company advanced Intermode (an Italian Co.) $36,951 in connection with product development.


Note 9 -  Litigation

          ITEC has received notice of intended legal action for collection of a disputed amount billed by Arrowchase, Inc. to ITEC for services in the amount of $9,334. This amount has been accrued as a liability in the Company financial statements as of December 31, 2001.

                     BEECHPORT CAPITAL CORP. AND SUBSIDIARY
                          (a Development-Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 2001

Note 10 - Agreement

          The Company has entered into an agreement with Cesmet Laboratories SRL, an Italian company for a cooperative effort in development of the General Plastic Development Program (GPDP) and the oversight of ITEC's Italian operations. The fees for this agreement are on a time and expense basis billed monthly.


Note 11 - Subsidiary

          On April 11, 2001, ITEC formed a wholly owned subsidiary and incorporated it as a Delaware corporation known as EC02 Environmental Systems. The only activity to date was the registration of a trademark for EC02.


Note 12 - Subsequent Event

          Recent Sales of Unregistered Securities
          ---------------------------------------

          Pursuant to a Regulation S Stock Purchase Agreement dated as of December 20, 2001 (the "Agreement", between the Company and Starz Investments Limited, a Belize International Business Company ("Starz"), the Company agreed to sell and Starz agreed to use its best efforts to purchase up to 5,000,000 shares of the Company's common stock, at a purchase price equal to 35% of the bid price of the Company's shares as quoted on the OTC Bulletin Board for the five consecutive trading days immediately preceding the date of purchase order was received by the Company. As of March 15, 2002 an aggregate of 2,995,708 shares had been purchased under the Agreement by foreign designees of Starz and the Company received net proceeds of $749,900 or $0.25 per share. Under the terms of the Agreement, Starz has the right to require the Company to include the shares in any registration statement under the Act filed by the Company after a period of one year from the date of purchase of such shares. All costs in connection with such registration are to be paid by the Company. The Company claims the exemption from registration afforded by Regulation S under the Act in that all sales of the shares were made in "off-shore transactions" to persons who are not U.S. persons, no "directed selling efforts" were engaged in by either the Company or Starz and the Starz made other representations and entered into agreements consistent with the provisions of Regulation S.