Form 10KSB/A
period 2001-12-31
BEECHPORT CAPITAL CORP
filed 2002-05-06
CIK 855372

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                 AMENDMENT NO. 1

                                       TO

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

         3.   Going Concern

         Henry Schiffer, CPA, An Accountancy Corporation, in his independent auditor's report, has expressed "substantial doubt" as to the Company's ability to continue as a going concern based on significant operating losses that the Company has incurred. The Company's consolidated financial statements do not include any adjustments that might result from the outcome of that uncertainty. The going concern qualification is also described in note 2 of the notes to the consolidated financial statements.

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

         As of December 31, 2001 the Company had no revenue, a stockholders deficit of $2,499,960, an accumulated deficit of $3,803,028, and a working capital deficit of $537,379.

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

         As of February 5, 2002 Schumacher & Associates, Inc. Certified Public Accountants, ("Schumacher") ceased to be the independent auditors for the

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

         On February 5, 2002 the Company engaged Henry Schiffer, C.P.A., Accounting Corporation ("Schiffer") to audit the financial statements of the Company for the year ended December 31, 2001. At no time prior thereto had the Company consulted Schiffer regarding any accounting matters.


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

         10.2     Regulation S Stock Purchase Agreement dated December 20,
                  2001 *

         23.2     Consent of Henry Schiffer, CPA  (filed herewith)

          * Previously filed

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

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this Report as amended to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            BEECHPORT CAPITAL CORP.
                                            (Registrant)
Amendment No. 1
Dated: May 2, 2002                          By: /s/ Gary M. De Laurentiis
                                                -------------------------
                                                By: Gary M. De Laurentiis
                                                    President


     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report as amended has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

         Signature               Title                         Date

/s/ Gary M. De Laurentiis        President, Treasurer      May 2, 2002
-------------------------         (Principal Financial
Gary M. De Laurentiis             and Accounting Officer)
                                  and Director


/s/ Andrea G. Videtta            Director                  May 2, 2002
-------------------------
Andrea G. Videtta


/s/ Lisa Ann Marie Fitzpatrick   Director                  May 2, 2002
------------------------------
Lisa Ann Marie Fitzpatrick

                     BEECHPORT CAPITAL CORP. AND SUBSIDIARY
        -----------------------------------------------------------------
                          (a Development-Stage Company)


                              FINANCIAL STATEMENTS

                      DECEMBER 31, 2001 & DECEMBER 31, 2000



                                                                        Page
                                                                        ----
  Accountant's Report (Henry Schiffer, CPA)                             F-2a
  Accountant's Report (Schumacher & Associates, Inc.)                   F-2b
  Accountant's Report (Schumacher & Associates, Inc.)                   F-2c

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

         Statements of Stockholders' Equity                             F-6

         Statements of Cash Flows                                       F-7

         Notes to Consolidated Financial Statements                     F-8

                REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANT






To The Board of Directors and Stockholders
Beechport Capital Corp. and Subsidiary


I have audited the accompanying consolidated balance sheet of Beechport Capital Corp. and Subsidiary (a Development-Stage Company) at December 31, 2001 and the related consolidated statements of operations, stockholders' equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audit. I did not audit the financial statements of Beechport Capital Corp. and Subsidiary (a Development-Stage Company) at December 31, 2000. Those statements were audited by another auditor whose report has been furnished to me and who has consented to its use.

I conducted my audit in accordance with generally accepted auditing standards. Those standards require that that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe my audit provides a reasonable basis for my opinion.

In my opinion, the financial statements referred to above present fairly, in all material aspects, the financial position of Beechport Capital Corp. and Subsidiary at the date listed above, and the results of its operations, stockholders' equity and cash flows for the year then ended, in conformity with generally accepted accounting principles.



/s/ Henry Schiffer, C.P.A.
--------------------------
Henry Schiffer, C. P. A.
Beverly Hills, California
April 19, 2002



                                      F-2a

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


The Board of Directors
Beechport Capital Corp.
(A Development Stage Company)

We have audited the accompanying balance sheet of Beechport Capital Corp. (A Development Stage Company) and the related statements of operations, stockholders' (deficit) and cash flows for the year ended December 31, 2000. These financial statements are the responsibility of the company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United State of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements, referred to above, present fairly, in all material respects, the financial position of Beechport Capital Corp. (A Development Stage Company) and the results of its operations, changes in its stockholders' (deficit) and its cash flows for the year ended December 31, 2000, in conformity with accounting principles generally accepted in the United States of America.

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



/s/ Schumacher & Associates, Inc.
---------------------------------
Schumacher & Associates, Inc.
Certified Public Accountants
2525 Fifteenth Street, Suite 3H
Denver, Colorado 80211

March 15, 2001


                                      F-2b

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


The Board of Directors
ITEC International Technologies, Inc.
(A Development Stage Company)

We have audited the accompanying balance sheet of ITEC International Technologies, Inc. (A Development Stage Company) as December 31, 2000, and the related statements of operations, stockholders' (deficit) and cash flows from March 28, 2000 (date of inception) through December 31, 2000. These financial statements are the responsibility of the company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements, referred to above, present fairly, in all material respects, the financial position of ITEC International Technologies, Inc. (A Development Stage Company) and the results of its operations, changes in its stockholders' (deficit) and its cash flows for the period from March 28, 2000 (date of inception) through December 31, 2000, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has a net capital deficiency that raises substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that may result from the outcome of this uncertainty.


/s/ Schumacher & Associates, Inc.
---------------------------------
Schumacher & Associates, Inc.
Certified Public Accountants
2525 Fifteenth Street, Suite 3H
Denver, CO 80211

April 3, 2001


                                      F-2c

                     BEECHPORT CAPITAL CORP. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS


                                                      DECEMBER 31,        DECEMBER 31,
                                                         2001                 2000
                                                    ---------------      --------------
                              Assets
  Current Assets
      Cash and cash equivalents                     $        4,253       $     284,077
      Accounts Receivable                                   36,951              65,505
      Note Receivable, officer net of allowance for
        Doubtful accounts of $168,815                       68,158                   -
                                                    ---------------      --------------
                Total current assets                       109,362             349,582
                                                    ---------------      --------------
  Fixed Assets
      Furniture and equipment net of
      Depreciation of $3,321                                11,959                    -
                                                    ---------------      --------------
                Total fixed assets                          11,959                    -
                                                    ---------------      --------------
  Other Assets
      License Fee                                           63,000              33,333

      Other-(Misc.)                                          7,565              15,000
                                                    ---------------      --------------
                Total other assets                          70,565              48,333
                                                    ---------------      --------------

                Total Assets                        $      191,886       $     397,915
                                                    ===============      ==============










See accompanying notes to financial statements

                     BEECHPORT CAPITAL CORP. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS, Continued


                                                      DECEMBER 31,        DECEMBER 31,
                                                         2001                 2000
                                                    ---------------      --------------

                      Liabilities & Stockholders' (Deficit)
  Current Liabilities
      Accounts Payable                              $      524,120       $     443,476
      Accrued Liabilities                                  122,621              58,073
                                                    ---------------      --------------
                Total Current Liabilities                  646,741             501,549
                                                    ---------------      --------------
  Other Liabilities
      Note Payable G M A                                 1,100,000           1,100,000
      Note Payable-Italian Investors                       815,230                   -
      Deferred Revenue                                     129,875                   -
      Other                                                      -               5,027
                                                    ---------------      --------------
                Total Other Liabilities                  2,045,105           1,105,027
                                                    ---------------      --------------

                Total Liabilities                        2,691,846           1,606,576
                                                    ---------------      --------------

  Stockholders' (Deficit)
      Preferred Stock, no par value,                             -                   -
        10,000,000 shares authorized
        none issued and outstanding
      Common Stock, no par value
        750,000,000 shares authorized,
        6,651,987 shares issued and outstanding
        at 12/31/00, 12,092,000 shares issued
        and outstanding at 12/31/01                        212,608               1,000
      Paid In Capital Reg S Offering                     1,090,460                   -
      (Deficit) accumulated during
         Development stage                              (3,803,028)         (1,209,661)
                                                    ---------------      --------------

                Total Stockholders' Deficit             (2,499,960)         (1,208,661)
                                                    ---------------      --------------

                Total Liabilities & Stockholders'
                  Deficit                           $     191,886        $     397,915
                                                    ===============      ==============


See accompanying notes to financial statements

                     BEECHPORT CAPITAL CORP. AND SUBSIDIARY
                        CONSOLIDATED STATEMENTS OF INCOME
                            AND COMPREHENSIVE INCOME



                                                    12 Months Ended
                                          ----------------------------------
                                           December 31,         December 31,
                                               2001                 2000
                                          --------------       --------------

Revenues                                  $           -        $           -
Interest Income                                   1,322                    -
                                          --------------       --------------

        Total Income                              1,322                    -
                                          --------------       --------------
Operating Expenses
    Consulting Fees                           1,416,704              120,000
    Payroll                                     268,867              281,648
    Italian Expenses                            192,387                    -
    Professional Fees                            98,859               61,917
    Research and Development                     60,000               39,000
    Travel                                       77,494                    -
    Engineering                                  53,569              220,560
    Telephone                                    31,816                    -
    Insurance                                    27,451                    -
    Rent                                         21,939               10,153
    Other-(Misc.)                                60,379               68,016
    Interest Expense                             74,982               39,552
    Debt Placement Cost                               -              200,000
    Currency Conversion Net Loss                  5,954                    -
    Allowance for doubtful account                    -              168,815
                                          --------------       --------------

        Total Operating Expenses              2,390,401            1,209,661
                                          --------------       --------------


         Total Net Income (Loss)          $  (2,389,079)       $  (1,209,661)
                                          ==============       ==============




See accompanying notes to financial statements

                     BEECHPORT CAPITAL CORP. AND SUBSIDIARY
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                     FOR THE PERIOD ENDED DECEMBER 31, 2001


                                           Common Stock            Additional
                                       ------------------------     Paid-In     Accumulated
                                         Shares        Amount       Capital       Deficit        Total
                                       ----------     --------     ----------   -----------    -----------
 Balance at March 28, 2000              6,651,987     $      -    $             $              $         -
                                            1,000        1,000                                       1,000
                                           (1,000)                                                       -

 Net loss for the period ended
     December 31, 2000                                                           (1,209,661)    (1,209,661)
                                       ----------     --------    ----------    -----------    -----------

 Balance at December 31, 2000           6,651,987        1,000             -     (1,209,661)    (1,208,661)

 Reorganization  and                    3,348,013      190,688        13,600     (  245,520)    (   41,232)
    Recapitalization                                                                 41,232         41,232

 Common stock issued for services
     July, 2001                         1,992,000       19,920     1,051,220                     1,071,140
 Common stock issued for services
     September, 2001                      100,000        1,000        25,640                        26,640
 Net loss for the period ended
     December 31, 2001                                                           (2,389,079)    (2,389,079)

                                       ----------     --------    ----------    -----------    -----------
 Balance at December 31, 2001          12,092,000     $212,608    $1,090,460    $(3,803,028)   $(2,499,960)
                                       ==========     ========    ==========    ===========    ============












See accompanying notes to financial statements

                      BEECHPORT CAPITAL CORP. AND SUBSIDIARY
                             STATEMENTS OF CASH FLOWS


                                                         12 Months Ended
                                                  -----------------------------
                                                  December 31,    December 31,
                                                      2001            2000
                                                  ------------    -------------

Cash Flows From Operating Activities
    Net Income (Loss)                             $ (2,389,079)   $  (1,209,661)
        Adjustments to reconcile net income                  -          231,915
        (loss) to net cash (used in)
        provided by operating activities:
        (Increase) in other assets                   1,161,423         (113,838)
                                                  ------------    -------------

    Net cash (used in) provided by operating
       activities                                   (1,227,656)      (1,091,584)
                                                  ------------    -------------

Cash Flows From Investing Activities
    Net cash used in investing activities              (48,761)               -
                                                  ------------    -------------

Cash Flows From Financing Activities

        Issuance of common stock                                          1,000
        Proceeds from note payable                                    1,374,661
        Capital raised                               2,197,780                -
        Note payable GMA                            (1,100,000)               -
                                                 --------------   --------------

    Net cash (used in) provided by financing
       activities                                    1,097,780        1,375,661
                                                  ------------    -------------

    Net increase in cash                                     -          284,077

    Net decrease in cash                              (279,824)               -

    Cash, beginning of period                          284,077                -
                                                  ------------    -------------

    Cash, end of period                           $      4,253    $     284,077
                                                  ============    =============

    Interest paid                                 $          -    $      39,552
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

     (g)  Allowance for Doubtful Accounts
          -------------------------------

          Based on collection experience of the Company, no allowance for doubtful accounts has been provided. Historically the Company has never had any material amounts of uncollectible accounts. Provision for the year 2000 is for a receivable from an officer stockholder without adequate collateral.

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


Note 2 -  Basis of Presentation - Going Concern

          The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplates continuation of the Company as a going concern. However, the Company has suffered recurring losses from operations and has a net capital deficiency that raises substantial doubt about the Company's ability to continue as a going concern. Management is attempting to raise additional capital.

          In view of these matters, continuing as a going concern is dependent upon the Company's ability to meet its financing requirements, raise additional capital, and the success of its future operations or completion of a successful business combination. Management believes that actions planned and presently being taken to raise additional capital provide the opportunity for the Company to continue as a going concern. See Note 12 for Subsequent Event.


Note 3 - Common Stock

          The Articles of Incorporation of ITEC authorize of a maximum of 1,000 shares of no par value common stock. At December 31, 2001, 1,000 shares of common stock were issued and outstanding.

          On April 1, 2001, Itec entered into stock subscription agreements for the issuance of 1,000 shares at $1.00 per share.

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

          In June and September of 2001 the Board authorized the issuance of up to 2,100,000 shares under S-8 filings for services performed for the Company. 1,992,000 shares were issued in early July. The Company's stock was trading in the range of $0.50 to $0.90 with a five-day average of $0.72 pr share. The discount allowed was set at 25% resulting in a valuation of $0.54 per share. One hundred thousand shares were issued in late September. The Company's stock was trading in the range of $0.28 to $0.43 with a five-day average of $0.36 pr share. The discount allowed was set at 25% resulting in a valuation of $0.27 per share.

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