Form 10QSB
period 2002-03-31
BEECHPORT CAPITAL CORP
filed 2002-05-16
CIK 855372

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-QSB

(Mark One)

       [X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
            SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended  March 31, 2002
                                                --------------

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

                       132 South Third Avenue, Oakdale, CA
                     --------------------------------------
                    (Address of principal executive offices)

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


APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of March 31, 2002, the issuer had 14,988,137 shares of common stock, no par value, outstanding.

Transitional Small Business Disclosure Format (Check one):  Yes [ ]   No [X]

                                   INDEX


PART I - FINANCIAL INFORMATION                                    Page

Item 1.  Consolidated Financial Statements (Unaudited)

  Consolidated Balance Sheets                                     3-4

  Consolidated Statements of Income and Comprehensive Income       5

  Consolidated Statements of Changes in Stockholders' Equity       6

  Consolidated Statements of Cash Flows                            7

  Notes to Consolidated Financial Statements                       8

Item 2.  Management's Discussion and Analysis of Financial
              Condition and Results of Operations                 18

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings                                        20

Item 2.  Changes in Securities                                    20

Item 3.  Defaults upon Senior Securities                          20

Item 4.  Submission of Matters to a Vote of Security Holders      20

Item 5.  Other Information                                        20

Item 6.  Exhibits and Reports on Form 8-K                         20


SIGNATURES                                                        21

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements


                     BEECHPORT CAPITAL CORP. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEET
                                   (Unaudited)

                                                      March 31,       December 31,
                                                        2002             2001
                                                     ------------     -------------
                                     Assets
Current Assets
              Cash and cash equivalents              $   308,037      $     4,253
              Accounts Receivable                        105,109           36,951
              Other                                        6,466           68,158
                                                     ------------     -------------
                          Total current assets           419,612          109,362
Fixed Assets
              Furniture and equipment net of              17,881           11,959
                  Depreciation of $3,321
              Equipment Recycling                         66,918                -
                                                     ------------     -------------
               Total fixed assets                         84,799           11,959
Other Assets
              License Fee                                 63,000           63,000
              Note Receivable-President                        -                -
              Other-(Misc.)                                1,000            7,565
                                                     ------------     -------------
               Total other assets                         64,000           70,565

               Total Assets                          $   568,412      $   191,886
                                                     ============     =============





The accompanying notes are an integral part of the financial statements.

                     BEECHPORT CAPITAL CORP. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEET, Continued
                                   (Unaudited)


                                                      March 31,       December 31,
                                                        2002             2001
                                                     ------------     -------------

                     Liabilities & Stockholders' (Deficit)
Current Liabilities
              Accounts Payable                       $   488,051      $   524,120
              Accrued Liabilities                        168,511          122,621
              Payroll Liabilities                         25,445                -
                                                     ------------     -------------
               Total Current Liabilities                 682,007          646,741

Other Liabilities
              Note Payable G M A                       1,100,000        1,100,000
              Notes Payable                              815,230          815,230
              Deferred Revenue                           129,875          129,875
                                                     ------------     -------------
               Total Other Liabilities                 2,045,105        2,045,105
                                                     ------------     -------------

               Total Liabilities                       2,727,111        2,691,846
                                                     ------------     -------------

Stockholders' (Deficit)
     Preferred Stock, no par value,                            -              -
       10,000,000 shares authorized
       none issued and outstanding
     Common Stock, no par value                          212,608          212,608
     750,000,000 shares authorized
     14,988,137 shares issued and
       outstanding at 3/31/02
     Paid In Capital Reg S Offering                    1,838,768        1,090,460
     (Deficit) accumulated during
     Development stage                                (4,210,076)      (3,803,028)
                                                     ------------     -------------

               Total Stockholders' Deficit            (2,158,699)      (2,499,960)
                                                     ------------     -------------
               Total Liabilities & Stockholders'
               Deficit                               $   568,412      $   191,886
                                                    =============     =============


The accompanying notes are an integral part of the financial statements.

                     BEECHPORT CAPITAL CORP. AND SUBSIDIARY
                        CONSOLIDATED STATEMENTS OF INCOME
                            AND COMPREHENSIVE INCOME
                                   (Unaudited)

                                                     Three Months Ended
                                             --------------------------------
                                             March 31, 2002     March 31, 2001
                                             --------------     --------------

      REVENUES                               $         -         $        -

                                             -----------         ----------
                  Total Income                         -                  -

      Operating Expenses
       Consulting Fees                            51,166                  -
       Payroll                                   121,857                  -
       Italian Expenses                           26,274                  -
       Professional Fees                          42,061             11,317
       Research and Development                    1,000                  -
       Travel                                     25,667                  -
       Engineering                                 2,175                  -
       Freight & Delivery                          5,683                  -
       Public Relations                           17,933                  -
       Stock Commissions                          74,855                  -
       Telephone                                   7,152                  -
       Insurance                                     216                  -
       Rent                                        2,700                  -
       Other- (Misc.)                             18,896                929
       Interest Expense                            9,413              1,007
                                             -----------         ----------

      Total Operating Expenses                   407,048            (14,253)
                                             -----------         ----------

      Total Net Income  (Loss)               $  (407,048)        $  (14,253)
                                             ===========         ==========





The accompanying notes are an integral part of the financial statements.

                     BEECHPORT CAPITAL CORP. AND SUBSIDIARY
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                     FOR THE PERIOD ENDED MARCH 31, 2002


                                           Common Stock            Additional
                                       ------------------------     Paid-In     Accumulated
                                         Shares        Amount       Capital       Deficit        Total
                                       ----------     --------     ----------   -----------    -----------
 Balance at March 28, 2000              6,651,987     $      -    $             $              $         -
                                            1,000        1,000                                       1,000
                                           (1,000)                                                       -

 Net loss for the period ended
     December 31, 2000                                                           (1,209,661)    (1,209,661)
                                       ----------     --------    ----------    -----------    -----------

 Balance at December 31, 2000           6,651,987        1,000             -     (1,209,661)    (1,208,661)

 Reorganization  and                    3,348,013      190,688        13,600     (  245,520)    (   41,232)
    Recapitalization                                                                 41,232         41,232

 Common stock issued for services
     July, 2001                         1,992,000       19,920     1,051,220                     1,071,140
 Common stock issued for services
     September, 2001                      100,000        1,000        25,640                        26,640
 Net loss for the period ended
     December 31, 2001                                                           (2,389,079)    (2,389,079)

                                       ----------     --------    ----------    -----------    -----------

 Balance at December 31, 2001          12,092,000      212,608     1,090,460     (3,803,028)    (2,499,960)

 Common stock issued for cash           2,896,137            -       748,308                       748,308
 Net loss for the period ended
     March 31, 2002 (Unaudited)                                                    (407,048)      (407,048)
                                       ----------     --------    ----------    -----------    -----------

 Balance March 31, 2002 (Unaudited)    14,988.137     $212,608    $1,838,768    $(4,210,076    $(2,158,699)
                                       ==========     ========    ==========    ===========    ============




The accompanying notes are an integral part of the financial statements.


                     BEECHPORT CAPITAL CORP. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                                               Three Months Ended
                                                        ---------------------------------
                                                        March 31, 2002     March 31, 2001
                                                        --------------     --------------
OPERATING ACTIVITIES
      Net Income (loss)                                 $    (407,048)     $    (14,253)
      Adjustments to reconcile Net Income
      to net cash provided by operations:
         Deposits                                                (640)
         Employee Advance                                       3,000
         Inventory Asset                                       (1,261)
         Accounts Payable                                      32,089             1,744
         Accrued Liabilities                                  (16,474)
         Accrued Payroll                                       (5,964)
         Direct Deposit Liabilites                              5,074
         Payroll Liabilities                                   20,540
                                                        --------------     --------------

Net Cash provided by (used in) Operating Activities          (370,684)          (12,509)
                                                        --------------     --------------

INVESTING ACTIVITIES
      Computers & Printers                                     (5,915)
      Computers & Printers: Accumulated Depreciation            1,446
      Equipment Recycling                                     (66,918)
      Office Furniture: Accumulated Depreciation                  144
      Office Machines                                          (2,107)
      Office Machines: Accumulated Depreciation                   510
      Investments                                              (1,000)
                                                        --------------     --------------

Net Cash provided by (used in) Investing Activities           (73,840)                -
                                                        --------------     --------------
FINANCING ACTIVITIES
      Paid in Capital                                         748,308
                                                        --------------     --------------

Net Cash provided by Financing Activities                     748,308                 -
                                                        --------------     --------------

Net Cash increase for period                                  303,784           (12,509)

Cash at beginning of period                                     4,253            12,509

Cash at end of period                                   $     308,037      $          -
                                                        ==============     ==============



The accompanying notes are an integral part of the financial statements.

                     BEECHPORT CAPITAL CORP. AND SUBSIDIARY
                          (A Development-Stage Company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2002

NOTE 1 - DESCRIPTION OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

     (a)  General
          -------

          Beechport Capital Corp. (the "Company") was organized as a Colorado corporation on January 24, 1989, in order to evaluate, structure and complete a merger with or acquisition of, prospects consisting of private companies, partnerships or sole proprietorships.

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

     (b)  Basis of Presentation
          ---------------------

          The accompanying unaudited interim financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information. Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States for complete financial statements. The accompanying financial statements reflect all adjustments (consisting of normal recurring accruals), which are, in the opinion of management, considered necessary for a fair presentation of the results for the interim periods presented. Operating results for the quarter ended March 31, 2002 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2002. These financial statements should be read in conjunction with the audited financial statements included in the Company's amended Annual Report on Form 10-KSB/A for the year ended December 31, 2001.

                     BEECHPORT CAPITAL CORP. AND SUBSIDIARY
                          (A Development-Stage Company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2002

NOTE 1 - DESCRIPTION OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES, Continued

     (c)  Per Share Information
          ---------------------

          Per share information is determined using the weighted average number of shares outstanding.

     (d)  Furniture and Equipment
          -----------------------

          Furniture and equipment will be carried at cost, net of accumulated depreciation. Depreciation will be computed using straight-line methods over estimated useful lives of the assets ranging from five to seven years.

     (e)  Revenue and Expense Recognition
          -------------------------------

          As of March 31, 2002, the Company had no earned revenue. The Company intends to recognize revenues from sales of equipment upon delivery. The Company intends to contract with others for the manufacturing of the equipment. General and administrative expenses and the costs of advertising are expensed as incurred.

     (f)  Concentrations
          --------------

          Financial instruments that potentially subject the company to concentrations of credit risk consist principally of temporary cash investments and cash equivalents and trade accounts receivables. At March 31, 2002, the Company had no amounts of cash or cash equivalents in U.S, financial institutions in excess of amounts insured by agencies of the U.S. Government. At March 31, 2002 the Company had no trade receivables. Initial trade receivables are expected to be principally from customers in Italy. Since initial anticipated customers will be from one geographic location, a concentration of credit risk could exist due to potential changes in economic activity in that area. The Company does not require collateral for its trade accounts receivables.

     (g)  Cash Equivalents
          ----------------

          The Company considers all short-term investments in securities that mature in 90 days or less to be cash equivalents.

                     BEECHPORT CAPITAL CORP. AND SUBSIDIARY
                          (a Development-Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                                MARCH 31, 2002

NOTE 1 - DESCRIPTION OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES, Continued

     (h)  Allowance for Doubtful Accounts
          -------------------------------

          Based on collection experience of the Company, no allowance for doubtful accounts has been provided. Historically the Company has never had any material amounts of uncollectible accounts. Provision for doubtful account at March 31, 2002 is for a receivable from an officer stockholder without adequate collateral.

     (i)  Use of Estimates in the Preparation of Financial Statements
          -----------------------------------------------------------

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

     (j)  Geographic Area of Operations
          -----------------------------

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

                     BEECHPORT CAPITAL CORP. AND SUBSIDIARY
                          (a Development-Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                                MARCH 31, 2002

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

          On July 15, 2001, the Board also authorized the issuance of up to 15% of ITEC's common stock to the various Italian investors. In lieu of ITEC's entering into loan/investment agreements described above, a revised agreement between ITEC's President and the Italian investors was used which allowed participants in the Italian GPDP Program to make loans at a rate of $5,500 per share of ITEC common stock. Funds thus generated (approximately $815,230 at March 31, 2002) are to be repaid when ITEC becomes a public company. Upon repayment of the advances, the investors would retain their stock ownership. To comply with various Italian regulations, ITEC's President personally issued shares of the Company's common stock to the Italian investors. The funds advanced from the investors were deposited in accounts in ITEC's President's name and the advances were to ITEC's President. Due to the substance of the transactions with the cash balances and advances payable recorded on the financial statements. ITEC's President has represented that the funds received are assets of ITEC and ITEC has assumed the related obligations.

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

                     BEECHPORT CAPITAL CORP. AND SUBSIDIARY
                          (a Development-Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                                MARCH 31, 2002

Note 3 - Common Stock, Continued

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

                     BEECHPORT CAPITAL CORP. AND SUBSIDIARY
                          (a Development-Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                                MARCH 31, 2002

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

                     BEECHPORT CAPITAL CORP. AND SUBSIDIARY
                          (a Development-Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                                MARCH 31, 2002

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

          Future minimum rentals under this operating sub-lease are as follows:

                   Year Ending December 31,
                            2002                       $      8,100
                            2003                             10,800
                            2004                              3,600
                                                       ------------
                            Total                      $     22,500
                                                       ============

Note 6 - Technology License

          Effective June 30, 2000, the Company entered into a five-year patent license agreement with Honeywell International, Inc. (Honeywell) whereby the Company obtained a non-exclusive, nontransferable worldwide license to practice the methods and to make, use, and sell, the products and/or covered by the proprietary rights limited to the field of use of separating and recovering motor oil from high density polyethylene plastic. Under the terms of the agreement the Company agreed to pay a $50,000 non-refundable initial license fee and an additional minimum annual royalty commencing upon delivery of the first equipment to an ITEC customer, of the greater of $50,000 or 5% of the gross sales of all products sold and services sold in the United States and 3% of the products or services sold in countries other than the United States. The initial license fee of $50,000 is not creditable toward the minimum annual royalty and was payable in three equal installments. The first was due upon the execution of the contract, the second on December 1, 2001 and the third on April 1, 2001. At March 31, 2002, $33,333 was accrued as a liability. On April 25, 2001, Honeywell revised the payment schedule to reflect the updated delivery schedule so that the previous December 1, 2001 payment is now due May 30, 2001 and the final payment due September 30, 2001. As of March 31, 2002, the $16,667 paid and the additional $33,333 accrued have been accounted for as prepaid expenses based upon the revised agreement whereby these amounts apply only upon shipment of the first equipment systems. The amounts are not refundable and will be expensed upon shipment.

                     BEECHPORT CAPITAL CORP. AND SUBSIDIARY
                          (a Development-Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                                MARCH 31, 2002

Note 6 -  Technology License, Continued

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

          The $50,000 license fee is recorded as a prepaid expense and will be recorded as an intangible asset when production begins. The intangible asset cost is being amortized over the five-year initial term of the license agreement on a straight-line basis. Management's policy with respect to long-lived assets, including intangible assets, is to periodically review the carrying amounts, at least annually, to determine if there is any impairment in the carrying value. As of March 31, 2002, management believes that there is no impairment in the carrying value of any of its long-lived assets.

          The Company also agreed to pay Honeywell a $26,000 fee for engineering services and consultation related to the development of the technology. As of March 31, 2002 $13,000 had been paid with the remainder to be billed when services are performed.

                     BEECHPORT CAPITAL CORP. AND SUBSIDIARY
                          (a Development-Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                                MARCH 31, 2002

Note 7 -  Exclusive Supply Contract

          On August 30, 2000 the Company entered into an exclusive five-year supply contract with Fedegari Autoclavi S.P.A. (Fedegari), an Italian equipment manufacturer. Under the terms of the agreement, the Company and Fedegari agreed that Fedegari would be the exclusive supplier of the equipment used to implement the technology licensed from Honeywell and that the Company would be the exclusive buyer of this equipment supplied by Fedegari. The Company agreed to pay Fedegari a $50,000 design fee, of which $25,000 was paid as of December 31, 2000 with the remaining $25,000 payable upon completion of the prototype. In addition, the Company has agreed to pay Fedegari $150,000 for the initial prototype model of the equipment. As of March 31, 2002, the prototype had not been completed but the company has advanced $60,000 of the $150,000. Therefore, no liability has been provided for in the accompanying financial statements. A material commitment exists with respect to this matter.

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

                     BEECHPORT CAPITAL CORP. AND SUBSIDIARY
                          (a Development-Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                                MARCH 31, 2002

Note 8 -  Receivable Related Party

          On July 5, 2001 the Company's Board of Directors approved and authorized the Company to make a loan of $250,000 to the Company's President. The loan, according to the minutes of the Board meeting, is interest only for ten years with the total principal due at the end of ten years. Interest has been waived in the year ended December 31, 2000 by the board of directors. As of March 31, 2002, $236,973 was advanced on the loan. On April 5, 2001 the company advanced Intermode (an Italian company) $36,951 in connection with product development.



Note 9 -  Litigation

          ITEC has received notice of intended legal action for collection of a disputed amount billed by Arrowchase, Inc. to ITEC for services in the amount of $9,334. This amount has been accrued as a liability in the Company financial statements as of March 31, 2002.


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

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Beechport Capital Corp. ( the "Company) was organized as a Colorado corporation on January 24, 1989. On May 29, 2001, the Company filed a current report on Form 8-K to report that effective May 4, 2001, the Company entered into a share exchange agreement with Itec International Technologies, Inc ("ITEC"), to acquire all the issued and outstanding shares of common stock of ITEC in exchange for 6,651,987 shares of the Company's common stock. This business combination resulted in the shareholders of ITEC owning approximately 66.5% of the issued and outstanding shares of the Company's common stock (10,000,000 shares were outstanding upon completion of the transaction), and the Company holding 100% of the issued and outstanding shares of ITEC's common stock.

ITEC uses patented technology and proprietary equipment to design and sell oil and agricultural chemical container recycling equipment and related systems. ITEC's initial marketing of the equipment and systems is concentrated in California and Italy.

ITEC's environmental technology uses a carbon dioxide cleaning process licensed from Honeywell FM&T and operating under contract with the Department of Energy. This new environmental technology, The ECO2 (TM) Environmental System, is believed by management to be the only pollution prevention and recycling system on the market today that allows for the 100% recycling of plastic motor oil containers and the residual oil left inside each container. By using the carbon dioxide cleaning system in the oil recycling and plastic recycling process, the Company can focus on environmental protection and safety without creating chemical waste disposal.

As of March 31, 2002 the Company had no revenue, a stockholders' deficit of $2,158,699, an accumulated deficit of $4,210,076 and a working capital deficit of $262,395.

The Company, through its Regulation S stock offering during the first quarter and early second quarter 2002, has raised in excess of $1,000,000 of equity to be used for working capital, debt reduction and business opportunities as they should arise.

The Company during second quarter 2002 is completing the permit process and final requirements for a 10 year lease of a 40,000 + square foot. building with rail siding for operations and processing in Modesto, California. By the end of the second quarter 2002, two pilot machine systems are expected to be installed at this location for testing and evaluation of all systems and equipment. In late third quarter 2002 the Company expects to install three full scale systems capable of a combined output of 6,000 pounds per hour of finished product. Contracts are in place for all needed raw product and the Company in seeking additional sources of product for future growth. The Company is in final negotiations on a contract to sell all finished product.

Strategic Alliance Agreements

Beechport has engaged in a series of discussions for the purpose of entering into manufacturing, technology and sales alliances. Such discussions are ongoing and the Company believes these additional negotiations will lead to the consummation of several critical contracts, agreements and/or alliances in the foreseeable future that will provide the Company with the ability to accelerate the sales/delivery cycle throughout calendar year 2002 and beyond.

Early in the second quarter the Company received deposits for and confirmed sales of its first systems to be sold in Europe. Delivery of these systems is set for late second quarter 2002. Additional confirmed orders are expected to be completed during the second quarter as well, with delivery scheduled for early in the third quarter 2002. The Company expects to meet its target of 16 systems sold and delivered for the year ending December 31, 2002.

Forward-looking statements

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

                    PART II - OTHER INFORMATION

Item 1. Legal  Proceedings

         The Company is not involved in any material legal proceedings.


Item 2.  Changes in Securities

RECENT SALES OF UNREGISTERED SECURITIES. Pursuant to a Regulation S Stock Purchase Agreement dated, December 20, 2001 (the "Agreement"), between the Company and Starz Investments Limited, a Belize international Business company ("Starz"), the Company agreed to sell and Starz agreed to use its best efforts to purchase up to 5,000,000 shares of the Company's common stock, at a purchase price equal to 35% of the bid price of the Company's shares as quoted on the OTC Bulletin Board for the five consecutive trading days immediately preceding the date of a purchase order received by the Company. As of March 31, 2002 an aggregate of 2,896,137 shares had been purchased under the Agreement by foreign designees of Starz and the Company had received net proceeds of $748,308 or $.25 per share. Under the terms of the Agreement, Starz has the right to require the Company to include the shares in any registration statement under the Act filed by the Company after a period of one year from the date of purchase of such shares. All costs in connection with such registration are to be paid by the Company. The Company claims the exemption from registration of this transaction afforded by Regulation S under the Act in that all sales of the shares were made in "off-shore transactions" to persons who are not U.S. persons. No "directed selling efforts" were engaged in by either the Company or Starz and Starz made other representations and entered into other agreements consistent with the provisions of Regulation S.


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


                                     BEECHPORT CAPITAL CORP.
                                     (Registrant)


                                 BY  /s/ Gary M. De Laurentiis
                                     -------------------------
(Date)  May 16, 2002
                                    Gary M. De Laurentiis, President,
                                    Chief Executive Officer, Chief Financial and
                                    Accounting Officer, and Director