Form 10KSB/A
period 2001-12-31
BEECHPORT CAPITAL CORP
filed 2002-05-29
CIK 855372

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                 AMENDMENT NO. 2

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

         23.2     Consent of Henry Schiffer, CPA *

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

                                            BEECHPORT CAPITAL CORP.
                                            (Registrant)
Amendment No. 2
Dated: May 29, 2002                         By: /s/ Gary M. De Laurentiis
                                                -------------------------
                                                By: Gary M. De Laurentiis
                                                    President


     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report as amended has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

         Signature               Title                         Date

/s/ Gary M. De Laurentiis        President, Treasurer      May 29, 2002
-------------------------         (Principal Financial
Gary M. De Laurentiis             and Accounting Officer)
                                  and Director


/s/ Andrea G. Videtta            Director                  May 29, 2002
-------------------------
Andrea G. Videtta


/s/ Lisa Ann Marie Fitzpatrick   Director                  May 29, 2002
------------------------------
Lisa Ann Marie Fitzpatrick

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
                                       ==========     ========    ==========    ===========    ============












See accompanying notes to financial statements

                      BEECHPORT CAPITAL CORP. AND SUBSIDIARY
                             STATEMENTS OF CASH FLOWS


                                                         12 Months Ended
                                                  -----------------------------
                                                  December 31,    December 31,
                                                      2001            2000
                                                  ------------    -------------

Cash Flows From Operating Activities
    Net Income (Loss)                             $ (2,389,079)   $  (1,209,661)
        Adjustments to reconcile net income                  -          231,915
        (loss) to net cash (used in)
        provided by operating activities:
        (Increase) in other assets                   1,060,236         (113,838)
                                                  ------------    -------------

    Net cash (used in) provided by operating
       activities                                   (1,328,843)      (1,091,584)
                                                  ------------    -------------

Cash Flows From Investing Activities
    Net cash used in investing activities              (48,761)               -
                                                  ------------    -------------

Cash Flows From Financing Activities

        Issuance of common stock                                          1,000
        Proceeds from note payable                                    1,374,661
        Capital raised                               2,197,780                -
        Note payable GMA                            (1,100,000)               -
                                                 --------------   --------------

    Net cash (used in) provided by financing
       activities                                    1,097,780        1,375,661
                                                  ------------    -------------

    Net increase in cash                                     -          284,077

    Net decrease in cash                              (279,824)               -

    Cash, beginning of period                          284,077                -
                                                  ------------    -------------

    Cash, end of period                           $      4,253    $     284,077
                                                  ============    =============

    Interest paid                                 $          -    $      39,552
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