Form 10QSB
period 2002-06-30
BEECHPORT CAPITAL CORP
filed 2002-08-12
CIK 855372

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-QSB

(Mark One)

       [X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
            SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended  June 30, 2002
                                                --------------

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


APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of June 30, 2002, the issuer had 19,749,913 shares of common stock, no par value, outstanding.

Transitional Small Business Disclosure Format (Check one):  Yes [ ]   No [X]

                             Beechport Capital Corp.
                               30 June 2002 10-QSB


                                   INDEX


PART I - FINANCIAL INFORMATION                                    Page

Item 1.  Consolidated Financial Statements (Unaudited)

  Review Report of Independent Certified Public Accountant         3

  Consolidated Balance Sheets                                      4-5

  Consolidated Statements of Income and Comprehensive Income
    for the three months ended June 30, 2002 and 2001              6

  Consolidated Statements of Income and Comprehensive Income
    for the six months ended June 30, 2002 and 2001                7

  Consolidated Statements of Changes in Stockholders' Equity       8

  Consolidated Statements of Cash Flows for the six months
    ended June 30, 2002                                            9

  Notes to Consolidated Financial Statements                      10

Item 2.  Management's Discussion and Analysis of Financial
              Condition and Results of Operations                 19

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings                                        19

Item 2.  Changes in Securities                                    19

Item 3.  Defaults upon Senior Securities                          20

Item 4.  Submission of Matters to a Vote of Security Holders      20

Item 5.  Other Information                                        20

Item 6.  Exhibits and Reports on Form 8-K                         20


SIGNATURES                                                        21

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements


            REVIEW REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANT



The Board of Directors
Beechport Capital Corp. and Consolidated Subsidiaries

We have reviewed the accompanying balance sheet of Beechport Capital Corp. and Consolidated Subsidiaries as of June 30, 2002, and the related statements of operations and cash flows for the three and six months then ended, in accordance with Statements on Standards for Accounting and Review Services issued by the American Institute of Certified Public Accountants. All information included in these financial statements is the representation of the management of Beechport Capital Corp. and Consolidated Subsidiaries.

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



/ s / Henry Schiffer,  C.P.A.
---------------------

Henry Schiffer, C.P.A.
Beverly Hills, California
August 1, 2002

                    BEECHPORT CAPITAL CORP. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS



                                                       JUNE 30      DECEMBER 31,
                                                        2002            2001
                                                    -----------     ------------
                                                    (Unaudited)

                                     ASSETS
   Current Assets
       Cash and cash equivalents                     $  169,083     $    4,253
       Accounts Receivable                              105,109         36,951
       Other                                             62,945         68,158
                                                    -----------     -----------
                   Total current assets                 337,137        109,362
   Fixed Assets
       Furniture and equipment net of                    17,759         11,959
           Depreciation of $3,998
       Equipment Recycling                               56,714              -
                                                    -----------     -----------
                   Total fixed assets                    74,473         11,959
   Other Assets
       License Fee                                       63,000         63,000
       Note Receivable                                        -              -
       Other-(Misc.)                                     18,050          7,565
                                                    -----------     -----------
                   Total other assets                    81,050         70,565

                   TOTAL ASSETS                      $  492,660     $  191,886
                                                     ==========     ===========







The accompanying notes are an integral part of the financial statements.

                    BEECHPORT CAPITAL CORP. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS, Continued


                                                       JUNE 30      DECEMBER 31,
                                                        2002            2001
                                                    -----------     ------------
                                                    (Unaudited)

                      LIABILITIES & STOCKHOLDERS' (DEFICIT)

   Current Liabilities
       Accounts Payable                              $  436,610     $  524,120
       Accrued Liabilities                              101,309        122,621
       Accrued Payroll                                   59,258
       Payroll Liabilities                               19,382              -
                                                    -----------     -----------
                   Total Current Liabilities            616,559        646,741
   Other Liabilities
       Note Payable G M A                             1,100,000      1,100,000
       Notes Payable                                    815,230        815,230
       Deferred Revenue                                 129,875        129,875
                                                    -----------     -----------
                   Total Other Liabilities            2,045,105      2,045,105
                   TOTAL LIABILITIES                  2,661,664      2,691,846
                                                    -----------     -----------

   Stockholders' (Deficit)
       Preferred Stock, no par value,                         -              -
         10,000,000 shares authorized
         none issued and outstanding
       Common Stock, no par value                       212,608        212,608
         750,000,000 shares authorized
         19,749,913 shares issued and
         outstanding at 6/30/02
       Paid In Capital                                3,056,064      1,090,460
       Deficit accumulated during
         development stage                           (3,802,823)    (3,803,028)
                                                    -----------     -----------
               Total Stockholders' Deficit           (1,634,853)    (2,499,960)

                TOTAL LIABILITIES & STOCKHOLDERS'
                      DEFICIT                        $  492,660     $  191,886
                                                     ==========     ===========







The accompanying notes are an integral part of the financial statements.

                    BEECHPORT CAPITAL CORP. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENT OF INCOME
                            AND COMPREHENSIVE INCOME
                                   (Unaudited)

                                            3 MONTHS ENDED      3 MONTHS ENDED
                                                JUNE 30             JUNE 30
                                                 2002                2001
                                            --------------     ---------------
Revenues                                                 -                   -
        Total Income                                     -                   -
                                            --------------     ---------------
                                                         -                   -
Operating Expenses
    Consulting Fees                                765,441             359,989
    Payroll-wages and payroll tax                  142,265              55,928
    Italian Expenses                                38,650              55,612
    Professional Fees                               50,842              68,151
    Research and Development                        10,540                   -
    Travel and Entertainment                        20,422              20,287
    Engineering                                     25,000                   -
    Freight & Delivery                               3,903                   -
    Public Relations/Advertising                     4,770                   -
    Stock Commissions and Expenses                  69,976                   -
    Telephone/Communication                          6,503                   -
    Insurance                                         (305)              6,105
    Rent                                             2,700              12,826
    Allowance for doubtful account                       -             105,109
    Other-(Misc.)                                    1,254              29,661
    Repairs                                          3,022                   -
    Contract Labor                                   2,716
    Dues and Subscriptions                           5,781
    Office Supplies                                  6,792
    Equipment Lease                                  8,646
    Postage                                          3,866
    Trade Shows and printing                         3,995                   -
                                            --------------     ---------------
        Total Operating Expenses                 1,176,779             713,668
                                            --------------     ---------------

Other income (expense
    Depreciation expense                            (3,998)
    Interest Expense                               (48,073)            (43,038)
    Currency Conversion Net Loss                         -              (2,457)
    Interest income                                      -                 601
                                            --------------     ---------------

         Total Net Income (Loss)                (1,228,850)           (758,562)
                                            ==============     ===============


Shares outstanding fully diluted                19,749,913
Per share earnings (loss)                            (0.06)

The accompanying notes are an integral part of the financial statements.

                 BEECHPORT CAPITAL CORPORATION AND SUBSIDIARIES
                        CONSOLIDATED STATEMENT OF INCOME
                            AND COMPREHENSIVE INCOME, Continued
                                   (Unaudited)

                                            6 MONTHS ENDED      6 MONTHS ENDED
                                                JUNE 30              JUNE 30
                                                  2002                2001
                                            --------------     ---------------
Revenues                                                 -                   -
        Total Income                                     -                   -
                                            --------------     ---------------
                                                         -                   -
Operating Expenses
    Consulting Fees                                847,000             391,339
    Payroll                                        264,123             146,391
    Italian Expenses                                64,924             128,718
    Professional Fees                               92,903              71,258
    Research and Development                        11,540              60,000
    Travel and Entertainment                        46,089              45,220
    Engineering                                     27,175                   -
    Freight & Delivery                               9,586                   -
    Public Relations                                 4,770                   -
    Stock Commissions and Expenses                 144,831                   -
    Telephone                                       13,655                   -
    Insurance                                          (89)             15,706
    Rent                                             5,400              17,439
    Allowance for doubtful account                       -             105,109
    Other-(Misc.)                                    6,644              49,670
    Repairs                                          3,022                   -
    Contract Labor                                   2,716
    Dues and Subscriptions                           5,781
    Office Supplies                                  6,792
    Equipment Lease                                  8,646
    Postage                                          3,866
    Trade Shows and printing                         3,995                   -
                                            --------------     ---------------
        Total Operating Expenses                 1,573,369           1,030,850
                                            --------------     ---------------

Other income (expense
    Depreciation expense                            (3,998)
    Interest Expense                               (57,486)            (43,038)
    Currency Conversion Net Loss                         -              (2,973)
    Interest income                                      -                 601
                                            --------------     ---------------

         Total Net Income (Loss)                (1,634,853)         (1,076,260)
                                            ==============     ===============


Shares outstanding fully diluted                19,749,913
  Per share earnings (loss)                          (0.08)

The accompanying notes are an integral part of the financial statements.

                       BEECHPORT CAPITAL CORP. AND SUBSIDIARIES
             CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                         FOR THE PERIOD ENDED JUNE 30, 2002

                                           Common Stock            Additional
                                       ------------------------     Paid-In     Accumulated
                                         Shares        Amount       Capital       Deficit        Total
                                       ----------     --------     ----------   -----------    -----------
 Balance at March 28, 2000              6,651,987     $      -    $             $              $         -
                                            1,000        1,000                                       1,000
                                           (1,000)                                                       -

 Net loss for the period ended
     December 31, 2000                                                           (1,209,661)    (1,209,661)
                                       ----------     --------    ----------    -----------    -----------

 Balance at December 31, 2000           6,651,987        1,000             -     (1,209,661)    (1,208,661)

 Reorganization  and                    3,348,013      190,688        13,600     (  245,520)    (   41,232)
    Recapitalization                                                                 41,232         41,232

 Common stock issued for services
     July, 2001                         1,992,000       19,920     1,051,220                     1,071,140
 Common stock issued for services
     September, 2001                      100,000        1,000        25,640                        26,640
 Net loss for the period ended
     December 31, 2001                                                           (2,389,079)    (2,389,079)

                                       ----------     --------    ----------    -----------    -----------

 Balance at December 31, 2001          12,092,000      212,608     1,090,460     (3,803,028)    (2,499,960)

 Regulation S Offering                  1,979,366            -       748,708                       748,708
                                           59,381
 Net loss for the period ended
     March 31, 2002 (Unaudited)                                                    (406,003)      (406,003)
                                       ----------     --------    ----------    -----------    -----------

 Balance March 31, 2002 (Unaudited)    14,730,747     $212,608    $1,839,168    $(4,209,031)   $(2,157,255)

 Regulation S Offering                  3,019,166                    451,896                       451,896

 Common stock issued for services
    May, 2002                           2,000,000            -       765,000                       765,000
 Adjustment prior period                                                                205            205
 Net loss for the period ended
    June 30, 2002 (Unaudited)                                                    (1,228,850     (1,228,850)
                                       ----------     --------    ----------    -----------    -----------

 Balance at June 30, 2002 (Unaudited)  19,749,913     $212,608    $3,056,064    $(5,437,676)   $(2,169,004)
                                       ==========     ========    ==========    ===========    ============

The accompanying notes are an integral part of the financial statements.

                     BEECHPORT CAPITAL CORP AND SUBSIDIARIES
                             STATEMENT OF CASH FLOWS
                                   (Unaudited)

                                                                  6 MONTHS ENDED
                                                          ----------------------------
                                                              JUNE             JUNE
                                                              2002             2001
                                                          -----------      ----------
CASH FLOWS FROM OPERATING ACTIVITIES
    Net Income (Loss)                                     ($1,634,853)     ($1,076,260)
        Adjustments to reconcile net income                         -
        (loss) to net cash (used in)                          (57,566)
        provided by operating activities:                      (8,645)
        Increase in accounts payable, accrued                 (19,147)         241,670
        expenses and other
        Increase in deferred revenue                                             18658
        Increase in prepaid assets                                               32192
        Increase in other assets                                    0
                                                          -----------      -----------
    Net cash (used in) provided by operating activities    (1,720,211)        (783,740)

CASH FLOWS FROM INVESTING ACTIVITIES
    Net cash used in investing activities                     (80,563)         157,140
                                                          -----------      -----------

CASH FLOWS FROM FINANCING ACTIVITIES
        Proceeds from notes payable                                            371,754
        Issuance of common stock
        Capital raised                                      1,965,604                -
        Note payable GMA                                                             -
                                                          -----------      -----------

    Net cash (used in) provided by financing activities     1,965,604          371,754

    Net increase in cash                                      164,830

    Net decrease in cash                                                      (254,846)

    Cash, beginning of period                                   4,253          284,077
                                                          -----------      -----------

    Cash, end of period                                   $   169,083      $    29,231
                                                          ===========      ===========

    Interest paid                                         $    57,486      $    43,038
                                                          ===========      ===========



The accompanying notes are an integral part of the financial statements.

                    BEECHPORT CAPITAL CORP. AND SUBSIDIARIES
                          (A Development-Stage Company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2002

NOTE 1 - DESCRIPTION OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

     (a)  General
          -------

Beechport Capital Corp. (the "Company") was organized as a Colorado corporation on January 24, 1989, in order to evaluate, structure and complete a merger with or acquisition of, prospects consisting of private companies, partnerships or sole proprietorships.

The Company's subsidiaries are ITEC International Technologies, Inc. ("Itec"), incorporated under the laws of the State of Delaware on March 28, 2000 and Environmental Recycling Service of America, Inc. ("ERSA"), incorporated under the laws of the State of California on March 6, 2002. ITEC was formed for the purpose of acquiring certain patented technology and the development of a worldwide market for its usage. ERSA will process and recycle plastic containers using the ECO2 system developed and sold by ITEC.

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

Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States for complete financial statements. The accompanying financial statements reflect all adjustments (consisting of normal recurring accruals), which are, in the opinion of management, considered necessary for a fair presentation of the results for the interim periods presented. Operating results for the quarter ended June 30, 2002 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2002. These financial statements should be read in conjunction with the audited financial statements included in the Company's amended Annual Report on Form 10-KSB/A for the year ended December 31, 2001.

                    BEECHPORT CAPITAL CORP. AND SUBSIDIARIES
                          (A Development-Stage Company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2002

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

     (e)  Revenue and Expense Recognition
          -------------------------------

As of June 30, 2002, the Company had no earned revenue. The Company intends to recognize revenues from sales of equipment upon delivery.

The Company intends to contract with others for the manufacturing of the equipment. General and administrative expenses and the costs of advertising are expensed as incurred.

     (f)  Concentrations
          --------------

Financial instruments that potentially subject the company to concentrations of credit risk consist principally of temporary cash investments and cash equivalents and trade accounts receivables. At June 30, 2002, the Company had no amounts of cash or cash equivalents in U.S, financial institutions in excess of amounts insured by agencies of the U.S. Government. At June 30, 2002 the Company had no trade receivables. Initial trade receivables are expected to be principally from customers in Italy. Since initial anticipated customers will be from one geographic location, a concentration of credit risk could exist due to potential changes in economic activity in that area. The Company does not require collateral for its trade accounts receivables.

     (g)  Cash Equivalents
          ----------------

The Company considers all short-term investments in securities that mature in 90 days or less to be cash equivalents

                    BEECHPORT CAPITAL CORP. AND SUBSIDIARIES
                          (A Development-Stage Company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2002

NOTE 1 - DESCRIPTION OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES, Continued

     (h)  Allowance for Doubtful Accounts
          -------------------------------

Based on collection experience of the Company, no allowance for doubtful accounts has been provided. Historically the Company has never had any material amounts of uncollectible accounts. Provision for doubtful account at June 30, 2002 is for a receivable from an officer stockholder without adequate collateral.

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

In view of these matters, continuing, as a going concern is dependent upon the Company's ability to meet its financing requirements, raise additional capital, and the success of its future operations or completion of a successful business combination. Management believes that actions planned and presently being taken to raise additional capital to provide the opportunity for the Company to continue as a going concern.

                    BEECHPORT CAPITAL CORP. AND SUBSIDIARIES
                          (A Development-Stage Company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2002

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

                    BEECHPORT CAPITAL CORP. AND SUBSIDIARIES
                          (A Development-Stage Company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2002

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

                    BEECHPORT CAPITAL CORP. AND SUBSIDIARIES
                          (A Development-Stage Company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2002

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

Future minimum rentals under this operating sub-lease are as follows:

                    Year Ending December 31,
                            2002                       $      5,400
                            2003                             10,800
                            2004                              3,600
                                                       ------------
                            Total                      $     19,800
                                                       ============

                    BEECHPORT CAPITAL CORP. AND SUBSIDIARIES
                          (A Development-Stage Company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2002

NOTE 6 - TECHNOLOGY LICENSE

Effective June 30, 2000, the Company entered into a five-year patent license agreement with Honeywell International, Inc. (Honeywell) whereby the Company obtained a non-exclusive, nontransferable worldwide license to practice the methods and to make, use, and sell, the products and/or covered by the proprietary rights limited to the field of use of separating and recovering motor oil from high density polyethylene plastic. Under the terms of the agreement the Company agreed to pay a $50,000 non-refundable initial license fee and an additional minimum annual royalty commencing upon delivery of the first equipment to an ITEC customer, of the greater of $50,000 or 5% of the gross sales of all products sold and services sold in the United States and 3% of the products or services sold in countries other than the United States. The initial license fee of $50,000 is not creditable toward the minimum annual royalty and was payable in three equal installments. The first was due upon the execution of the contract, the second on December 1, 2001 and the third on April 1, 2001. At June 30, 2002, $33,333 was accrued as a liability.

On April 25, 2001, Honeywell revised the payment schedule to reflect the updated delivery schedule so that the previous December 1, 2001 payment is now due May 30, 2001 and the final payment due September 30, 2001. As of June 30, 2002, the $16,667 paid and the additional $33,333 accrued have been accounted for as prepaid expenses based upon the revised agreement whereby these amounts apply only upon shipment of the first equipment systems. The amounts are not refundable and will be expensed upon shipment. This agreement shall automatically renew for additional one-year periods after the end of the initial five-year term unless written notice is given by either party of its intent to terminate the agreement. Honeywell may terminate this agreement in the event of bankruptcy or insolvency of the Company, an assignment for the benefit of creditors of the Company, the nationalization of the industry which encompasses any products or services, any suspension of payments under the terms of the agreement by government regulation, the Company's failure to commence manufacture of the agreement, a substantial change in ownership of the Company (whether resulting from merger, acquisition, consolidation or otherwise), another company or person acquiring control of the Company, or the existence of a state of war between the United States and any country where the Company has a license to manufacture products of services. In addition, if either party to the agreement defaults for any reason in any of the obligations under the terms of the agreement, the other party will have the right to terminate the agreement by giving at least 60 days written notice.

                    BEECHPORT CAPITAL CORP. AND SUBSIDIARIES
                          (A Development-Stage Company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2002

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

The $50,000 license fee is recorded as a prepaid expense and will be recorded as an intangible asset when production begins. The intangible asset cost is being amortized over the five-year initial term of the license agreement on a straight-line basis. Management's policy with respect to long-lived assets, including intangible assets, is to periodically review the carrying amounts, at least annually, to determine if there is any impairment in the carrying value. As of June 30, 2002, management believes that there is no impairment in the carrying value of any of its long-lived assets.

The Company also agreed to pay Honeywell a $26,000 fee for engineering services and consultation related to the development of the technology. As of June 30, 2002 $13,000 had been paid with the remainder to be billed when services are performed.

NOTE 7 -  EXCLUSIVE SUPPLY CONTRACT

On August 30, 2000 the Company entered into an exclusive five-year supply contract with Fedegari Autoclavi S.P.A. (Fedegari), an Italian equipment manufacturer. Under the terms of the agreement, the Company and Fedegari agreed that Fedegari would be the exclusive supplier of the equipment used to implement the technology licensed from Honeywell and that the Company would be the exclusive buyer of this equipment supplied by Fedegari. The Company agreed to pay Fedegari a $50,000 design fee, of which $25,000 was paid as of December 31, 2000 with the remaining $25,000 payable upon completion of the prototype. In addition, the Company has agreed to pay Fedegari $150,000 for the initial prototype model of the equipment. As of June 30, 2002, the prototype had not been completed but the company has advanced $60,000 of the $150,000. Therefore, no liability has been provided for in the accompanying financial statements. A material commitment exists with respect to this matter.

                    BEECHPORT CAPITAL CORP. AND SUBSIDIARIES
                          (A Development-Stage Company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2002

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


NOTE 8 -  RECEIVABLE RELATED PARTY

On July 5, 2001 the Company's Board of Directors approved and authorized the Company to make a loan of $250,000 to the Company's President. The loan, according to the minutes of the Board meeting, is interest only for ten years with the total principal due at the end of ten years. Interest has been waived in the years ended December 31, 2000 and 2001 by the board of directors. As of June 30, 2002, $236,973 was advanced on the loan. On April 5, 2001 the company advanced Intermode (an Italian company) $36,951 in connection with product development.


NOTE 9 - AGREEMENT

The Company has entered into an agreement with Cesmet Laboratories SRL, an Italian company for a cooperative effort in development of the General Plastic Development Program (GPDP) and the oversight of ITEC's Italian operations. The fees for this agreement are on a time and expense basis billed monthly.


NOTE 10 - SUBSIDIARY

On April 11, 2001, ITEC formed a wholly owned subsidiary and incorporated it as a Delaware corporation known as EC02 Environmental Systems. The only activity to date was the registration of a trademark for EC02.

Item 2.   Management's Discussion and Analysis or Plan of Operation

The Company's plans for the next twelve months are two-fold. The first is to continue marketing and selling the ECO2 cleaning system through its subsidiary, Itec International Technologies, Inc. The second is opening a plastic recycling plant in Stanislaus County, California by its subsidiary, Environmental Recycling Services of America, Inc. ("ERSA").

As of August 1, 2002 the Company does not have sufficient cash or lines of credit for the next twelve months but is in the process of raising funds through a second round of a Regulation S offering. The first round was completed in early June and the second round is expected to be completed by late September 2002. Through this offering the Company expects to have sufficient cash or lines of credit to satisfy its needs for the twelve months ending July 31, 2003.

Manufacture and delivery of ECO2 systems continue on schedule and are expected to meet Company goals.

The Company, through its ERSA subsidiary, has purchased or leased all equipment necessary for the plastic recycling plant in California and with the opening of this plant the Company is expected to increase its employee base significantly. The Company is also entering into a long-term lease of a building for this project.

                                     PART II

Item 1.   Legal Proceedings  (None)


Item 2.   Changes in Securities and Use of Proceeds

RECENT SALES OF UNREGISTERED SECURITIES. Pursuant to a Regulation S Stock Purchase Agreement dated December 20, 2001 (the "Agreement"), between the Company and Starz Investments Limited, a Belize International Business company ("Starz"), the Company agreed to sell and Starz agreed to use its best efforts to purchase up to 5,000,000 shares of the Company's common stock, at a purchase price equal to 35% of the bid price of the Company's shares as quoted on the OTC Bulletin Board for the five consecutive trading days immediately preceding the date of a purchase order received by the Company. As of June 30, 2002 foreign designees of Starz had purchased an aggregate of 4,998,532 shares under the Agreement and the Company had received net proceeds of $1,191,134 or $.24 per share. Under the terms of the Agreement, Starz has the right to require the Company to include the shares in any registration statement under the Act filed by the Company after a period of one year from the date of purchase of such shares. All costs in connection with such registration are to be paid by the Company. The Company claims the exemption from registration of this transaction afforded by Regulation S under the Act in that all sales of the shares were made in "off-shore transactions" to persons who are not U.S. persons. No "directed selling efforts" were engaged in by either the Company or Starz and Starz made other representations and entered into other agreements consistent with the provisions of Regulation S.

In May 2002 the Board authorized the issuance of up to 2,000,000 shares to be registered on Form S-8 for services performed for the Company. 2,000,000 shares were issued in early May 2002 and registration on Form S-8. The Company's stock was trading in the range of $0.34 to $0.55 with a five-day average of $0.45 per share. The discount allowed was set at 15% resulting in a valuation of $0.38 per share.



Item 3.   Defaults Upon Senior Securities     (None)


Item 4.   Submission of Matters to a Vote of Security Holders    (None)


Item 5.   Other Information

The Company formed Environmental Recycling Service of America, Inc. ("ERSA") under the laws of the State of California on March 6, 2002. ERSA will process and recycle plastic containers using the ECO2 system developed and sold by the Company.


Item 6.   Exhibits and Reports on Form 8-K

     (a)  Exhibits

          99.1 Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

          99.2 Certification of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

      (b) Reports on Form 8-K  (None)

                                   SIGNATURES

     In accordance with the requirements of the Exchange Act, the Company caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Dated:  August 12, 2002          BEECHPORT CAPITAL CORP.
                                     (Registrant)


                                 BY  /s/ Gary M. De Laurentiis
                                     -------------------------
                                     Gary M. De Laurentiis
                                     Chief Executive Officer


                                 BY  /s/ Michael Hofmann
                                     -------------------------
                                     Michael Hofmann
                                     Chief Financial Officer