Form 10QSB
period 2002-09-30
ITEC ENVIRONMENTAL GROUP INC
filed 2002-11-14
CIK 855372

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-QSB

(Mark One)

       [X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
            SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended  September 30, 2002
                                                ------------------

       [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT For the transition period from ______________ to ___________


                        Commission File Number: 33-31067


                         ITec Environmental Group, Inc.
        ----------------------------------------------------------------
        (Exact name of small business issuer as specified in it charter)

                    Delaware                             31-1705310
        ------------------------------              -------------------
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

                            BEECHPORT CAPITAL CORP.
                            -----------------------
             (Former name and address if changed since last report)


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                         Yes [X]    No [  ]


APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of September 30, 2002, the issuer had 26,662,493 shares of common stock, no par value, outstanding.

Transitional Small Business Disclosure Format (Check one):  Yes [ ]   No [X]

                         ITec Environmental Group, Inc.
                            30 September 2002 10-QSB


                                   INDEX


PART I - FINANCIAL INFORMATION                                    Page

Item 1.  Consolidated Financial Statements (Unaudited)             3

  Review Report of Independent Certified Public Accountant         3

  Consolidated Balance Sheets                                      4-5

  Consolidated Statements of Income and Comprehensive Income
    for the three months ended September 30, 2002 and 2001         6

  Consolidated Statements of Income and Comprehensive Income
    for the nine months ended September 30, 2002 and 2001          7

  Consolidated Statements of Changes in Stockholders' Equity       8

  Consolidated Statements of Cash Flows for the nine months
    ended September 30, 2002                                       9

  Notes to Consolidated Financial Statements                      10-17

Item 2.  Management's Discussion and Analysis of Financial
              Condition and Results of Operations                 18

Item 3.  Controls and Procedures                                  18

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings                                        18

Item 2.  Changes in Securities                                    19

Item 3.  Defaults upon Senior Securities                          19

Item 4.  Submission of Matters to a Vote of Security Holders      20

Item 5.  Other Information                                        20

Item 6.  Exhibits and Reports on Form 8-K                         20


SIGNATURES                                                        21

CERTIFICATIONS                                                    22

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements


            REVIEW REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANT


The Shareholders and Board of Directors
BEECHPORT CAPITAL CORP. AND SUBSIDIARY
(A Development -Stage Company)

I have reviewed the accompanying consolidated balance sheet of BEECHPORT CAPITAL CORP. for the nine months ending September 30, 2002 and the related consolidated statements of income and changes in stockholders' equity, and cash flows for the period ended September 30, 2002. These financial statements are the responsibility of management. My responsibility is to express an opinion on these financial statements based on my review.

I conducted my review in accordance with generally accepted accounting standards.

In my opinion, the consolidated financial statements referred to above present fairly, the consolidated financial position of BEECHPORT CAPITAL CORP., a development stage company, for the date indicated above and the results of its consolidated operations, stockholders' equity and cash flows for the year then ended in conformity with generally accepted accounting principles consistently applied.

The accompanying consolidated financial statements have been prepared assuming that the company will continue as a going concern. As discussed in the Notes to the consolidated financial statements, the Company has sustained losses from initial startup costs and has a lack of substantial capital that raises doubt about its ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.


Henry Schiffer, CPA
An Accountancy Corporation
Beverly Hills, California
October 28, 2002

                Beechport Capital Corporation and Subsidiaries
                         Consolidated Balance Sheets
                                   (Unaudited)



                                                                September 30,
                                                                    2002
                                                               -------------
                                      ASSETS
Current Assets
              Cash and cash equivalents                            $ 50,922
              Accounts Receivable                                    38,876
              Inventory                                              55,966
              Other                                                  46,824
                                                               -------------
                          Total current assets                      192,588
Fixed Assets
              Furniture and equipment net of                         15,917
                  Depreciation of $3,998
              Equipment Recycling                                    56,714
                                                               -------------
                          Total fixed assets                         72,631
Other Assets
              License Fee                                            63,000
              Investments                                            40,000
              Note Receivable                                       254,763
              Allowance Doubtful Accounts                          (168,815)
                                                               -------------
                          Total other assets                        188,948
                                                               -------------

                          Total Assets                              454,167
                                                               =============






The accompanying notes are an integral part of the financial statements.

                Beechport Capital Corporation and Subsidiaries
                         Consolidated Balance Sheets, (Continued)
                                   (Unaudited)

                                                                September 30,
                                                                    2002
                                                               -------------

                     LIABILITIES & STOCKHOLDERS' (DEFICIT)
Current Liabilities
              Accounts Payable                                      493,586
              Accrued Liabilities                                   101,310
              Accrued Payroll                                        59,258
              Payroll/Sales tax Liabilities                          14,598
                                                               -------------
                          Total Current Liabilities                 668,752
Other Liabilities
              Note Payable G M A                                  1,100,000
              Notes Payable                                         815,230
              Deferred Revenue                                      129,875
                                                               -------------
                          Total Other Liabilities                 2,045,105
                          Total Liabilities                       2,713,857
                                                               =============

Stockholders' (Deficit)
              Preferred Stock, no par value,                              -
                10,000,000 shares authorized none
                issued & outstanding
              Common Stock, no par value,
                750,000.000 shares authorized, 26,662,493
                shares issued & outstanding at 9/30/02              212,608
              Paid In Capital Reg S Offering                      3,406,938
              Accum deficit current period                       (2,076,412)
              (Deficit) accumulated during                       (3,802,823)
                                                               -------------
                Development stage
                          Total Stockholders'( Deficit)          (2,259,690)
                                                               -------------

                          Total Liabilities & Stockholders'
                          Equity (Deficit)                           454,167
                                                               =============





The accompanying notes are an integral part of the financial statements.

                 Beechport Capital Corporation and Subsidiaries
                        Consolidated Statement of Income
                            And Comprehensive Income
                                   (Unaudited)

                                                     Three Months Ended
                                               --------------------------------
                                               September 30,       September 30,
                                                   2002                2001
                                               ------------        ------------

Revenues                                       $         -         $         -
        Total Income                                     -                   -
                                               ------------        ------------
                                                         -                   -
Operating Expenses
    Consulting Fees                                 44,700             977,844
    Payroll-wages and payroll tax                  130,126              45,995
    Italian Expenses                                38,125              32,377
    Professional Fees                               37,243              12,679
    Research and Development                         1,200                   -
    Travel and Entertainment                        15,167              29,523
    Engineering                                     97,038                   -
    Freight & Delivery                                 108                   -
    Public Relations/Advertising                     2,945                   -
    Stock Commissions and Expenses                  36,055                   -
    Telephone/Communication                         10,633                   -
    Insurance                                        6,784               8,132
    Rent                                             4,821               2,700
    Allowance for doubtful account                       -                   -
    Other-(Misc.)                                   (1,346)             29,757
    Repairs                                            150                   -
    Contract Labor                                     250
    Dues and Subscriptions                             551
    Office Supplies                                  2,620
    Equipment Lease                                 (8,567)
    Postage                                          2,002
    Trade Shows and printing                           960                   -
                                               ------------        ------------
        Total Operating Expenses                   421,565           1,139,007
                                               ------------        ------------

Other income (expense
    Depreciation expense                            (2,042)
    Interest Expense                               (18,746)            (31,646)
    Other Income-Pallets                             1,895
     Pallet expense                                 (1,100)
     Rounding                                           (1)
    Currency Conversion Net Loss                         -              (2,981)
    Interest income                                                       731
                                               ------------        ------------

         Total Net Income (Loss)               $  (441,559)        $(1,172,903)
                                               ============        ============

The accompanying notes are an integral part of the financial statements

                 Beechport Capital Corporation and Subsidiaries
                        Consolidated Statement of Income
                            And Comprehensive Income
                                   (Unaudited)

                                                       Nine Months Ended
                                               --------------------------------
                                               September 30,       September 30,
                                                   2002                2001
                                               ------------        ------------

Revenues                                                 -                   -
        Total Income                                     -                   -
                                               ------------        ------------
                                                         -                   -
Operating Expenses
    Consulting Fees                                891,700           1,369,184
    Payroll                                        394,249             192,385
    Italian Expenses                               103,049             161,095
    Professional Fees                              130,146              83,938
    Research and Development                        12,740              60,000
    Travel and Entertainment                        61,256              74,743
    Engineering                                    124,213                   -
    Freight & Delivery                               9,694                   -
    Public Relations                                 7,715                   -
    Stock Commissions and Expenses                 180,886                   -
    Telephone                                       24,288                   -
    Insurance                                        6,695              23,838
    Rent                                            10,221              20,139
    Allowance for doubtful account                       -             105,109
    Other-(Misc.)                                    5,298              79,397
    Repairs                                          3,172                   -
    Contract Labor                                   2,966
    Dues and Subscriptions                           6,332
    Office Supplies                                  9,412
    Equipment Lease                                     79
    Postage                                          5,868
    Trade Shows and printing                         4,955                   -
                                               ------------        ------------
        Total Operating Expenses                 1,994,934           2,169,828
                                               ------------        ------------
Other income (expense)
    Depreciation expense                            (6,040)
    Interest Expense                               (76,232)            (74,670)
    Other Income-Pallets                             1,895
     Pallet expense                                 (1,100)
     Rounding                                           (1)
    Currency Conversion Net Loss                         -              (5,954)
    Interest income                                      -               1,332
                                               ------------        ------------

         Total Net Income (Loss)                (2,076,412)         (2,249,120)
                                               ============        ============

The accompanying notes are an integral part of the financial statements

                 Beechport Capital Corporation and Subsidiaries
           Consolidated Statements of Changes In Stockholders' Equity
                     For The Period Ended September 30, 2002

                                                                   Additional
                                    No. of Common     Stock         Paid-In      Accumulated      Total
                                    Stock Shares      Amount         Capital      (Deficit)
                                  --------------------------------------------------------------------------
Balance at March 28, 2000             6,651,987     $       -     $         -   $          -    $         -
                                          1,000         1,000               -                         1,000
                                         (1,000)                                           -              -
Net loss for the period ended                                               -     (1,209,661)    (1,209,661)
December 31,2000
Balance at December 31, 2000          6,651,987         1,000               -     (1,209,661)    (1,208,661)


Balance at December 31, 2001         12,692,000       212,608       1,090,460     (3,803,028)    (2,499,960)

Regulation S Offering                 1,979,366                       748,708                       748,708

                                  --------------------------------------------------------------------------
Net loss for the period ended
 March 31, 2002                                                                     (406,003)      (406,003)

Balance at March 31, 2002            14,671,366       212,608       1,839,168     (4,209,031)    (2,157,254)

Regulation S Offering                 3,019,166                       451,896                       451,896

Common stock issued for
    Services May, 2002                2,000,000             -         765,000                       765,000
                                                                                         205            205
Net loss for the period ended
                                  --------------------------------------------------------------------------
 June 30, 2002                                                                    (1,228,850)    (1,228,850)


Balance at June 30, 2002             19,749,913       212,608       3,056,064     (5,437,676)    (2,169,004)

Regulation S Offering                 6,412,580                       292,436                       292,436

Common Stock issued for
  Services July, 2002                   500,000                        58,438                        58,438
                                  --------------------------------------------------------------------------
                                                                                    (441,559)      (441,559)
Net loss for the period ended
  September 30, 2002

Balance at September 30, 2002        26,662,493     $ 212,608     $(3,406,938)  $ (5,879,235)   $(2,259,690)
                                  ==========================================================================

The accompanying notes are an integral part of the financial statements

                     Beechport Capital Corp and Subsidiaries
                             Statement of Cash Flows
                                   (Unaudited)

                                                         Nine Months Ended
                                                   ----------------------------
                                                    September        September
                                                      2002             2001
                                                   -----------      -----------

Cash Flows From Operating Activities
    Net Income (Loss)                              ($2,076,412)     ($2,249,120)
        Adjustments to reconcile net income            (55,966)
        (loss) to net cash (used in)                      (865)
        provided by operating activities:
        Increase in accounts payable, accrued           37,859          325,454
        expenses and other                             (15,215)
        Increase in deferred revenue                   (19,715          124,848
        (Increase) decrease in prepaid assets          (38,824)          63,838
        Increase in other assets
                                                   -----------      ------------
    Net cash (used in) provided by operating
    activities                                      (2,169,138)      (1,734,980)
                                                   -----------      -----------

Cash Flows From Investing Activities
    Net cash used in investing activities             (100,671)       1,097,780
                                                   -----------      -----------

Cash Flows From Financing Activities
        Proceeds from notes payable                                     371,754
        Issuance of common stock
        Capital raised                               2,316,477                -
        Note payable GMA                                                      -
                                                   -----------      -----------

    Net cash (used in) provided by financing
    activities                                       2,316,477          371,754
                                                   -----------      -----------

    Net increase in cash                                46,669

    Net decrease in cash                                               (265,446)

    Cash, beginning of period                            4,253          284,077
                                                   -----------      -----------

    Cash, end of period                                $50,922          $18,631
                                                   ===========      ===========



The accompanying notes are an integral part of the financial statement

                     BEECHPORT CAPITAL CORP. AND SUBSIDIARY
                          (A Development-Stage Company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2002

NOTE 1 - DESCRIPTION OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

     (a)  General
          -------

Beechport Capital Corp. (the "Company") was organized as a Colorado corporation on January 24, 1989, in order to evaluate, structure and complete a merger with or acquisition of, prospects consisting of private companies, partnerships or sole proprietorships.

The Company's subsidiaries are, ITEC International Technologies, Inc. ("Itec") was incorporated under the laws of the State of Delaware on March 28, 2000. ITEC was formed for the purpose of acquiring certain patented technology and the development of a worldwide market for its usage.

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

The Company's other subsidiary is, Environmental Recycling Service of America, Inc. ("ERSA") was incorporated under the laws of the State of California on March 6, 2002. ERSA will process and recycle plastic containers using the ECO2 system developed and sold by ITEC.


     (b)  Basis of Presentation
          ---------------------

The accompanying unaudited interim financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information.

Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States for complete financial statements. The accompanying financial statements reflect all adjustments (consisting of normal recurring accruals), which are, in the opinion of management, considered necessary for a fair presentation of the results for the interim periods presented. Operating results for the quarter ended September 30, 2002 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2002. These financial statements should be read in conjunction with the audited financial statements included in the Company's amended Annual Report on Form 10-KSB/A for the year ended December 31, 2001.

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

     (e)  Revenue and Expense Recognition
          -------------------------------

As of September 30, 2002, the Company had no earned revenue, but had other revenue of $1895 for pallets. The Company intends to recognize revenues from sales of equipment upon delivery as per SAB 101.

The Company intends to contract with others for the manufacturing of the equipment. General and administrative expenses and the costs of advertising are expensed as incurred.

     (f)  Concentrations
          --------------

Financial instruments that potentially subject the company to concentrations of credit risk consist principally of temporary cash investments and cash equivalents and trade accounts receivables. At September 30, 2002, the Company had no amounts of cash or cash equivalents in U.S, financial institutions in excess of amounts insured by agencies of the U.S. Government. At September 30, 2002 the Company had no trade receivables. Initial trade receivables are expected to be principally from customers in Italy. Since initial anticipated customers will be from one geographic location, a concentration of credit risk could exist due to potential changes in economic activity in that area. The Company does not require collateral for its trade accounts receivables.

     (g)  Cash Equivalents
          ----------------

The Company considers all short-term investments in securities that mature in 90 days or less to be cash equivalents

     (h)  Allowance for Doubtful Accounts
          -------------------------------

Based on collection experience of the Company, no allowance for doubtful accounts has been provided. Historically the Company has never had any material amounts of uncollectible accounts. Provision for doubtful account at September 30, 2002 is for a receivable from an officer stockholder without adequate collateral.

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

On April 1, 2000, Itec entered into stock subscription agreements for the issuance of 1,000 shares at $1.00 per share.

On July 3, 2000 the Company's Board of Directors approved the Company entering into loan/investment agreements with various Italian investors not to exceed $875,000. The Board also authorized the payment of a 10% commission on the funds raised by the loan/investment agreements. The term of the loans as agreed to by the Board would be three years. Interest would be payable monthly with the total principal due in three years. The investors would have the right to participate in future issuances of common stock on a pro rata basis, except that this provision shall not apply prior to a business combination transaction in which the common stock of Itec would become publicly traded, or if Itec consummates an initial public offering.

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

Future minimum rentals under this operating sub-lease are as follows:

                    Year Ending December 31,
                            2002                       $      2,700
                            2003                             10,800
                            2004                              3,600
                                                       ------------
                            Total                      $     17,100
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

The $50,000 license fee is recorded as a prepaid expense and will be recorded as an intangible asset when production begins. The intangible asset cost is being amortized over the five-year initial term of the license agreement on a straight-line basis. Management's policy with respect to long-lived assets, including intangible assets, is to periodically review the carrying amounts, at least annually, to determine if there is any impairment in the carrying value. As of September 30, 2002, management believes that there is no impairment in the carrying value of any of its long-lived assets.


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


NOTE 8 -  RECEIVABLE RELATED PARTY

On July 5, 2001 the Company's Board of Directors approved and authorized the Company to make a loan of $250,000 to the Company's President. The loan, according to the minutes of the Board meeting, is interest only for ten years with the total principal due at the end of ten years. Interest has been waived in the years ended December 31, 2000 and 2001 by the board of directors. As of September 30, 2002, $236,973 was advanced on the loan. On April 5, 2001 the company advanced Intermode (an Italian company) $36,951 in connection with product development.


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


NOTE 11 - SUBSEQUENT EVENTS

At a special September 27, 2002 meeting of the shareholders of Beechport Capital Corp., the Company authorized changing its name by merging into its wholly-owned subsidiary Itec Environmental Group, Inc. thus changing the domicile of the Company from Colorado to Delaware.

The Secretary of State for the State of Delaware received, accepted and posted the proposed changes on October 11, 2002.

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

As of September 30, 2002 the Company does not have sufficient cash or lines of credit for the next twelve months but is in the process of raising funds through a second round of a Regulation S offering. The first round was completed in early June and the second round is expected to be completed by late October 2002. Through this offering the Company expects to have sufficient cash or lines of credit to satisfy its needs for the twelve months ending September 30, 2003.

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


ITEM 3.  Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer (the "Certifying Officers") are responsible for establishing and maintaining disclosure controls and procedures for the Company.

The Certifying Officers have designed such disclosure controls and procedures to ensure that material information is made known to them, particularly during the period in which this report was prepared.

The Certifying Officers have evaluated the effectiveness of the Company's disclosure controls and procedures within 90 days of the date of this report and believe that the Company's disclosure controls and procedures are effective based on the required evaluation. There have been no significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


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

As of September 30, 2002 foreign designees of Starz had purchased an aggregate of 5,015,040 shares under the Agreement and the Company had received net proceeds of $1,194,446 or $.24 per share. Under the terms of the Agreement, Starz has the right to require the Company to include the shares in any registration statement under the Act filed by the Company after a period of one year from the date of purchase of such shares. All costs in connection with such registration are to be paid by the Company. The Company claims the exemption from registration of this transaction afforded by Regulation S under the Act in that all sales of the shares were made in "off-shore transactions" to persons who are not U.S. persons. No "directed selling efforts" were engaged in by either the Company or Starz and Starz made other representations and entered into other agreements consistent with the provisions of Regulation S.

Pursuant to a Regulation S Stock Purchase Agreement dated March 28, 2002 (the "Agreement"), between the Company and Starz Investments Limited, a Belize International Business company ("Starz"), the Company agreed to sell and Starz agreed to use its best efforts to purchase up to 7,500,000 shares of the Company's common stock, at a purchase price equal to 35% of the bid price of the Company's shares as quoted on the OTC Bulletin Board for the five consecutive trading days immediately preceding the date of a purchase order received by the Company.

As of September 30, 2002 foreign designees of Starz had purchased an aggregate of 6,377,716 shares under the Agreement and the Company had received net proceeds of $ 289,263 or $.05 per share. Under the terms of the Agreement, Starz has the right to require the Company to include the shares in any registration statement under the Act filed by the Company after a period of one year from the date of purchase of such shares. All costs in connection with such registration are to be paid by the Company. The Company claims the exemption from registration of this transaction afforded by Regulation S under the Act in that all sales of the shares were made in "off-shore transactions" to persons who are not U.S. persons. No "direct selling efforts" were engaged in by either the Company or Starz and Starz made other representations and entered into other agreements consistent with the provisions of Regulation S.


Item 3.  Defaults Upon Senior Securities     (None)

Item 4.  Submission of Matters to a Vote of Security Holders

At a special September 27, 2002 meeting of the shareholders of Beechport Capital Corp. the Company authorized changing its name by merging into its wholly-owned subsidiary ITec Environmental Group, Inc. thus changing the domicile of the Company from Colorado to Delaware.

The Secretary of State for the State of Delaware received, accepted and posted the proposed changes on October 11, 2002.


Item 5.  Other Information


Item 6.  Exhibits and Reports on Form 8-K

   (a)   Reports on Form 8-K


     Form 8-K filed September 27, 2002 to report the change of name and domicile, and incorporated by reference herein.

                                   SIGNATURES

     In accordance with the requirements of the Exchange Act, the Company caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Dated:  November 14, 2002            ITEC ENVIRONMENTAL GROUP, INC.
                                     (Registrant)


                                 BY  /s/ Gary M. De Laurentiis
                                     -------------------------
                                     Gary M. De Laurentiis
                                     Chief Executive Officer


                                 BY  /s/ Michael E. Hofmann
                                     -------------------------
                                     Michael E. Hofmann
                                     Chief Financial Officer

CERTIFICATION

I, Gary M. De Laurentiis, Chief Executive Officer, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of Itec Environmental Group;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002

                                 BY  /s/ Gary M. De Laurentiis
                                     -------------------------
                                     Gary M. De Laurentiis
                                     Chief Executive Officer

CERTIFICATION

I, Michael E. Hofmann, Chief Executive Officer, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of Itec Environmental Group;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002

                                 BY  /s/ Michael E. Hofmann
                                     -------------------------
                                     Michael E. Hofmann
                                     Chief Financial Officer