Form 10QSB/A
period 2002-09-30
ITEC ENVIRONMENTAL GROUP INC
filed 2002-11-15
CIK 855372

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                AMENDMENT NO. 1
                                       TO
                                  FORM 10-QSB

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

                                   SIGNATURES

     In accordance with the requirements of the Exchange Act, the Company caused this report as amended to be signed on its behalf by the undersigned, thereunto duly authorized.


Dated:  November 15, 2002            ITEC ENVIRONMENTAL GROUP, INC.
                                     (Registrant)


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

CERTIFICATION

I, Michael E. Hofmann, Chief Financial Officer, certify that:

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