Form 10KSB
period 2002-12-31
ITEC ENVIRONMENTAL GROUP INC
filed 2003-04-18
CIK 855372

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

 ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal years ended DECEMBER 31, 2002


                         Commission file number 33-31067

                             Itec Environmental Group, Inc
         ----------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

           DELAWARE                                  31-1705310
           --------                                  ----------
   (State or other jurisdiction            (IRS Employer Identification No.)
      of incorporation)

                693 Hi Tech Parkway Suite 3, Oakdale, California 95361
                -------------------------------------------------
                    (Address of principal executive offices)

                                 (209) 848-3900
                                 --------------
                         (Registrant's telephone number)

Securities registered under Section 12(b) of the Exchange Act: NONE.

Securities registered under Section 12(g) of the Exchange Act:

                          COMMON STOCK, $0.001 PAR VALUE.


Check whether the Registrant  (1) has filed all reports  required to be filed by
Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

State Registrants's revenues for its most recent fiscal year: $24,000

As of December 31, 2002, 41,997,068 shares of common stock were outstanding, and
the  aggregate   market  value  of  the  shares  held  by   non-affiliates   was
approximately $2,315,000.

Documents incorporated by reference:  NONE

Transitional Small Business Disclosure Format:  Yes  [   ]    No       [X]

         This Report on Form 10-KSB contains information concerning the issuer relating to the fiscal year ended December 31, 2002, except where otherwise indicated.


                             Itec Environmental Group, Inc
                          Annual Report on Form 10-KSB
                                Table of Contents

PART I

ITEM 1.  DESCRIPTION OF BUSINESS .........................................   3
ITEM 2.  DESCRIPTION OF PROPERTY .........................................  14
ITEM 3.  LEGAL PROCEEDINGS ...............................................  14
ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS .............  14

PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS ........  14
ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION .......  16
ITEM 7.  FINANCIAL STATEMENTS ............................................  18
ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
                    AND FINANCIAL DISCLOSURE .............................  18

PART III

ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS;
                    COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.. ..  19
ITEM 10. EXECUTIVE COMPENSATION ..........................................  21
ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT...  22
ITEM 12. CERTAIN BUSINESS RELATIONSHIPS AND RELATED TRANSACTIONS .........  23
ITEM 13. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K..  23
ITEM 14. CONTROLS AND PROCEDURES .........................................  25

SIGNATURES ...............................................................  26
CERTIFICATIONS ...........................................................  27

                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS

Special Note Regarding Forward-Looking Statements

         Certain statements in this Annual Report on Form 10-KSB (this "Form 10-KSB"), including statements under "Item 1. Description of Business," "Item 3. Legal Proceedings" and "Item 6. Management's Discussion and Analysis", constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1934, as amended, and the Private Securities Litigation Reform Act of 1995 (collectively, the "Reform Act"). Certain but not necessarily all, of such forward-looking statements can be identified by the use of forward-looking terminology such as "believes", "expects", "may", "will", "should", or "anticipates" or the negative thereof or other variations thereon or comparable terminology, or by discussions of strategy that involve risks and uncertainties. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of Itec Environmental Group, Inc. (f/k/a Beechport Capital Corp.) or its wholly-owned subsidiary, Environmental Recycling Services of America, Inc., a California corporation ("ERSA) (collectively "the Company", "we" or "us") to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. References in this Form 10-KSB, unless another date is stated, are to December 31, 2002.

BACKGROUND

         Itec Environmental Group, Inc (f/k/a Beechport Capital Corp.) (the "Company") was incorporated under the laws of the State of Colorado on January 24, 1989 under the name Coalmont, Inc. The name of the Company was changed to MCC Holdings, Inc. on August 14, 1992, and changed again to Beechport Capital Corp. on January 10, 1996. The Company was originally formed for the primary purpose of seeking out acquisitions of properties, businesses or merger candidates, without limitation as to the nature of the business operations or geographic area of the acquisition candidate. From inception through the date of completion of its initial public offering of securities, the Company's activities were directed toward the acquisition of operating capital.

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

     Effective May 11, 2001, the Company acquired a controlling interest in ITec pursuant to a Share Exchange Agreement dated May 4, 2001 by and between the Company and Itec. The Company thereafter acquired all the issued and outstanding shares of common stock of Itec in exchange for a total of 6,651,987 shares of the Company's restricted common stock (the "Share Exchange").

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

     In October of 2002 the Company changed its corporate name to Itec Environmental Group, Inc and its domicile to the State of Delaware.

     The Company's offices are located at 693 Hi Tech Parkway Suite 3, Oakdale, California 95361 and its telephone number is (209) 848-3900.

     Unless the context indicates otherwise all references herein to the Company include Itec Environmental Group,Inc. (f/k/a Beechport Capital Corp.) and its wholly-owned subsidiary Environmental Recycling Services of America, Inc.

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

     As of December 31, 2002 ITec had arranged with two Cool Clean Technologies, Inc ("Cool Clean") a leader in the utilization of CO2 technology, to manufacture the System. As of December 31, 2002 Cool Clean has manufactured four Systems at Cool Clean's facility in Burnsville, Minnesota. The four prototype systems are referred to as Generation One ("Gen 1")system. Additionally, Cool Clean has manufactured one Generation Two ("Gen 2")system in Europe and the Company deliver the Gen 2 to Italy in January of 2003. The Company has relocated two of the Gen 1's Systems to Oakdale, California and expects to establish a recycling facility where the Gen 1's can be both operated to generate income as well as demonstrate the process for prospective purchasers.

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

         Purchase Order Contracts of Sale have been signed for ten Systems in Italy. As of December 2002, the Company anticipates selling 50 Systems during the next 24 months.

COMPANY WEBSITES

         The current website for the Company is located at www.iteceg.com.

LICENSING AND PATENTS

         Itec's technology is under license from Honeywell International Inc. ("Honeywell"), and the U.S. Department of Energy. Honeywell has the right to grant a license to utilize the technology to one other entity, but has not done so. Currently, there are no other licensees of this technology.

MANUFACTURING

         Itec expects to enter into an Original Equipment Manufacturer ("OEM") Agreement with Cool Clean to manufacture Systems to Itec's specifications. The Company is advised that Cool Clean will arrange for manufacturing to take place at the facilities of Chart Industries, Inc in Burnsville, Minnesota (for Systems to be delivered in the United States) and the Czech Republic (for Systems to be delivered in Europe).

EMPLOYEES

         As of December 31, 2002 the Company employed six persons including its President, Chief Financial Officer and two Vice Presidents.

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

         6. The Company is Dependent on Limited Number of Manufacturing Sources.

         Through the end of its fiscal year ended December 31, 2002 the Company relied upon arrangements with Cool Clean to manufacture the System. As of December 31, 2002 four prototype Systems had been produced by Cool Clean. The Company is now reliant upon Cool Clean, a private company managed by current and former executives of Chart, to produce the System and expects its first system to be produced in July, 2002. If Cool Clean is unable or unwilling to manufacture the Company's System or if the Company's specifications with respect to the System are not met, the Company will be forced to seek out another supplier. There can be no assurance that an alternate supplier will be available on terms acceptable to the Company, if at all.

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

         13.  Demand for Plastic Flake May Decrease

         The demand for and market price of plastic flake may decrease to the point where it is not economically viable to utilize the Company's System.

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

         The Company's common stock is currently quoted on the Over-The-Counter Bulletin Board under the symbol "ITCV". The Bulletin Board is a regulated quotation service operated by the National Association of Securities Dealers, Inc. ("NASD") and displays real time quotes, last sale prices and volume information in over-the-counter equity securities such as the Company's common stock. The Bulletin Board is a quotation medium for subscribing members of the NASD, not an issuer listing service, and should not be confused with the Nasdaq Stock MarketSM. There is no assurance that the Bulletin Board will provide a liquidity for the purchase and sale of the Company's common stock.

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

         5.   Recent Issuance of Common Stock at Below Market Prices

         In December 2001 the Company agreed to issue up to 5,000,000 shares of common stock in an offering to be conducted outside the United States. As of December 31, 2002 an aggregate of 5,016,508 shares of common stock had been issued with the Company receiving net proceeds of $1,194,000 or $.24 per share. In July 2002 the Company agreed to issue up to 7,500,000 shares of common stock in an offering to be conducted outside the United States. As of December 31, 2002 an aggregate of 7,033,242 shares of common stock had been issued and the Company had received net proceeds of $327,000 or $.05 per share. As of December 31, 2002 the bid price for the Company's common stock was approximately $.06 per share.


ITEM 2.  DESCRIPTION OF PROPERTY

         The Company leases its offices from a non-affiliated party under an agreement expiring in April 2004 at a rental of $900 per month.


ITEM 3.  LEGAL PROCEEDINGS

         In early 2003 the Company filed a lawsuit against Fedegari Autoklavi A.G. for fraud, breach of contract and unfair business practices. This legal proceeding was filed in California Superior Court for Stanislaus County.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended December 31, 2002.


                                     PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         (a) MARKET INFORMATION. The Company's common stock is currently traded in the over-the-counter market, and prices for the common stock are quoted on the OTC Electronic Bulletin Board ("OTCBB") under the symbol ITCV. There is no assurance that the OTCBB can or will provide sufficient liquidity for the purchase and sale of the Company's common stock.

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

             QUARTER ENDED                     HIGH BID       LOW BID
             -------------                     --------       -------
             December 31, 2002                  $ .28          $ .02
             September 30, 2002                 $ .48          $ .05
             June 30, 2002                      $ .61          $ .24
             March 31, 2002                     $1.01          $ .60

             December 31, 2001                  $ .60          $ .16
             September 30, 2001                 $1.39          $ .28
             June 30, 2001                      $2.05          $ .16
             March 31, 2001                     $1.25          $ .19

         (b) APPROXIMATE NUMBER OF HOLDERS OF COMMON STOCK. The number of record holders of the Company's common stock at December 31, 2002, was approximately 1,400. This includes shareholders who hold stock in their accounts at broker/dealers or at clearing houses.

         (c) DIVIDENDS. No dividends have been declared or paid by the Company since inception.

         (d) RECENT SALES OF UNREGISTERED SECURITIES. Pursuant to a Regulation S Stock Purchase Agreement dated, December 20, 2001 (the "Agreement"), between the Company and Starz Investments Limited, a Belize international Business company ("Starz"), the Company agreed to sell and Starz agreed to use its best efforts to purchase up to 5,000,000 shares of the Company's common stock, at a purchase price equal to 35% of the bid price of the Company's shares as quoted on the OTC Bulletin Board for the five consecutive trading days immediately preceding the date of a purchase order received by the Company. As of December 31, 2002 an aggregate of 5,016,508 shares had been purchased under the Agreement by foreign designees of Starz and the Company had received net proceeds of $1,194,000 or $.24 per share. Pursuant to a similar Regulation S Stock Purchase Agreement dated, July 26, 2002 the ("Second Agreement") between the Company and Starz. The Company agreed to sell and Starz agreed to use its best efforts to purchase up to 7,500,000 shares of the Company's common stock, at a purchase price equal to 35% of the bid price of the Company's shares as quoted on the OTC Bulletin Board for the five consecutive trading days immediately preceding the date of a purchase order received by the Company. As of December 31, 2002 an aggregate of 7,033,242 shares had been purchased under the Second Agreement by foreign designees of Starz and the Company had received net proceeds of $327,000 or $.05 per share. Under the terms of these Agreements, Starz has the right to require the Company to include the shares in any registration statement under the Act filed by the Company after a period of one year from the date of purchase of such shares. All costs in connection with such registration are to be paid by the Company. The Company claims the exemption from registration of these transactions afforded by Regulation S under the Act in that all sales of the shares were made in "off-shore transactions" to persons who are not U.S. persons. No "directed selling efforts" were engaged in by either the Company or Starz and Starz made other representations and entered into other agreements consistent with the provisions of Regulation S.


ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

         Itec Environmental Group, Inc. (the "Company")(f/k/a Beechport Capital Corp.) was organized as a Colorado corporation on January 24, 1989. On May 29, 2001, the Company filed a current report on Form 8-K to report that effective May 4, 2001, the Company entered into a share exchange agreement with ITec, to acquire all the issued and outstanding shares of common stock of ITec in exchange for 6,651,987 shares of the Company's common stock. This business combination resulted in the shareholders of ITec owning approximately 66.5% of the issued and outstanding shares of the Company's common stock (10,000,000 shares were outstanding upon completion of the transaction), and the Company holding 100% of the issued and outstanding shares of ITec's common stock. In September of 2002 the Company filed a notice on Schedule 14A changing it's name to Itec Environmental Group, Inc. and moving the domicile to the State of Delaware.

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

         As of December 31, 2002 the Company had revenue of $24,000, a stockholders deficit of $2,536,147 an accumulated deficit of $6,755,518 and a working capital deficit of $850,418.

         The Company during first quarter 2003 expects to complete the permit process and final requirements for a 2 year lease of a 7,000 + sq ft. building for operations and processing in California. By first quarter 2003 two pilot Systems are expected to be installed at this location for testing and evaluation.

         Contracts are in place for all needed raw product and the Company is seeking additional sources of product for future growth. The Company has a contract to sell all plastic flake produced.

Strategic Alliance Agreements

         Itec has engaged in a series of discussions for the purpose of entering into manufacturing, technology and sales alliances. Such discussions are ongoing and the Company anticipates that these negotiations will lead to the consummation of several critical contracts, agreements and/or alliances in the foreseeable future that will provide the Company with the ability to accelerate the sales/delivery cycle through calendar year 2003 and thereafter.

         Orders for ten Systems to be delivered in Italy were signed in 2002 and orders for ten additional Systems were signed for delivery to start in the first quarter of 2003. Financing for all Systems will be secured through IG-Sviluppo Italia s.p.a., the Treasury Agency of Italy.

         There are pending orders for six mobile/portable Systems for delivery during calendar year 2004.

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

The Company has entered into negotiations with certain vendors and note holders who are due approximately $850,000 and has offered equity securities in payment. The Company expects a majority of the vendors and holders to convert their claims to equity securities in the first quarter of 2003. However, no assurances can be given in this regard.

         The Company has engaged consultants to assist in raising additional equity for debt reduction and working capital needs. During the second and third quarter 2003 the Company expects to issue an additional 10,000,000 shares of common stock in conjunction with its efforts to raise capital.

Significant Accounting Policies and Estimates

         Management's Discussion and Analysis of Financial Condition and Results of Operations discusses the Company's consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an on-going basis, management evaluates its estimates and judgments, including those related to reserves and intangible assets. Management bases its estimates and judgments on historical experiences and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The most significant accounting estimates inherent in the preparation of the Company's financial statements include estimates as to the appropriate carrying value of certain assets and liabilities which are not readily apparent from other sources, primarily allowance for doubtful accounts recovery of intangible assets. These accounting policies are described at relevant sections in this discussion and analysis and in the notes to the consolidated financial statements included in our Annual Report on Form l0-KSB for the fiscal year ended December 31, 2002.

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


ITEM 7.  FINANCIAL STATEMENTS

         The financial statements are set forth on pages F-1 through F-15 hereto.


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

         On February 5, 2002 the Company engaged Henry Schiffer, C.P.A., Accounting Corporation ("Schiffer") to audit the financial statements of the Company for the year ended December 31, 2001 and 2002. At no time prior thereto had the Company consulted Schiffer regarding any accounting matters.


                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

         (a) The Directors and Executive Officers of the Company as of December 31,2002 were as follows:

              NAME                    AGE            POSITION
              ----                    ---            --------
       Gary M. De Laurentiis          58             President and Director

       Andrea G. Videtta              45             Vice President Foreign
                                                      Operations and Director

       Lisa Ann Marie Fitzpatrick     37             Vice President Sales and
                                                      Director

       John R. Murray                 65             Director

       Michael E. Hofmann             52             Chief Financial Officer


         Gary M. De Laurentiis, Chairman and CEO - Mr. DeLaurentiis has substantial business management and operating experience in the plastics recycling industry. He previously served as President of Fixcor Industries International and its wholly-owned subsidiary, Pallet Technology. In this role he supervised the construction of and managed operations of plastic recycling and pallet manufacturing operations in Ohio and Florida. Mr. De Laurentiis' background includes the founding and executive management of manufacturing companies engaged in electronics, recycling and plastics molding. He has supervised the construction of two recycling plants in China and one plant in Mexico, all funded through government grants.

         Andrea G. Videtta, Vice President and Director - Mr. Videtta is currently the Director of the Center for Economic and Territorial Modification ("CESMET") in Naples, Italy. CESMET is a private company working with government and industry in city planning, economic development and environmental protection. Over the past 10 years, he has completed many management and research assignments focused on the regional development of Southern Italy. Mr. Videtta has also published books and articles on regional economic development. A native of Naples he holds a Degree in Architecture from the University of Naples and is fluent in Italian, Russian and English.

       Lisa Ann Marie Fitzpatrick, Vice President and Director - Ms. Fitzpatrick is the former project manager for Fixcor Recovery Systems where she managed the program of seeking and administering government grants. In addition she has served as the Administrative Manager of Pallet Technology where she supervised customer service, order-entry and inventory control. Ms. Fitzpatrick is the daughter of Mr. De Laurentiis.

         John R. Murray, Director - Mr. Murray has over 40 years of experience in the Business and Operations Management of the Engineering, Manufacturing, Construction and Data Processing industries. In addition, as a Consultant, he has been associated with Mr. DeLaurentiis in the Planning and Development of Plastic Recycling and Plastic Manufacturing facilities in the USA and Africa. He has also served in a consultant capacity to the President of a large volume Foam Plastic manufacturer for a period of ten years. He has an extensive background in the development and funding of both domestic and foreign operations that require Federal and Foreign government participation. He will serve as a Director of the company, and function as a Special Assistant to Mr. DeLaurentiis for the development of Eastern operations for the company, as well as for the African continent.

         Michael E. Hofmann, CFO - Mr. Hofmann joined ITec in January of 2002 as CFO. He was formerly the CFO of eBioCare.com a Silicon Valley startup that provided management and services for various chronic conditions using a Web based platform for back office, order entry and accounting services. It was successfully sold to a New York State based NASDAQ firm in mid 2001. Prior to eBioCare, Mr. Hofmann had over 20 years of accounting and finance experience from startups to Fortune 500 firms in a variety of processing, manufacturing and service companies, both domestic and international. Additionally, Mr. Hofmann has traveled extensively in Eastern Europe and Asia on various government and NGO assignments for USAID and their contractors. Mr. Hofmann attended San Francisco State College majoring in Engineering.


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

                  Based solely on its review of the Company's files and its review of the EDGAR filing system maintained by the SEC, the Company believes that during the fiscal year ended December 31, 2002 16(a) filing requirements applicable to its officers, directors and 10% shareholders were complied with.

ITEM 10. EXECUTIVE COMPENSATION

                           Summary Compensation Table

                                    Annual Compensation       Long-term Compensation
                                --------------------------  --------------------------------
                                                    Other   Restricted   Securities   LTIP      All
                        Fiscal     Salary    Bonus  Annual  Stock       Underlying   Payouts  Other
Name                     Year        $       $      Comp.                Options(#)    $     Compensation
------------------     ---------  ---------  ---    ----   ----------  -----------  -------- ------------
Gary M. DeLaurentiis   2002       $140,000   $ -    $ -                1,000,000             $ -
CEO

Lisa Fitspatrick       2002       $ 52,500     -      -                   -                    -
V.P.

Michael E. Hofmann     2002         72,000     -      -                   -                    -
CFO


         The Company has no employment agreements with its officers. During the fiscal year ended December 31, 2002, Gary M. De Laurentiis was paid $140,100. Andrea G. Videtta was paid $0.00, Lisa A. Fitzpatrick was paid $52,500. and Michael E, Hofmann was paid $72,000 The officers and directors of the Company are reimbursed for expenses paid or incurred by them on behalf of the Company.

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

         On May 28, 2001 the Company adopted the Beechport Capital Corp. 2001 Stock Plan (the "2001 Plan") which covers the issuance of up to 1,000,000 shares of common stock either directly or pursuant to options to eligible employees, directors, officers of and consultants and advisors to the Company. The purpose of the 2001 Plan is to promote the best interest of the Company and its stockholders by providing a means of non-cash remuneration to selected eligible participants. The shares covered under the 2001 Plan have been registered on Form S-8 under the Act. Between June and August 2001 the Company issued an aggregate of 842,000 registered shares under the 2001 Plan to 6 persons as compensation for services. On September 12, 2001 the 2001 Plan was amended to increase the issuance to 2,100,000 shares.

         On May 1, 2002 the Company adopted the Beechport Capital Corp. 2002 Stock Plan (the "2002 Plan") which covers the issuance of up to 2,000,000 shares of common stock either directly or pursuant to options to eligible employees, directors, officers of and consultants and advisors to the Company. The purpose of the 2002 Plan is to promote the best interest of the Company and its stockholders by providing a means of non-cash remuneration to selected eligible participants. The shares covered under the 2002 Plan have been registered on Form S-8 under the Act. On October 29, 2002 the 2002 Plan was amended to increase the issuance to 6,000,000 shares. During calendar year 2002 the Company issued an aggregate of 5,500,000 registered shares under the 2002 Plan to 5 persons as compensation for services.


ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table sets forth, as of December 31, 2002 the stock ownership of each person known by the Company to be the beneficial owner of 5% or more of the Company's common stock, each director individually and all directors and officers of the Company as a group based upon a total of 41,997,068 outstanding shares as of such date.

  Name and Address                     Amount and Nature of         Percentage
of Beneficial Owner                     Beneficial Owner            of Class
-------------------                    --------------------         ----------
Gary M. De Laurentiis                      2,354,803 (1)               5.6%
14699 Holman Mountain Road
Jamestown, California  95327

Andrea G. Videtta                            592,027                   1.4%
Vico Lungo Trinita degli Spagnoli 18a
80134 Napoli, Italy

Lisa Ann Marie Fitzpatrick                   465,639 (1)               1.1%
12933 150th Court North
Jupiter, Florida  33478

John R. Murray                                     0                   0.0%
7 Maxson Ave.
Locust, NJ 07760

Michael E. Hofmann                                 0                   0.0%
13330 Valley Home Rd
Valley Home, Ca 95361

All Directors and Officers                 3,412,469                   8.1%
as a Group (5 persons)

---------------
(1) Mr. De Laurentiis is the father of Ms. Fitzpatrick and disclaims beneficial ownership of all shares held by her.

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

         On July 5, 2000, ITec's Board of Directors approved and authorized Itec to loan up to $250,000 to Gary M. De Laurentiis, President and a director of the Company. The loan is unsecured, with interest only payable for 10 years and the total principal due at the end of that period. As of December 31, 2002 principal in the amount of $236,973 had been advanced by the Company and interest had been waived.

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

         10.2     Regulation S Stock Purchase Agreement dated December 20,
                  2001 (Incorporated by reference to Registrant's Annual Report on Form 10-KSB for year ended December 31, 2001

         10.3 Beechport Capital Corp. 2002 Stock Plan dated May 1, 2002 (Incorporated by reference to Registrant's Form S-8 Registration Statement, File No. 333-87776)

         10.4 Beechport Capital Corp. 2002 Stock Plan dated October 29, 2002 (Incorporated by reference to Registrant's Form S-8 Registration Statement, File No. 333-100946




(2)       Financial Statements filed herein

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

            Statements of Operations           `                           F-5

            Statements of Stockholders' Equity                             F-6

            Statements of Cash Flows                                       F-7

            Notes to Consolidated Financial Statements                     F-8

(3)       Reports on Form 8-K

          No reports were filed during the quarter ended December 31, 2002.

ITEM 14.  CONTROLS AND PROCEDURES

         We maintain a comprehensive set of disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934 ("Exchange Act") and internal controls designed to ensure that information required to be disclosed in our filings under the Exchange Act is recorded, processed, summarized and reported accurately and within the time periods specified in the SEC's rules and forms. As of Feb. 28, 2003 (the "Evaluation Date"), an evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the Evaluation Date, the design and operation of these disclosure controls and procedures were effective to provide reasonable assurance of the achievement of the objectives described above.

         Subsequent to the Evaluation Date, there were no significant changes in internal controls or other factors that could significantly affect internal controls, including any corrective actions with regard to significant deficiencies and material weaknesses.

                                  SIGNATURES

     In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   Itec Environmental Group, Inc.
                                            (Registrant)


Dated: April 17, 2003             By: /s/ Gary M. De Laurentiis
                                      -------------------------
                                      Gary M. De Laurentiis
                                      Chief Executive Officer


     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report as amended has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

         Signature               Title                         Date

/s/ Gary M. De Laurentiis        Chief Executive Officer   April 17, 2003
-------------------------        and Director
Gary M. De Laurentiis


/S/ Michael E. Hofmann           Chief Financial Officer   April 17, 2003
------------------
Michael E. Hofmann


/s/ Andrea G. Videtta            Director                  April 17, 2003
-------------------------
Andrea G. Videtta


/s/ Lisa Ann Marie Fitzpatrick   Director                  April 17, 2003
------------------------------
Lisa Ann Marie Fitzpatrick


/s/ John R. Murray               Director                  April 17, 2003
-------------------------------
John R. Murray

                CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350,
                       AS ADOPTED PURSUANT TO SECTION 302
                        OF THE SARBANES-OXLEY ACT OF 2002

I, Gary M. De Laurentiis, Chief Executive Officer of Itec Environmental Group Inc. certify that:

1. I have reviewed this annual report on Form 10-KSB of Itec Environmental Group Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

     c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and


     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


/s/ Gary M. De Laurentiis
-------------------------
Gary M. De Laurentiis
Date: April 17, 2002

                CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350,
                       AS ADOPTED PURSUANT TO SECTION 302
                        OF THE SARBANES-OXLEY ACT OF 2002

I, Michael E. Hofmann, Chief Financial Officer of Itec Environmental Group Inc. certify that:

1. I have reviewed this annual report on Form 10-KSB of Itec Environmental Group Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

     c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and


     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


/s/ Michael E. Hofmann
----------------------
Michael E. Hofmann
Date: April 17, 2002

                  ITEC ENVIRONMENTAL GROUP INC. AND SUBSIDIARY
        -----------------------------------------------------------------
                          (a Development-Stage Company)


                              FINANCIAL STATEMENTS

                      DECEMBER 31, 2002 & DECEMBER 31, 2001



                                                                        Page
                                                                        ----
  Accountant's Report (Henry Schiffer, CPA)                             F-2

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

         Statements of Stockholders' Equity                             F-6

         Statements of Cash Flows                                       F-7

         Notes to Consolidated Financial Statements                     F-8

                REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANT




The Shareholders
ITEC ENVIRONMENTAL GROUP INC.
(A Development -Stage Company)

I have audited the accompanying consolidated balance sheet of ITEC ENVIRONMENTAL GROUP Inc. for the twelve months ending December 31, 2002 and the related consolidated statements of income and changes in stockholders' equity, and cash flows for the period ended December 31, 2002. These financial statements are the responsibility of management. My responsibility is to express an opinion on these financial statements based on my audit.

I conducted my audit in accordance with generally accepted accounting standards. In my opinion, the consolidated financial statements referred to above present fairly, the consolidated financial position of ITEC ENVIRONMENTAL GROUP INC., a development stage company, for the date indicated above and the results of its consolidated operations, stockholders' equity and cash flows for the year then ended in conformity with generally accepted accounting principles consistently applied.

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



/s/ Henry Schiffer, CPA
----------------------------
Henry Schiffer, CPA
An Accountancy Corporation
Beverly Hills, California
March 28, 2003


                  ITEC ENVIRONMENTAL GROUP, INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS

                                                         DECEMBER 31,    DECEMBER 31,
                                                             2001           2002
                                                       -------------    -------------
               Assets
Current Assets
        Cash and cash equivalents                       $     4,253      $   (11,790)
        Accounts Receivable                                  36,951           51,774
        Inventory                                                            238,466
        Employee Advance                                          0            8,000
                                                       -------------    -------------
                  Total current assets                       41,204          286,450

Fixed Assets
        Furniture and equipment net of
        Depreciation of $3,321-2001, 13,675-2002             11,959          106,189
                                                       -------------    -------------

                  Total fixed assets                         11,959          106,189

Other Assets
        License Fee                                          63,000           50,000
        Note Receivable-President                           236,973          236,973
        Allowance for doubtful notes                                        (186,604)
        Deposits                                                               5,153
        Prepaid Expenses                                                      10,472
        Other-(Misc.)                                         7,565           40,589
                                                       -------------    -------------
                  Total other asets                         307,538          156,583
                                                       -------------    -------------

                  Total Assets                          $   360,701      $   549,222
                                                       =============    =============



See accompanying notes to financial statements

                  ITEC ENVIRONMENTAL GROUP, INC. AND SUBSIDIARY
                     CONSOLIDATED BALANCE SHEETS, Continued

                                                         DECEMBER 31,    DECEMBER 31,
                                                             2001           2002
                                                       -------------    -------------
               Liabilities & Stockholders' (Deficit)

Current Liabilities
        Accounts Payable                                $   524,120      $   782,995
        Accrued Liabilities                                 122,621           72,092
                                                       -------------    -------------
                  Total Current Liabilities                 646,741          855,087

Other Liabilities
        Note Payable G M A                                1,100,000        1,100,000
        Note Payable Italian Investors                      815,230          815,230
        Deferred Revenue                                    129,875          170,000
        Other                                                   -            145,053
                                                       -------------    -------------
                  Total Other Liabilities                 2,045,105        2,230,283
                                                       -------------    -------------
                  Total Liabilities                       2,691,846        3,085,370
                                                       -------------    -------------

Stockholders' (Deficit)
        Preferred Stock, $0.001 par value,                                         0
          10,000,000 shares authorized
        Common Stock, $0.001 par value                        1,000          254,715
          750,000,000 shares authorized
          41,997,068 outstanding at 12/31/02
        Paid In Capital                                   1,111,380        3,517,163
        (Deficit) accumulated during
          Development stage                              (3,634,213)      (6,308,025)
                                                       -------------    -------------
                  Total Stockholders' Deficit            (2,521,833)      (2,536,147)
                                                       -------------    -------------
                  Total Liabilities & Stockholders'
                   Deficit                              $   360,701      $   549,222
                                                       =============    =============


See accompanying notes to financial statements

                  ITEC ENVIRONMENTAL GROUP, INC. AND SUBSIDIARY
                        CONSOLIDATED STATEMENT OF INCOME
                            AND COMPREHENSIVE INCOME

                                                      12 Months Ended
                                                -----------------------------
                                                 December 31,    December 31,
                                                     2001            2002
                                                -------------   -------------

Revenues                                          $      -       $    24,048
Interest Income                                       (1,322)            -
                                                -------------   -------------
        Total Income                                  (1,322)         24,048

Cost of Goods                                                         16,706

Gross Profit                                          $ 7,342              2

Operating Expenses
    Consulting Fees                                1,416,704         921,350
    Advertising                                            0           1,087
    Auto expense                                           0              44
    Payroll                                          268,867         498,324
    Italian Expenses                                 192,387         118,346
    Professional Fees                                 98,859         213,557
    Research and Development                          60,000          12,740
    Travel & Entertainment                            77,494          80,154
    Engineering                                       53,569         137,563
    Telephone                                         31,816          32,510
    Insurance                                         27,451          13,277
    Rent / Utilities                                  21,939           5,286
    Depreciation                                                       8,082
    Licenses and Permits                                                 503
    Other-(Misc.)                                     60,379          88,276
    Interest Expense                                  74,982         175,471
    Debt Placement Cost                           -                  192,834
    Currency Conversion Net Loss                       5,954             140
        Total Operating Expenses                   2,390,401       2,499,544
                                                -------------   -------------

         Total Net Income (Loss)                 ($2,389,079)    ($2,492,202)
                                                =============   =============


41,997,068 shares outstanding earnings per share                     ($0.059)

Fully dilulated basis 43,997,068 shares outstanding                  ($0.057)


See accompanying notes to financial statements

                  ITEC ENVIRONMENTAL GROUP, INC. AND SUBSIDIARY
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                     FOR THE PERIOD ENDED DECEMBER 31, 2002


                                   No. of Common     Stock        Additional      Accumulated       Total
                                    Stock Shares     Amount     Paid-In Capital     Deficit
                                  ---------------------------------------------------------------------------

Balance at December 31, 2000           6,651,987       1,000              -        (1,209,661)    (1,208,661)

Balance at December 31, 2001          12,692,000     212,608        1,090,460      (3,803,028)    (2,499,960)

Net Loss for the period ended
   December 31, 2002                                                               (2,492,201)    (2,492,201)

Common Stock issued for services
     December 31,  2002                6,200,000       6,200          932,238                        938,438

Common Stock issued for debt
    December 31, 2002                 23,105,068      23,105        1,507,267                      1,530,372

Conversion to $0.001 par stock                        12,802          (12,802)        (12,796)       (12,796)

                                  ===========================================================================
Balance at December 31, 2002          41,997,068     254,715        3,517,163      (6,308,025)    (2,536,147)
                                  ===========================================================================

See accompanying notes to financial statements

                 ITEC ENVIRONMENTAL GROUP, INC. AND SUBSIDIARY
                             STATEMENT OF CASH FLOWS


                                                         12 Months Ended
                                                   ----------------------------
                                                   December 31,    December 31,
                                                       2001            2002
                                                   ------------    ------------
Cash Flows From Operating Activities
    Net Income (Loss)                               $2,389,079      $2,492,201
        Adjustments to reconcile net income               -
        (loss) to net cash (used in)
        provided by operating activities:
        Increase in accounts payable, accrued
        expenses and other
        (Increase) in other assets                   1,161,423      (2,322,466)
                                                  -------------   -------------
    Net cash (used in) provided by operating
     activities                                       1,227,656         169,735
                                                  -------------   -------------

Cash Flows From Investing Activities
    Net cash used in investing activities              (48,761)       (162,387)
                                                  -------------   -------------

Cash Flows From Financing Activities
        Proceeds from notes payable
        Issuance of common stock                                        63,027
        Capital raised                               2,197,780       3,505,672
        Note payable GMA                            (1,100,000)     (1,100,000)
                                                  -------------   -------------

    Net cash (used in) provided by financing
     activities                                      1,097,780       2,468,699
                                                  -------------   -------------
    Net increase in cash                                   -               -

    Net decrease in cash                              (279,824)        (16,044)

    Cash, beginning of period                          284,077           4,253
                                                  -------------   -------------

    Cash, end of period                            $     4,253     $  ( 11,790)
                                                  =============   =============



See accompanying notes to financial statements

                  ITEC ENVIRONMENTAL GROUP, INC AND SUBSIDIARY
                          (A Development-Stage Company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2002

NOTE 1 - Summary of Significant Accounting Policies:

This summary of significant accounting policies of Itec Environmental Group, Inc. (f/k/a Beechport Capital Corp.) and Subsidiary is presented to assist in understanding the Company's financial statements and is stated in United States dollars. The financial statements and notes are representations of the Company's management who is responsible for their integrity and objectivity. These accounting policies conform to generally accepted accounting principles in the United States of America and have been consistently applied in the preparation of the financial statements.


     (a)  General
          -------

Beechport Capital Corp. ("Beechport") was organized as a Colorado corporation on January 24, 1989, in order to evaluate, structure and complete a merger with or acquisition of, prospects consisting of private companies, partnerships or sole proprietorships.

ITEC Environmental Group, Inc. ("Itec") was incorporated under the laws of the State of Delaware on March 28, 2000. Itec was formed for the purpose of acquiring certain patented technology and the development of a worldwide market for its usage.

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

The Company's subsidiary, Environmental Recycling Service of America, Inc. ("ERSA") was incorporated under the laws of the State of California on March 6, 2002. ERSA will process and recycle plastic containers using the ECO2 system developed and sold by Itec.


Unless the context indicates otherwise all references herein to the Company include Itec Environmental Group, Inc. its predecessor Beechport Capital Corp. and its wholly-owned subsidiary Environmental Recycling Service of America, Inc.

     (b)  Per Share Information
          ---------------------

Per share information is determined using the weighted average number of shares outstanding.

     (c)  Furniture and Equipment
          -----------------------

Furniture  and  equipment   will  be  carried  at  cost,   net  of   accumulated
depreciation. Depreciation will be computed using straight-line methods over estimated useful lives of the assets ranging from three to seven years.

     (d)  Revenue and Expense Recognition
          -------------------------------

As of December 31, 2002, the Company had revenue $24,000. The Company intends to recognize revenues from sales of equipment upon delivery as per SAB 101.

The Company intends to contract with others for the manufacturing of the equipment. General and administrative expenses and the costs of advertising are expensed as incurred.

     (e)  Concentrations
          --------------

Financial instruments that potentially subject the company to concentrations of credit risk consist principally of temporary cash investments and cash equivalents and trade accounts receivables. At December 31, 2002, the Company had no amounts of cash or cash equivalents in U.S. financial institutions in excess of amounts insured by agencies of the U.S. Government. At December 31, 2002 the Company had trade receivables of $51,000 from domestic customers. Future trade receivables are expected to be principally from customers in Italy. Since initial anticipated customers will be from one geographic location, a concentration of credit risk could exist due to potential changes in economic activity in that area. The Company does not require collateral for its trade accounts receivables.

     (f)  Cash Equivalents
          ----------------

The Company considers all short-term investments in securities that mature in 90 days or less to be cash equivalents

     (g)  Allowance for Doubtful Accounts
          -------------------------------

Based on collection experience of the Company, no allowance for doubtful accounts has been provided. Historically the Company has never had any material amounts of uncollectible accounts. Provision for doubtful account at December 31, 2002 is for a receivable from an officer stockholder without adequate collateral.

     (h) Use of Estimates in the Preparation of Financial Statements -----------------------------------------------------------The
preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

     (i)  Geographic Area of Operations
          -----------------------------

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


Note 3 - Common Stock

The Articles of Incorporation of Itec authorize a maximum of 750,000,000 shares of $0.001 par value common stock and 10,000,000 shares of $0.001 par value preferred stock. At December 31, 2002, 41,997,068 shares of common stock were issued and outstanding.

On April 1, 2000, Itec entered into stock subscription agreements for the issuance of 1,000 shares at $1.00 per share.

On July 3, 2000 Itec's Board of Directors approved the Company entering into loan/investment agreements with various Italian investors not to exceed $875,000. The Board also authorized the payment of a 10% commission on the funds raised by the loan/investment agreements. The term of the loans as agreed to by the Board would be three years. Interest would be payable monthly with the total principal due in three years. The investors would have the right to participate in future issuances of common stock on a pro rata basis, except that this provision shall not apply prior to a business combination transaction in which the common stock of Itec would become publicly traded, or if Itec were to consummate an initial public offering.

On July 15, 2000, the Board also authorized the issuance of up to 15% of Itec's common stock to the various Italian investors. In lieu of Itec's entering into loan/investment agreements described above, a revised agreement between Itec's President and the Italian investors was used which allowed participants in the Italian GPDP Program to make loans at a rate of $5,500 per share of Itec common stock. Funds thus generated (approximately $815,230 at March 31, 2002) were to be repaid when Itec became a public company. Upon repayment of the advances, the investors would retain their stock ownership. To comply with various Italian regulations, Itec's President personally issued shares of Itec's common stock to the Italian investors. The funds advanced from the investors were deposited in accounts in ITEC's President's name and the advances were to Itec's President. Due to the substance of the transaction over its form, the transactions have been shown as Itec transactions with the cash balances and advances payable recorded on the financial statements. Itec's President has represented that the funds received are assets of Itec and Itec has assumed the related obligations.

On May 4, 2001 Beechport entered into a share exchange agreement with Itec to acquire all the issued and outstanding shares of common stock of Itec in exchange for 6,651,987 shares of Beechport's common stock. This business combination resulted in the shareholders of ITEC owning approximately 66.5% of the issued and outstanding shares of the Company's common stock (10,000,000 shares were outstanding upon completion of the transaction), and the Company holding 100% of the issued and outstanding shares of Itec's common stock.

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

In June and September of 2001 the Board authorized the issuance of up to 2,100,000 shares under S-8 filings for services performed for the Company. 1,992,000 shares were issued in early July. The Company's stock was trading in the range of $0.50 to $0.90 with a five-day average of $0.72 per share. The discount allowed was set at 25% resulting in a valuation of $0.54 per share. One hundred thousand shares were issued in late September 2001. The Company's stock was trading in the range of $0.28 to $0.43 with a five-day average of $0.36 pr share. The discount allowed was set at 25% resulting in a valuation of $0.27 per share.

In December 2001 the Company agreed to issue up to 5,000,000 shares of common stock in an offering to be conducted outside the United States. As of December 31, 2002 an aggregate of 5,016,508 shares of common stock had been issued with the Company receiving net proceeds of $1,194,000 or $.24 per share. In July 2002 the Company agreed to issue up to 7,500,000 shares of common stock in an offering to be conducted outside the United States. As of December 31, 2002 an aggregate of 7,033,242 shares of common stock had been issued and the Company had received net proceeds of $327,000 or $.05 per share. As of December 31, 2002 the bid price for the Company's common stock was approximately $.06 per share.


Note 4 - Notes Payable

Itec entered into an agreement with Glenwood Marketing Associates, Inc., (GMA) effective April 25, 2000 whereby GMA agreed to lend $1,100,000 to Itec. From the $1,100,000 loan Itec agreed to pay $200,000 of capital formation fees to GMA.

The loan bears interest at 10% per annum payable in monthly interest only payments for the 36-month term of the loan. Itec agreed to amend its articles of incorporation so as to allow the issuance of a preemptive and preferential right to purchase shares pursuant to Board of Director approval. The Company agreed to promulgate a Board resolution to convey to GMA 20% of the Company's issued and outstanding common stock and further that Board shall vest GMA with preferential rights to acquire additional shares, at no cost to GMA, when additional shares are issued, so as to maintain GMA's stock ownership position at 20% of the issued and outstanding common stock. GMA's interest shall be non-diluted, except that this provision shall not apply if the Company's common stock becomes publicly traded.

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

                    Year Ending December 31,
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

On April 25, 2001, Honeywell revised the payment schedule to reflect the updated delivery schedule so that the previous December 1, 2001 payment is now due May 30, 2001 and the final payment due March 31, 2003. As of March 31, 2002, the $16,667 paid and the additional $33,333 accrued have been accounted for as prepaid expenses based upon the revised agreement whereby these amounts apply only upon shipment of the first equipment systems. The amounts are not refundable and will be expensed upon shipment. This agreement shall automatically renew for additional one-year periods after the end of the initial five-year term unless written notice is given by either party of its intent to terminate the agreement. Honeywell may terminate this agreement in the event of bankruptcy or insolvency of the Company, an assignment for the benefit of creditors of the Company, the nationalization of the industry which encompasses any products or services, any suspension of payments under the terms of the agreement by government regulation, the Company's failure to commence manufacture of the agreement, a substantial change in ownership of the Company (whether resulting from merger, acquisition, consolidation or otherwise), another company or person acquiring control of the Company, or the existence of a state of war between the United States and any country where the Company has a license to manufacture products of services. In addition, if either party to the agreement defaults for any reason in any of the obligations under the terms of the agreement, the other party will have the right to terminate the agreement by giving at least 60 days written notice.

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

The $50,000 license fee is recorded as a prepaid expense and will be recorded as an intangible asset when production begins. The intangible asset cost is being amortized over the five-year initial term of the license agreement on a straight-line basis. Management's policy with respect to long-lived assets, including intangible assets, is to periodically review the carrying amounts, at least annually, to determine if there is any impairment in the carrying value. As of December 31, 2002, management believes that there is no impairment in the carrying value of any of its long-lived assets.


Note 7 -  Exclusive Supply Contract

On August 30, 2000 the Company entered into an exclusive five-year supply contract with Fedegari Autoklavi A.G. (Fedegari), an Italian equipment manufacturer. Under the terms of the agreement, the Company and Fedegari agreed that Fedegari would be the exclusive supplier of the equipment used to implement the technology licensed from Honeywell and that the Company would be the exclusive buyer of this equipment supplied by Fedegari. The Company agreed to pay Fedegari a $50,000 design fee, of which $25,000 was paid as of December 31, 2000 with the remaining $25,000 payable upon completion of the prototype. In addition, the Company has agreed to pay Fedegari $150,000 for the initial prototype model of the equipment. As of March 31, 2002, the prototype had not been completed but the company has advanced $60,000 of the $150,000. Therefore, no liability has been provided for in the accompanying financial statements. A material commitment exists with respect to this matter.

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

According to the terms of the contract, the contract shall be governed by the laws of Switzerland, without reference to principles of conflict of laws, except that the United Nations Convention on Contracts for Sale of Goods shall not apply. Both parties have agreed that the exclusive jurisdiction over any legal action arising out of or in connection with the contract shall only be brought in the International Court in Geneva, Switzerland.


Note 8 -  Receivable Related Party

On July 5, 2001 the Company's Board of Directors approved and authorized the Company to make a loan of $250,000 to the Company's President. The loan, according to the minutes of the Board meeting, is interest only for ten years with the total principal due at the end of ten years. Interest has been waived in the years ended December 31, 2000, 2001 and 2002 by the board of directors. As of December 31, 2002, $236,973 was advanced on the loan. On April 5, 2001 the company advanced Intermode (an Italian company) $36,951 in connection with product development.


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


NOTE 11 - Subsequent Events

In early 2003 the Company filed a lawsuit against Fedegari Autoklavi A.G. for fraud, breach of contract and unfair business practices. This legal proceeding was filed in California Superior Court for Stanislaus County.

In January 2003 Itec leased a 6,900 square ft. industrial building to set up the ECO2 cleaning system. This location will serve as both a testing and demonstration site. Itec moved its corporate office to this location in February 2003.