Form 10KSB/A
period 2002-12-31
ITEC ENVIRONMENTAL GROUP INC
filed 2003-05-01
CIK 855372

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-KSB/A
                                 AMENDMENT NO. 1

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

                                  SIGNATURES

     In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this amended Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   Itec Environmental Group, Inc.
                                            (Registrant)


Dated: April 30, 2003             By: /s/ Gary M. De Laurentiis
                                      -------------------------
                                      Gary M. De Laurentiis
                                      Chief Executive Officer


     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report as amended has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

         Signature               Title                         Date

/s/ Gary M. De Laurentiis        Chief Executive Officer   April 30, 2003
-------------------------        and Director
Gary M. De Laurentiis


/S/ Michael E. Hofmann           Chief Financial Officer   April 30, 2003
------------------
Michael E. Hofmann


/s/ Andrea G. Videtta            Director                  April 30, 2003
-------------------------
Andrea G. Videtta


/s/ Lisa Ann Marie Fitzpatrick   Director                  April 30, 2003
------------------------------
Lisa Ann Marie Fitzpatrick


/s/ John R. Murray               Director                  April 30, 2003
-------------------------------
John R. Murray

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


/s/ Gary M. De Laurentiis
-------------------------
Gary M. De Laurentiis
Date: April 30, 2002

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


/s/ Michael E. Hofmann
----------------------
Michael E. Hofmann
Date: April 30, 2002

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
                                  ===========================================================================

See accompanying notes to financial statements

                 ITEC ENVIRONMENTAL GROUP, INC. AND SUBSIDIARY
                             STATEMENT OF CASH FLOWS


                                                         12 Months Ended
                                                   ----------------------------
                                                   December 31,    December 31,
                                                       2001            2002
                                                   ------------    ------------
Cash Flows From Operating Activities
    Net Income (Loss)                              ($2,389,079)    ($2,492,201)
        Adjustments to reconcile net income               -
        (loss) to net cash (used in)
        provided by operating activities:
        Increase in accounts payable, accrued
        expenses and other
        (Increase) in other assets                   1,060,236         169,735
                                                  -------------   -------------
    Net cash (used in) provided by operating
     activities                                     (1,328,843)     (2,322,466)
                                                  -------------   -------------

Cash Flows From Investing Activities
    Net cash used in investing activities              (48,761)       (162,387)
                                                  -------------   -------------

Cash Flows From Financing Activities
        Proceeds from notes payable
        Issuance of common stock                                        63,027
        Capital raised                               2,197,780       2,405,672
        Note payable GMA                            (1,100,000)
                                                  -------------   -------------

    Net cash (used in) provided by financing
     activities                                      1,097,780       2,468,699
                                                  -------------   -------------
    Net increase in cash                                   -               -

    Net decrease in cash                              (279,824)        (16,154)

    Cash, beginning of period                          284,077           4,253
                                                  -------------   -------------

    Cash, end of period                            $     4,253       ($ 11,901)
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