Form 10QSB
period 2003-03-31
ITEC ENVIRONMENTAL GROUP INC
filed 2003-05-23
CIK 855372

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-QSB

(Mark One)

       [X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
            SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended  March 31, 2003
                                                ------------------

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

                       693 Hi Tech Parkway Suite 3, Oakdale, CA
                     --------------------------------------
                    (Address of principal executive offices)

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


APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of March 31, 2003, the issuer had 45,297,068 shares of common stock, no par value, outstanding.

Transitional Small Business Disclosure Format (Check one):  Yes [ ]   No [X]

                         ITec Environmental Group, Inc.
                            31 March 2003 10-QSB


                                   INDEX


PART I - FINANCIAL INFORMATION                                    Page

Item 1.  Consolidated Financial Statements (Unaudited)             3

  Review Report of Independent Certified Public Accountant         3

  Consolidated Balance Sheets                                      4-5

  Consolidated Statements of Income and Comprehensive Income
    for the three months ended March 31, 2003 and 2002             6


  Consolidated Statements of Changes in Stockholders' Equity       7

  Consolidated Statements of Cash Flows for the three months
    ended March 31, 2003                                           8

  Notes to Consolidated Financial Statements                      9-16

Item 2.  Management's Discussion and Analysis of Financial
              Condition and Results of Operations                 17

Item 3.  Controls and Procedures                                  17

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings                                        17

Item 2.  Changes in Securities                                    18

Item 3.  Defaults upon Senior Securities                          19

Item 4.  Submission of Matters to a Vote of Security Holders      19

Item 5.  Other Information                                        19

Item 6.  Exhibits and Reports on Form 8-K                         19


SIGNATURES                                                        20

CERTIFICATIONS                                                    21

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements


                REVIEW REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANT


The Shareholders
ITEC ENVIRONMENTAL GROUP, INC.
(A Development Stage Company)

I have reviewed the accompanying consolidated balance sheet of ITEC ENVIRONMENTAL GROUP, INC. for the three months ending March 31, 2003 and the related consolidated statements of income and changes in stockholders' equity, and cash flows for the period ended March 31, 2003. These financial statements are the responsibility of management. My responsibility is to express an opinion on these financial statements based on my audit.

I conducted my review in accordance with generally accepted accounting standards. In my opinion, the consolidated financial statements referred to above present fairly, the consolidated financial position of ITEC ENVIRONMENTAL GROUP INC., a development stage company, for the date indicated above and the results of its consolidated operations, stockholders' equity and cash flows for the period then ended in conformity with generally accepted accounting principles consistently applied.

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




Henry Schiffer, CPA
An Accountancy Corporation
Beverly Hills, California
May 20, 2003

                 ITEC ENVIRONMENTAL GROUP, INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEET

                                                      As of        As of
                                                     3/31/03      12/31/02
                                                   -----------   -----------
                                                   (Unaudited)
    ASSETS

 Current Assets

       Cash & Cash Equivalents                     $    (4,786)  $   (11,791)
       Accounts Receivable                              38,029        51,774
       Inventory                                       251,466       238,466
       Other                                            33,800         8,000
                                                   -----------   -----------
    Total Current Assets                               318,509       286,449

 Fixed Assets
       Furniture & Equipment net of Depreciation        12,105        13,675
       Equipment Recycling                              96,151        92,514
                                                   -----------   -----------
    Total Fixed Assets                                 108,256       106,189

 Other Assets
       Allowance Doubtful Accounts                    (186,605)     (186,605)
       Deposits                                          4,254         5,154
       Prepaid Expenses                                 10,091        10,472
       Note Receivable                                 242,263       236,973
       Prepaid License Fees                             50,000        50,000
       Leasehold Improvements                            7,448
       Other-misc                                        4,600        40,589
                                                   -----------   -----------
    Total Other Assets                                 132,051       156,583
                                                   -----------   -----------
    Total Assets                                   $   558,817   $   549,222
                                                   ===========   ===========





See accompanying notes to financial statements.

                  ITEC ENVIRONMENTAL GROUP, INC. AND SUBSIDIARY
                      CONSOLIDATED BALANCE SHEET, continued

                                                      As of         As of
                                                     3/31/03      12/31/02
                                                   -----------   -----------
                                                  (Unaudited)
       LIABILITIES

 Current Liabilities
       Accounts Payable                            $   844,463   $   782,995
       Accrued Liabilities                              72,092        72,092
       Accrued Payroll                                 185,091       131,891
       Payroll/Sales Tax Liabilities                     2,571        13,162
                                                   -----------   -----------
    Total Current Liabilities                        1,104,217     1,000,140

 Other Liabilities
       Deferred Revenue                                343,577       170,000
       Note Payable GMA                              1,100,000     1,100,000
       Notes Payable                                   716,653       815,230
                                                   -----------   -----------
    Total Other Liabilities                          2,160,230     2,085,230
                                                   -----------   -----------
    Total Liabilities                                3,264,447     3,085,370
                                                   -----------   -----------
    EQUITY

    Preferred Stock, no par value
        10,000,000 shares authorized none
        issued & outstanding
    Common Stock, no par value,
       750,000,000 shares authorized, 45,297,068
       shares issued & outstanding at 3/31/03          258,015       254,715
    Paid in Capital                                  3,598,863     3,517,163
    Accum deficit current period                      (254,482)   (2,492,202)
    Accum deficit during
       Development stage                            (6,308,025)   (3,815,823)
                                                   -----------   -----------
    Total Stockholders' deficit                     (2,705,630)   (2,536,148)
                                                   -----------   -----------
 Total Liabilities & Stockholders' Equity          $   558,817   $   549,222
                                                   ===========   ===========



See accompanying notes to financial statements.

                  ITEC ENVIRONMENTAL GROUP, INC. AND SUBSIDIARY
                        CONSOLIDATED STATEMENT OF INCOME
                            AND COMPREHENSIVE INCOME
                                   (UNAUDITED)

                                                        Three Months Ended
                                                   -------------------------
                                                 March 31, 2003  March 31, 2002
                                                 --------------  --------------
 Revenues
    Fees                                           $     5,000   $         -
                                                   -----------   -----------
       Total Income                                      5,000             -

 Operating Expenses
    Consulting Fees                                     11,375        51,166
    Payroll                                             83,232       121,857
    Italian Expenses                                    47,645        26,274
    Professional Fees                                   34,172        42,061
    Research and Development                                           1,000
    Travel and Entertainment                             3,252        25,667
    Engineering                                                        2,175
    Freight & Delivery                                   2,732         5,683
    Public Relations                                     2,745        17,933
    Stock Commissions and Expenses                         502        74,855
    Utilities                                            6,288         7,152
    Insurance                                            6,141           216
    Rent                                                 9,860         2,700
    Other-Misc                                           3,958        18,896
    Repairs                                              3,042
    Contract Labor                                       2,595
    Dues and Subscriptions                                 462
    Office Supplies                                      3,127
    Equipment Lease                                      4,790
    Postage                                                717
    Taxes                                                2,200
    Trade Shows and Printing                                27
                                                   -----------   -----------
       Total Operating Expenses                        228,862       397,635

 Other Income (expense)
    Depreciation                                         2,042
    Interest                                            28,579         9,413
    Currency Conversion Net Loss

       Total Net Income (Loss)                     $  (254,483)  $  (407,048)
                                                   ===========   ===========



See accompanying notes to financial statements.


                  ITEC ENVIRONMENTAL GROUP, INC. AND SUBSIDIARY
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                     FOR THE PERIOD ENDED MARCH 31, 2003


                                   No. of Common     Stock        Additional      Accumulated       Total
                                    Stock Shares     Amount     Paid-In Capital     Deficit
                                  ---------------------------------------------------------------------------

Balance at December 31, 2000           6,651,987       1,000              -        (1,209,661)    (1,208,661)

Balance at December 31, 2001          12,692,000     212,608        1,090,460      (3,803,028)    (2,499,960)

Balance at December 31, 2002          41,997,068     254,715        3,517,163      (6,308,025)    (2,536,147)

Net Income for the period ended
   March 31, 2003                                                                    (254,482)      (254,482)

Common Stock Issued
   March 31, 2003                      3,000,000       3,000           67,000                         70,000

Common Stock issued for services
   March 31, 2003                        300,000         300           14,700                         15,000

                                      ----------------------------------------------------------------------
Balance at March 31, 2003 (unaudited)   45,297,068    $258,015       $3,598,863     $(6,562,507)   $(2,705,629)
                                      ======================================================================





See accompanying notes to financial statements.

                  ITEC ENVIRONMENTAL GROUP, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (UNAUDITED)

                                                       Three Months Ended
                                                   -------------------------
                                                 March 31, 2003  March 31, 2002
                                                 --------------  --------------
 Cash Flows From Operating Activities
    Net Income                                     $  (254,482)  $  (407,048)
    Adjustments to reconcile Net Income
    to net cash provided by operations:
       Increase in accounts receivable                  13,745
       Increase in accounts payable, accrued           104,459        35,265
       expenses and other
       Increase in deferred revenue                    173,577
       Increase/decrease in other assets               (16,000)        1,099
                                                   -----------   -----------
 Net Cash provided by Operating Activities              21,299      (370,684)
                                                   -----------   -----------
 Cash Flows From Investing Activities
       Net cash used in investing activities              (716)      (73,840)
                                                   -----------   -----------

 Cash Flows From Financing Activities
       Notes payable                                   (98,577)
       Issuance of common stock                          3,300
       Capital raised                                   81,700       748,308
                                                   -----------   -----------
 Net Cash provided by Financing Activities             (13,577)      748,308
                                                   -----------   -----------

 Net Cash increase for period                            7,006       303,784
                                                   -----------   -----------
 Cash at beginning of period                           (11,791)        4,253

 Cash at end of period                             $    (4,785)  $   308,037
                                                   ===========   ===========





See accompanying notes to financial statements.

                  ITEC ENVIRONMENTAL GROUP, INC. AND SUBSIDIARY
                         (A Development Stage Company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2003

NOTE 1 -DESCRIPTION OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

(a)    General

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

The Company's business plan is to attempt to build on the foundation of the patendted technology and proprietary equipment and to form strategic alliances and a management team to become a worldwide supplier of oil and agricultural chemical container recycling equipment and related systems. The Company's initial marketing of the technology will be concentrated in Italy but is intending to market in the future in the United States and other countries. The Company has elected to use a stage development company since planned principal operations have not yet commenced.

The Company's subsidiary, Environmental Recycling Service of America, Inc. ("ERSA") was incorporated under the laws of the State of California on March 6, 2002. ERSA will process and recycle plastic containers using the ECO2 system developed and sold by ITEC.

Unless the context indicates otherwise all references herein to "the Company" include Itec Environmental Group, Inc., its predecessor Beechport Capital Corp. and its wholly-owned subsidiary, ECO2 Environmental Systems, Inc.

(b)   Basis of Presentation

The accompanying unaudited interim financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information.

Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States for complete financial statements. The accompanying financial statements reflect all adjustments (consisting of normal recurring accruals), which are, in the opinion of management, considered necessary for a fair presentation of the results for the interim periods presented. Operating results for the quarter ended March 31, 2003 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2003. These financial statements should be read in conjunction with the audited financial statements included in the Company's amended Annual Report on Form 10-KSB/A for the year ended December 31, 2002.

(c)   Per Share Information

Per share information is determined using the weighted average number of shares outstanding.

(d)  Furniture and Equipment

Furniture and equipment will be carried at cost, net of accumulated depreciation. Depreciation will be computed using straight-line methods over estimated useful lives of the assets ranging from five to seven years.

(e)  Revenue and Expense Recognition

As of March 31, 2003, the Company had revenue of $24,000. The Company intends to recognize revenues from sales of equipment upon delivery as per SAB 101.

The Company intends to contract with others for the manufacturing of the equipment. General and administrative expenses and the costs of advertising are expensed as incurred.

(f)  Concentrations

Financial instruments that potentially subject the company to concentrations of credit risk consist principally of temporary cash investments and cash equivalents and trade accounts receivables. At March 31, 2003, the Company had no amounts of cash or cash equivalents in U.S. financial institutions in excess of amounts insured by agencies of the U.S. Government. At March 31, 2003 the Company had trade receivables of $38,000. Initial trade receivables are expected to be principally from customers in Italy. Since initial anticipated customers will be from one geographic location, a concentration of credit risk could exist due to potential changes in economic activity in that area. The Company does not require collateral for its trade accounts receivable.

(g)  Cash Equivalents

The Company considers all short-term investments in securities that mature in 90 days or less to be cash equivalents.

(h)   Allowance for Doubtful Accounts

Based on collection experience of the Company, no allowance for doubtful accounts has been provided. Historically the Company has never had any material amounts of uncollectible accounts. Provision for doubtful accounts at March 31, 2003 is for a receivable from an officer stockholder without adequate collateral.

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

NOTE 3 - COMMON STOCK

The Articles of Incorporation of Itec authorize a maximum of 750,000,000 shares of $0.001 par value common stock and 10,000,000 shares of $0.001 par value preferred stock. At March 31, 2003, 45,297,068 shares of common stock were issued and outstanding. In April, 2000, Itec entered into stock subscription agreements for the issuance of 1,000 shares at $1.00 per share.

On July 3, 2000 Itec's Board of Directors approved entering into loan/investment agreements with various Italian investors not to exceed $875,000. The Board also authorized the payment of a 10% commission on the funds raised by the loan/investment agreements. The term of the loans as agreed to by the Board would be three years. Interest would be payable monthly with the total principal due in three years. The investors would have the right to participate in future issuances of common stock on a pro rata basis, except that this provision shall not apply prior to a business combination transaction in which the common stock of Itec would become publicly trade, or if Itec were to consummate an initial public offering.

On July 15, 2000, the Board also authorized the issuance of up to 15% of Itec's common stock to the various Italian investors. In lieu of Itec's entering into loan/investment agreements described above, a revised agreement between Itec's President and the Italian GPDP Program to make loans at a rate of $5,500 per share of Itec common stock. Funds thus generated (approximately $815,230 at March 31, 2002) were to be repaid when Itec became a public company. Upon repayment of the advances, the investors would retain their stock ownership. To comply with various Italian regulations, Itec's President personally issued shares of Itec's common stock to the Italian investors. The funds advanced from the investors were deposited in accounts in ITEC's President's name and the advances were to Itec's President. Due to the substance for the transaction over its form, the transactions have been shown as Itec transactions with the cash balances and advances payable recorded on the financial statements. Itec's President has represented that the funds received are assets of Itec and Itec has assumed the related obligations.

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

In June and September of 2001 the Board authorized the issuance of up to 2,100,000 shares under S-8 filings for services performed for the Company. 1,992,000 shares were issued in early July. The Company's stock was trading in the range of $0.50 to $0.90 with a five-day average of $0.72 per share. The discount allowed was set at 25% resulting in a valuation of $0.54 per share. One hundred thousand shares were issued in late September 2001. The Company's stock was trading in the range of $0.28 to $0.43 with a five-day average of $0.36 per share. The discount allowed was set at 25% resulting in a valuation of $0.27 per share.

In December 2001 the Company agreed to issue up to 5,000,000 shares of common stock in an offering to be conducted outside the United States. As of December 31, 2002 an aggregate of 5,016,508 shares of common stock had been issued with the Company receiving net proceeds of $1,194,000 or$0.24 per share. In July 2002 the Company agreed to issue up to 7,500,000 shares of common stock in an offering to be conducted outside the United States. As of December 31, 2002 an aggregate of 7,033,242 shares of common stock had been issued and the Company had received net proceeds of $327,000 or $0.05 per share. In December 2002 the Company agreed to a third round to issue up to 7,000,000 shares of common stock in an offering to be conducted outside the United States. As of March 31, 2003 and aggregate of 3,000,000 shares of common stock had been issued and the Company had received net proceeds of $70,000 or $0.02 per share. As of March 31, 2003 the bid price for the Company's common stock was $0.04 per share.

NOTE 4 - NOTES PAYABLE

The Company entered into an agreement with Glenwood Marketing Associates, Inc.,
(GMA) effective April 25, 2000 whereby GMA agreed to lend $1,000,000 to the Company. From the $1,000,000 loan the Company agreed to pay $200,000 of capital formation fees to GMA.

The loan bears interest at 10% per annum payable in monthly interest only for the 36-month term of the loan. The Company agreed to amend its articles of incorporation so as to allow the issuance of a preemptive and preferential right to purchase shares pursuant to Board of Director approval. The Company agreed to promulgate a Board resolution to convey to GMA 20% of the Company's issued and outstanding common stock and further that Board shall vest GMA with preferential rights to acquire additional shares, at no cost to GMA, when additional shares are issed, so as to maintain GMA's stock ownership position at 20% of the issued and outstanding common stock. GMA's interest shall be non-diluted, except that this provision shall not apply if the Company's common stock becomes publicly traded.

The Company agreed, pursuant to this agreement, to pay GMA a $20,000 per month consulting fee for 24 months, to allow GMA to appoint one member of the Company's Board and to grant GMA a first right of refusal on leasing of all machines built by the manufacturer of the equipment related to the license agreement.

According to the terms of the agreement, the Company will become publicly traded within twelve months of the loan agreement at which time all the officers and directors of the Company will agree to a two year lock up of their Company stock, GMA agreed to convert the debt to preferred stock upon ITEC becoming a public company. The preferred stock will contain provisions for redemption suitable to both parties. The Company also agreed that at least two of the Company's Board members would approve verbally any Company expenditure of more than $5,000

The Company has also conveyed a covenant, so long as GMA acts in accordance with the terms of the agreement, to hold GMA harmless from any and all claims that may accrue and to indemnify and hold GMA harmless from any and all losses, claims, liabilities and expenses, including reasonable costs of investigation, counsel fees and disbursements, which may be imposed upon or incurred by GMA with the conduct of its own business with the Company.

NOTE 5 - LEASES

Effective November 1, 2000 the Company entered into a sub-lease agreement for office facilities in Ohio. The Company is no longer using this office facility. Under the terms of the sub-lease, the Company agreed to pay monthly sub-lease payments of approximately $2,300 for the first 22 months and approximately $2,430 per month for the remaining 24 months of the sub-lease term.

Effective April 2001 the Company entered into a lease agreement for office facilities in California. Under terms of the lease, the Company agreed to pay monthly lease payments of $900 for 36 months. This lease was terminated in February 2003 without cost to the Company.

Effective January 2003 the Company entered into a lease agreement for office and plant facilities in California. Under terms of the lease, the Company agreed to pay monthly lease payments of $3,480 for 24 months.

Effective January 2003 the Company entered into a various lease agreement for office and plant equipment. The terms of these leases vary from 24 to 60 months.

Future minimum rentals under this operating sub-lease are as follows:

        Year Ending December 31,
                 2003                                        42,625
                 2004                                        57,977
                 2005                                        18,657
                 2006                                         9,417
                 2007                                         8,803
                                                           --------
                           Total                           $137,479

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

The $50,000 license fee is recorded as a prepaid expense and will be recorded as an intangible asset when production begins. The intangible asset cost is being amortized over the five-year initial term of the license agreement on a straight-line basis. Management's policy with respect to long-lived assets, including intangible assets, is to periodically review the carrying amounts, at least annually, to determine if there is any impairment in the carrying value. As of March 31, 2003, management believes that there is no impairment in the carrying value of any of its long-lived assets.

NOTE 7 - RECEIVABLE RELATED PARTY

On July 5, 2001 the Company's Board of Directors approved and authorized the Company to make a loan of $250,000 to the Company's President. The loan, according to the minutes of the Board meeting, is interest only for ten years with the total principal due at the end of ten years. Interest has been waived in the years ended December 31, 2000 and 2001 by the board of directors. As of March 31, 2003, $236,973 was advanced on the loan. On April 5, 2001 the company advanced Intermode (an Italian company) $36,951 in connection with product development.


NOTE 8 - AGREEMENT

The Company has entered into an agreement with Cesmet Laboratories, SRL, an Italian company for a cooperative effort in development of the General Plastic Development Program (GPDP) and the oversight of ITEC's Italian operations. The fees for this agreement are on a time and expense basis billed monthly. A director of the Company is a 50% owner of Cesmet Laboratories.


NOTE 9 - SUBSIDIARY

On April 11, 2001, ITEC formed a wholly owned subsidiary and incorporated it as a Delaware corporation known as ECO2 Environmental Systems. The only activity to date was the registration of a trademark by the subsidiary.

Item 2.  Management's Discussion and Analysis or Plan of Operation

The Company's plans for the next twelve months are two-fold. The first is to continue marketing and selling the ECO2 cleaning system. The second is opening a plastic recycling plant in Stanislaus County, California.

As of March 31, 2003 the Company does not have sufficient cash or lines of credit for the next twelve months but is in the process of raising funds through a series of offerings. Through these offerings the Company expects to have sufficient cash or lines of credit to satisfy its needs for the twelve months ending March 31, 2004.

Manufacture and delivery of ECO2 systems continue on schedule and are expected to meet Company goals.

The Company, has purchased, leased or made other arrangements for all equipment necessary for the plastic recycling plant in California and with the opening of this plant the Company is expected to increase its employee base significantly. The Company is also entering into a long-term lease of a building for this project.


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


                                     PART II

Item 1.  Legal Proceedings

In early 2003 the Company filed a lawsuit  against  Fedegari  Autoklaven
A.G. for fraud, breach of contract and unfair business practices. This legal proceeding was filed in California Superior Court for Stanislaus County. Service was effected on the defendant in April 2003 and as of the date of this report no response has been received.

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

Pursuant to a similar Regulation S Stock Purchase Agreement dated July 26, 2002, (the "Second Agreement") between the Company and Starz. The Company agreed to sell and Starz agreed to use its best efforts to purchase up to 7,500,000 shares of the Company's common stock, at a purchase price equal to 35% of the bid price of the Company's shares as quoted on the OTC Bulletin Board for the five consecutive trading days immediately preceding the date of a purchase order received by the Company. As of December 31, 2002 an aggregate of 7,033,242 shares had been purchased under the Second Agreement by foreign designees of Starz and the Company had received net proceeds of $327,000 or $.05 per share.

Pursuant to a similar Regulation S Stock Purchase Agreement dated December 15, 2002, (the "Third Agreement") between the Company and Starz, the Company agreed to sell and Starz agreed to use its best efforts to purchase up to 7,000,000 shares of the Company's common stock, at a purchase price equal to 35% of the bid price of the Company's shares as quoted on the OTC Bulletin Board for the five consecutive trading days immediately preceding the date of a purchase order received by the Company. As of March 31, 2003 an aggregate of 2,000,000 shares had been purchased under the Third Agreement by foreign designees of Starz and the Company had received net proceeds of $70,000 or $.03 per share. Under the terms of these Agreements, Starz has the right to require the Company to include the shares in any registration statement under the Act filed by the Company after a period of one year from the date of purchase of such shares. All costs in connection with such registration are to be paid by the Company. The Company claims the exemption from registration of these transactions afforded by Regulation S under the Act in that all sales of the shares were made in "off-shore transactions" to persons who are not U.S. persons. No "directed selling efforts" were engaged in by either the Company or Starz and Starz made other representations and entered into other agreements consistent with the provisions of Regulation S. The funds raised were used for working capital and capital projects.

In the third quarter of 2002 the Board authorized the issuance of up to 20,000,000 shares under S-8 filings for Employee Stock Option Plan and services performed for the Company. 1,300,000 shares were issued in February 2003 for services rendered. At the issuance date the Company's stock was trading in the range of $0.04 to $0.07 with a five-day average of $0.05 per share. The discount allowed was set at 15% resulting in a valuation of $0.05 per share.

Item 3.  Defaults Upon Senior Securities   (None)


Item 4.  Submission of Matters to a Vote of Security Holders   (None)


Item 5.  Other Information   (None)


Item 6.  Exhibits and Reports on Form 8-K

(a)  Exhibits

99.1 Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350,as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.2 Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350,as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)   Reports on Form 8-K:  None

                                   SIGNATURES

     In accordance with the requirements of the Exchange Act, the Company caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Dated:  May 22, 2003            ITEC ENVIRONMENTAL GROUP, INC.
                                     (Registrant)


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

1. I have reviewed this quarterly report on Form 10-QSB of Itec Environmental Group, Inc.;

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

Date: May 22, 2003
                                 BY  /s/ Gary M. De Laurentiis
                                     -------------------------
                                     Gary M. De Laurentiis
                                     Chief Executive Officer

CERTIFICATION

I, Michael E. Hofmann, Chief Executive Officer, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of Itec Environmental Group, Inc.;

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

Date: May 22, 2003
                                 BY  /s/ Michael E. Hofmann
                                     -------------------------
                                     Michael E. Hofmann
                                     Chief Financial Officer