Form 10QSB
period 2003-06-30
ITEC ENVIRONMENTAL GROUP INC
filed 2003-08-18
CIK 855372

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-QSB

                                   (Mark One)

              [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended   June 30, 2003
                                                 ------------------

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


State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of June 30, 2003, the issuer had 57,962,008 shares of common stock, $.001 par value, outstanding.

Transitional Small Business Disclosure Format (Check one):  Yes [ ]   No [X]

                         ITec Environmental Group, Inc.
                               30 June 2003 10-QSB


                                   INDEX


PART I - FINANCIAL INFORMATION                                    Page

Item 1.  Consolidated Financial Statements (Unaudited)             3

  Review Report of Independent Certified Public Accountant         3

  Consolidated Balance Sheets                                      4-5

  Consolidated Statements of Income and Comprehensive Income
    for the three months ended June 30, 2003 and 2002              6

   Consolidated Statements of Income and Comprehensive Income
    for the six months ended June 30, 2003 and 200                 7

  Consolidated Statements of Changes in Stockholders' Equity       8

  Consolidated Statements of Cash Flows for the three months
    ended June 30, 2003                                            9

  Notes to Consolidated Financial Statements                     10-19

Item 2.  Management's Discussion and Analysis of Financial
              Condition and Results of Operations                 20

Item 3.  Controls and Procedures                                  23

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings                                        23

Item 2.  Changes in Securities                                    24

Item 3.  Defaults upon Senior Securities                          24

Item 4.  Submission of Matters to a Vote of Security Holders      24

Item 5.  Other Information                                        24

Item 6.  Exhibits and Reports on Form 8-K                         25

            Certifications

SIGNATURES                                                        25

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements



REVIEW REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANT


The Shareholders
ITEC ENVIRONMENTAL GROUP
(A Development -Stage Company)


We have reviewed the accompanying balance sheet of Itec Environmental Group as of June 30, 2003, and the related statements of operations for the three months and six months then ended and cash flows for the six months then ended, in accordance with Statements on Standards for Accounting and Review Services issued by the American Institute of Certified Public Accountants and in compliance with Article 2 of Regulation S-X of the Security and Exchange Commission. All information included in these financial statements is the representation of the management of Itec Environmental Group.

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

We have previously audited, in accordance with auditing standards generally accepted in the United States of America, the consolidated balance sheet of Itec Environmental Group as of December 31, 2002, and the related consolidated statements of operations, shareholders' equity, and cash flows for the year then ended (not presented herein); and in our report dated March 28, 2003, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed balance sheet as of June 30, 2003 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.



Henry Schiffer,  C.P.A.
---------------------
Henry Schiffer, C.P.A.
Beverly Hills, California
August 7, 2003

                            ITEC ENVIRONMENTAL GROUP
                          BALANCE SHEET (CONSOLIDATED)


                                                         As of          As of
                                                        6/30/03        12/31/02
                                                      ----------      ---------
                       ASSETS                         (Unaudited)
Current Assets
      Cash & Cash Equivalents                         $  (19,187)     $ (11,791)
      Accounts Receivable                                349,457         51,779
      Inventory                                           64,461        221,434
      Other                                               36,755          8,000
                                                      ----------      ---------
   Total Current Assets                                  431,486        269,422

Fixed Assets
      Furniture & Equipment (net of Depreciation)        152,842         14,941
      Equipment Recycling                                 55,065        108,279
                                                      ----------      ---------
   Total Fixed Assets                                    207,907        123,220

Other Assets
      Allowance Doubtful Accounts                       (186,605)      (186,605)
      Deposits                                             6,245          5,154
      Prepaid Expenses                                    28,862         10,472
      Note Receivable                                    242,263        236,973
      License Fees (net of Amortization)                  20,000         25,000
      Other-misc                                           4,217         40,590
       Deferred Tax Asset                              1,636,995      1,636,995
                                                      ----------      ---------
   Total Other Assets                                  1,751,977      1,768,579
                                                      ----------      ---------

   Total Assets                                       $2,391,370     $2,161,222
                                                      ==========     ==========





See accompanying notes to financial statements.

                               ITEC ENVIRONMENTAL GROUP
                       BALANCE SHEET (CONSOLIDATED), Continued

                                                         As of          As of
                                                        6/30/03        12/31/02
                                                      ----------      ---------
                                                     (Unaudited)
                    LIABILITIES

Current Liabilities
      Accounts Payable                                $  858,768        782,995
      Accrued Liabilities                                 60,292         72,092
      Accrued Payroll                                    181,891        131,891
      Payroll/Sales Tax Liabilities                         (607)        13,166
                                                      ----------      ---------
   Total Current Liabilities                           1,100,343      1,000,144

Other Liabilities
      Deferred Revenue                                   475,190        170,000
      Note Payable GMA                                 1,100,000      1,100,000
      Notes Payable                                      446,462        815,230
      Provision for Income Taxes                       1,438,800      1,544,103
                                                      ----------      ---------
   Total Other Liabilities                             3,460,453      3,629,333
                                                      ----------      ---------
   Total Liabilities                                   4,560,796      4,629,477

                       EQUITY

   Preferred Stock, no par value
       10,000,000 shares authorized none
       issued & outstanding
   Common Stock, no par value,
      750,000,000 shares authorized, 57,962,008
      shares issued & outstanding at 6/30/03              57,962        254,715
   Paid in Capital                                     4,258,453      3,517,163
   Accum deficit current period                         (245,707)    (2,462,421)
   Accum deficit during
      Development stage                               (6,240,134)    (3,777,712)
                                                      ----------      ---------
   Total Stockholders' deficit                        (2,169,426)    (2,468,255)
                                                      ----------      ---------

Total Liabilities & Stockholders' Equity              $2,391,370     $2,161,222
                                                      ==========     ==========


See accompanying notes to financial statements.

                            ITEC ENVIRONMENTAL GROUP
            CONSOLIDATED STATEMENT OF INCOME AND COMPREHENSIVE INCOME
                                  (Unaudited)

                                              Three Months Ended
                                         6/30/03            6/30/02
Revenues                               -----------         ----------
   Fees                                $   450,250         $        -
                                       -----------         ----------
      Total Income                         450,250                  -

Cost of Goods Sold
   Commissions                                 200                  -
   Equipment Costs                         201,000                  -
                                       -----------         ----------
      Cost of Goods Sold                   201,200                  -

Operating Expenses
   Consulting Fees                               -            765,441
   Payroll                                  89,624            142,265
   International Contract Services         (22,000)            38,650
   Plant Expenses                           35,961                  -
   Professional Fees                       140,643             50,842
   Research and Development                  3,750             10,540
   Travel and Entertainment                  8,843             20,422
   Depreciation & Amortization              16,132              6,498
   Engineering                                   -             25,000
   Freight & Delivery                        2,330              3,903
   Public Relations                          1,455              4,770
   Stockholder Expenses                     38,680             69,976
   Telephone                                 4,199              6,503
   Insurance                                12,694              (305)
   Rent                                      6,960              2,700
   Other-Misc                                  134              1,254
   Repairs                                   1,035              3,022
   Contract Labor                                -              2,716
   Dues and Subscriptions                      462              5,781
   Office Supplies                           2,418              6,792
   Office Equipment                            311                  -
   Equipment Lease                           1,189              8,646
   Postage                                     689              3,866
   Trade Shows and Printing                      -              3,995
                                       -----------         ----------
      Total Operating Expenses             345,509          1,183,277

Other Income(expense)
   Interest                                  3,066            (48,073)
    Income Tax Expense                      28,018            369,405
                                       -----------         ----------
                                            31,084            321,332

      Total Net Income (Loss)          $   (65,375)        $ (861,945)
                                       ===========         ==========

Shares Outstanding                      57,962,008         19,749,913
EPS                                    $    (0.001)       $    (0.044)
EPS - Fully Diluted                    $    (0.001)       $    (0.044)

See accompanying notes to financial statements.

                            ITEC ENVIRONMENTAL GROUP
            CONSOLIDATED STATEMENT OF INCOME AND COMPREHENSIVE INCOME
                                  (Unaudited)
                                              Six Months Ended
                                         6/30/03            6/30/02
Revenues                               -----------        -----------
   Fees                                $   455,250        $         -
                                       -----------         ----------
      Total Income                         455,250                  -

Cost of Goods Sold
   Commissions                                 200                  -
   Equipment Costs                         201,000                  -
                                       -----------         ----------
      Cost of Goods Sold                   201,200                  -

Operating Expenses
   Consulting Fees                                            847,000
   Payroll                                 172,856            264,123
   International Contract Services          25,645             64,924
   Plant Expenses                           43,233                  -
   Professional Fees                       186,189             92,903
   Research and Development                  3,750             11,540
   Travel and Entertainment                 12,110             46,089
   Depreciation & Amortization              20,674              8,998
   Engineering                                   -             27,175
   Freight & Delivery                        5,061              9,586
   Public Relations                          4,200              4,770
   Stockholder Expenses                     41,208            144,831
   Telephone                                10,486             13,655
   Insurance                                18,835                (89)
   Rent                                     16,820              5,400
   Other-Misc                                  581              6,644
   Repairs                                   2,102              3,022
   Contract Labor                            2,595              2,716
   Dues and Subscriptions                    1,024              5,781
   Office Supplies                           3,295              6,791
   Office Equipment                            175                  -
   Equipment Lease                           5,052              8,646
   Postage                                   1,406              3,866
   Trade Shows and Printing                     27              3,995
                                       -----------         ----------
      Total Operating Expenses             577,324          1,582,366

Other Income(expense)
   Interest                                (25,512)           (57,486)
   Currency Conversion Net Loss                  -                  -
    Income Tax Expense                     103,079            497,875
                                       -----------         ----------
                                            77,567            440,389

      Total Net Income (Loss)          $  (245,707)       $(1,141,977)
                                       ===========        ===========

Shares Outstanding                      57,962,008         19,749,913
EPS                                    $    (0.004)       $    (0.058)
EPS - Fully Diluted                    $    (0.004)       $    (0.058)

See accompanying notes to financial statements.

                                        ITEC ENVIRONMENTAL GROUP
                       CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                                   FOR THE PERIOD ENDED JUNE 30, 2003



                                    No. of Common    Stock        Additional      Accumulated     Total
                                    Stock Shares     Amount     Paid-In Capital     Deficit
                                    -----------------------------------------------------------------------

Balance at December 31, 2000           6,651,987     1,000                         (1,214,661)   (1,213,661)
                                     ----------------------------------------------------------------------

Balance at December 31, 2001          12,692,000   212,608       1,090,460         (3,818,028)   (2,514,960)
                                     ----------------------------------------------------------------------

Balance at December 31, 2002          41,997,068   254,715       3,517,163         (6,240,133)   (2,468,255)
                                     ----------------------------------------------------------------------

Net Income for the period ended
   June 30, 2003                                                                      (65,375)      (65,375)

Common Stock Issued
   June 30, 2003                       3,175,520     3,176         102,764                          105,940

Common Stock Issued for Services
   June 30, 2003                       9,489,420     9,489         344,108                          353,597

Par value stock adjustment                        (212,718)        212,718
                                     ----------------------------------------------------------------------

Balance at June 30, 2003 (Unaudited)  57,962,008  $ 57,962      $4,258,453        $(6,485,840)  $(2,169,425)
                                     ======================================================================

See accompanying notes to financial statements.

                             ITEC ENVIRONMENTAL GROUP
                     STATEMENT OF CASH FLOWS (CONSOLIDATED)
                                  (Unaudited)

                                                           Six Months Ended
                                                        6/30/03       6/30/02
                                                       ---------    -----------

Cash Flows From Operating Activities
   Net Income                                          $(245,707)   $(1,141,977)
   Adjustments to reconcile Net Income
   to net cash provided by operations:
      Increase/Decrease in accounts receivable          (297,678)             -
      Increase/Decrease in Inventory                     156,973         (3,800)
      Increase/Decrease in accounts payable, accrued     100,198        (34,548)
      expenses and other
      Increase/Decrease in deferred revenue              305,190
      Increase/Decrease in provision for income taxes   (105,303)      (492,875)
      Increase/Decrease in other assets                  (24,345)       (47,011)
                                                       ---------    -----------

Net Cash provided by Operation Activities               (110,672)    (1,720,211)
                                                       ---------    -----------

Cash Flows From Investing Activities
      Net cash used in investing activities              (72,494)       (80,562)
                                                       ---------    -----------

Cash Flows From Financing Activities
      Notes payable                                     (368,767)
      Issuance of common stock                           544,538      1,965,604
                                                       ---------    -----------

Net Cash provided by Financing Activities                175,771      1,965,604


Net Cash increase for period                              (7,395)       164,831
                                                       ---------    -----------

Cash at beginning of period                              (11,791)         4,253


Cash at end of period                                 $  (19,186)   $   169,084
                                                      ==========    ===========

See accompanying notes to financial statements.

                  ITEC ENVIRONMENTAL GROUP, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2003

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

At a special September 27, 2002 meeting of the shareholders of Beechport Capital Corp., the Company authorized changing its name by merging into its wholly-owned subsidiary, Itec Environmental Group, Inc., thus changing the domicile of the Company from Colorado to Delaware.

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

The Company's subsidiary, ECO2 Environmental Systems, Inc. ("ECO2") was incorporated under the laws of the State of Delaware on April 10, 2000. The only activity to date was the registration of a trademark for ECO2.

Unless the context indicates otherwise all references herein to the Company include Itec Environmental Group, Inc. its predecessor Beechport Capital Corp. and its wholly-owned subsidiary ECO2 Environmental Systems, Inc.

     (b)  Basis of Presentation
          ---------------------

The accompanying unaudited interim financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information.

Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States for complete financial statements. The accompanying financial statements reflect all adjustments (consisting of normal recurring accruals), which are, in the opinion of management, considered necessary for a fair presentation of the results for the interim periods presented. Operating results for the quarter ended June 30, 2003 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2003. These financial statements should be read in conjunction with the audited financial statements included in the Company's amended Annual Report on Form 10-KSB/A for the year ended December 31, 2002.

     (c)  Per Share Information
          ---------------------

Basic net earnings (loss) per common share is computed by dividing net earnings
(loss) applicable to common shareholders by the weighted-average number of common shares outstanding during the period. Diluted net earnings (loss) per common share is determined using the weighted-average number of common shares outstanding during the period, adjusted for the dilutive effect of common stock equivalents, consisting of shares that might be issued upon exercise of common stock options or warrants.

     (d)  Furniture and Equipment
          -----------------------
Property and equipment are recorded at cost. Depreciation is provided over the estimated useful lives of the related assets using the straight-line method for financial statement purposes. The Company uses other depreciation methods (generally, accelerated depreciation methods) for tax purposes where appropriate. Amortization of leasehold improvements is computed using the straight-line method over the shorter of the remaining lease term or the estimated useful lives of the improvements.

     (e)  Revenue and Expense Recognition
          -------------------------------

As of June 30, 2003, the Company had revenue of $455,000. The Company intends to recognize revenues from sales of equipment upon delivery as earned as per SAB 101.

Amounts billed in advance of the period in which a service is rendered or a product is delivered are recorded as a liability under "Deferred Revenue". At June 30, 2003, deferred revenue totaled $475,190 for the sale of ECO2 systems not yet shipped.

Effective January 1, 2001, the Company adopted SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information". For the quarter ended June 30, 2003 revenue attributed to foreign sales was $450,000 with all sales being earned in Italy.

The Company contracts with others for the manufacturing of the equipment. General and administrative expenses and the costs of advertising are expensed as incurred.

     (f)  Concentrations
          --------------

Financial instruments that potentially subject the company to concentrations of credit risk consist principally of temporary cash investments and cash equivalents and trade accounts receivables. At June 30, 2003, the Company had no amounts of cash or cash equivalents in U.S. financial institutions in excess of amounts insured by agencies of the U.S. Government. At June 30, 2003 the Company had trade receivables of $349,458. Initial trade receivables are expected to be principally from customers in Italy. Since initial anticipated customers will be from one geographic location, a concentration of credit risk could exist due to potential changes in economic activity in that area. The Company does not require collateral for its trade accounts receivables.

     (g)  Cash Equivalents
          ----------------

The Company considers all short-term investments in securities that mature in 90 days or less to be cash equivalents.

     (h)  Allowance for Doubtful Accounts
          -------------------------------

Based on collection experience of the Company, no allowance for doubtful accounts has been provided. Historically the Company has never had any material amounts of uncollectible accounts. Provision for doubtful accounts at June 30, 2003 is for a receivable from an officer stockholder without adequate collateral.

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

     (j)  Geographic Area of Operations
          -----------------------------

Currently the Company operates its business principally in Italy. The potential for severe financial impact can result from negative effects of economic conditions within the markets or geographic areas. Since the Company's business is principally in one area, this concentration of operations results in an associated risk and uncertainty.

     (k)  Goodwill and Intangible Assets
          -----------------------------

Effective January 1, 2001, the Company adopted SFAS No. 142, "Goodwill and Other Intangible Assets," which requires that goodwill and intangible assets with indefinite lives no longer be amortized but rather be reviewed annually, or more frequently if impairment indicators arise, for impairment. Separable intangible assets that are not deemed to have an indefinite life will continue to be amortized over their useful lives. In assessing the recoverability of the Company's goodwill and intangibles, the Company must make assumptions regarding estimated future cash flows and other factors to determine the fair value of the respective assets. If these estimates or assumptions change in the future, the Company may need to record an impairment charge for these assets. An impairment charge would reduce operating income in the period it was determined that the charge was needed.

     (l) Development Stage Company
         -------------------------

Effective January 1, 2001, the Company adopted SFAS No. 7 "Accounting and Reporting by Development Stage Enterprises". This Statement specifies the guidelines for identifying an enterprise in the development stage and the standards of financial accounting and reporting for such an enterprise. This Statement requires development stage companies to do their accounting and to prepare their financial statements using the same accounting principles as established operating companies.

     (m) Future Impact of Recently Issued Standards
         ------------------------------------------

Effective January 1, 2001, the Company adopted SAB 11M "Disclosure of the Impact that Recently Issued Accounting Standards Will Have on the Financial Statements of the Registrant When Adopted in a Future Period". The Company evaluates new standards and their future impact on the financial statements and discloses them accordingly.


NOTE 2 -  BASIS OF PRESENTATION - GOING CONCERN

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplates continuation of the Company as a going concern. However, the Company has suffered recurring losses from operations and has a net capital deficiency that raises substantial doubt about the Company's ability to continue as a going concern. Management is attempting to raise additional equity. The Company filed Form SB-2 June 20, 2003 in an effort to raise up to $5 million in additional equity. This registration filing is under review by the SEC at this time.

In view of these matters, continuing as a going concern is dependent upon the Company's ability to meet its financing requirements, raise additional capital, and the success of its future operations or completion of a successful business combination. Management believes that actions planned and presently being taken to raise additional capital will provide the opportunity for the Company to continue as a going concern.

NOTE 3 - COMMON STOCK

The Articles of Incorporation of Itec authorize a maximum of 750,000,000 shares of $0.001 par value common stock and 10,000,000 shares of $0.001 par value preferred stock. Each share of common stock is entitled to one voting right, the right to share in earnings, and the right to share in assets upon liquidation. At June 30, 2003, 57,962,008 shares of common stock were issued and outstanding.

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

This transaction is a recapitalization of ITEC, with no revaluation of assets and liabilities. Beechport was a shell corporation and therefore the acquisition was not recorded as a purchase transaction.

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

In December 2001 the Company agreed to issue up to 5,000,000 shares of common stock in an offering to be conducted outside the United States. As of December 31, 2002 an aggregate of 5,016,508 shares of common stock had been issued with the Company receiving net proceeds of $1,194,000 or $.24 per share. In July 2002 the Company agreed to issue up to 7,500,000 shares of common stock in an offering to be conducted outside the United States. As of December 31, 2002 an aggregate of 7,033,242 shares of common stock had been issued and the Company had received net proceeds of $327,000 or $.05 per share. In December 2002 the Company agreed to a third round to issue up to 7,000,000 shares of common stock in an offering to be conducted outside the United States. As of June 30, 2003 an aggregate of 6,042,043 shares of common stock had been issued and the Company had received net proceeds of $173,000 or $.03 per share. As of June 30, 2003 the bid price for the Company's common stock was $.04 per share.

1,300,000 shares were issued in February 2003 for services rendered. The Company's stock was trading in the range of $0.04 to $0.07 with a five-day average of $0.05 per share. The discount allowed was set at 15% resulting in a valuation of $0.05 per share.

During second quarter 2003, 6,689,417 shares were issued to various vendors for services rendered. The average value of the shares was $.035.

The Company filed Form SB-2 June 20, 2003 in an effort to raise an additional $5 million equity. This registration filing is under review by the SEC at this time.


NOTE 4 - COMMON STOCK AWARDED AS COMPENSATION

On May 21, 2003, 2,000,000 shares of common stock with a fair market value of $72,000 was awarded to key executives as compensation.

NOTE 5 - NOTES PAYABLE

The Company entered into an agreement with Glenwood Marketing Associates, Inc.,
(GMA) effective April 25, 2000 whereby GMA agreed to lend $1,100,000 to the Company. From the $1,100,000 loan the Company agreed to pay $200,000 of capital formation fees to GMA. These fees were expensed in the year incurred.

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

In June 2003, the Company filed a lawsuit against Glenwood Marketing Associates, Inc., for declaratory relief from the note outstanding in the amount of $1,100,000. This proceeding was filed in California Superior Court for Stanislaus County. Service was effected on the defendant in June 2003. In July 2003, the company dropped the lawsuit.

In June 2003, Glenwood Marketing Associates, Inc. filed a lawsuit against the Company seeking a Temporary Restraining Order to refrain from entering into a Line of Credit with or transfer of stock to Cornell Capital. This proceeding was filed in Supreme Court of the State of New York for Nassau County.

NOTE 6 - LEASES

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

Effective January 2003 the Company entered into various lease agreements for office and plant equipment. The terms of these leases vary from 24 to 60 months.


Future minimum rentals under this operating sub-lease are as follows:

                    Year Ending December 31,
                            2003                             28,884
                            2004                             58,912
                            2005                             19,592
                            2006                              9,645
                            2007                              8,903
                                                       ------------
                            Total                      $    125,936
                                                       ============


NOTE 7 - TECHNOLOGY LICENSE

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

The $50,000 license fee is recorded as an intangible asset and is being amortized over the initial five year term of the license agreement on a straight-line basis. Management's policy with respect to long-lived assets, including intangible assets, is to periodically review the carrying amounts, at least annually, to determine if there is any impairment in the carrying value. As of June 30, 2003, management believes that there is no impairment in the carrying value of any of its long-lived assets.


NOTE 8 -  RECEIVABLE RELATED PARTY

On July 5, 2001 the Company's Board of Directors approved and authorized the Company to make a loan of $250,000 to the Company's President. The loan, according to the minutes of the Board meeting, is interest only for ten years with the total principal due at the end of ten years. Interest in the amount of $18,958 has been waived in the year ended December 31, 2002 and $9,479 in year ended December, 2001 by the board of directors and were recorded as compensation expense in the respective periods. As of June 30, 2003, $236,973 was advanced on the loan.

NOTE 9 - AGREEMENT

The Company has entered into an agreement with Cesmet Laboratories SRL, an Italian company for a cooperative effort in development of the General Plastic Development Program (GPDP) and the oversight of ITEC's Italian operations. The fees for this agreement are on a time and expense basis billed monthly. A director of the Company is a 50% owner of Cesmet Laboratories SRL.


NOTE 10 - SUBSIDIARY

On April 11, 2001, ITEC formed a wholly owned subsidiary and incorporated it as a Delaware corporation known as ECO2 Environmental Systems. The only activity to date was the registration of a trademark for ECO2.


NOTE 11 - SUBSEQUENT EVENTS

In early July, the Company borrowed $100,000 through a Note Payable bearing 8% interest annually due and payable in December 2003.

In early August, the Company rolled the aforementioned $100,000 Promissory Note due in December, 2003 into a new $600,000 Promissory Note Payable bearing 8% interest annually due and payable in January 2004.

In June 2003, Glenwood Marketing Associates, Inc. filed a lawsuit against the Company seeking a Temporary Restraining Order to refrain from entering into a Line of Credit with or transfer of stock to Cornell Capital. This proceeding was filed in Supreme Court of the State of New York for Nassau County. In late July, the Company filed to move this action into the United States District Court for the Eastern District of New York.

In July 2003, the Company dismissed its lawsuit for declaratory relief in the amount of $1,100,000 against Glenwood Marketing Associates, Inc. filed in California Superior Court for Stanislaus County.

ITEM 2.  Management's Discussion and Analysis or Plan of Operation

Itec continues to operate as a "Development Stage Company".

During the next twelve months the Company intends to continue marketing its ECO2 cleaning system for eventual sales. In February 2003, the Company also opened a plastic recycling plant in Stanislaus County, California.

The Company, has purchased, leased or made other arrangements for all equipment necessary for the plastic recycling plant in California and with the opening of this plant the Company is expected to increase its employment base. The Company has entered into a two year lease with an option for an additional one year period on a building for this project.

The Company has suffered recurring losses from operations and has a net capital deficiency that raises substantial doubt about the Company's ability to continue as a going concern. As of June 30, 2003 the Company does not have sufficient cash or lines of credit for the next twelve months but is in the process of raising funds through a series of offerings. Through these offerings the Company is attempting to obtain sufficient cash or lines of credit to satisfy its needs for the twelve months ending June 30, 2004.

The Company filed Form SB-2 with the SEC on June 20, 2003 in an effort to raise an additional $5 million of equity. This registration filing is currently under review by the SEC, with the Company receiving the first round of comments from the SEC on August 8, 2003. The Company is in process of responding to those comments at this time. There is no guaranty, however, that this offering or any other efforts will result in the Company raising sufficient capital or any capital or additional financing.

Amounts billed in advance of the period in which a service is rendered or a product is delivered are recorded as a liability under "Deferred Revenue". At June 30, 2003, deferred revenue totaled $475,190 for the sale of ECO2 systems not yet shipped.

As of June 30, 2003, the testing and evaluation of the first Gen-2 system delivered to our Italian customer continues. Further manufacturing and delivery of ECO2 systems will continue once those results and evaluations have been completed.

Critical Accounting Policies and Estimates

Management's Discussion and Analysis of Financial Condition and Results of Operations discusses the Company's condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these condensed consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. On an on-going basis, management evaluates its estimates and judgments, including those related to revenue recognition, bad debts, inventories, income taxes and intangibles. Adhering to SAB 11M, the Company evaluates new standards and their future impact on the financial statements and discloses them accordingly. Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. Management believes the following critical accounting policies, among others, affect its more significant judgments and estimates used in the preparation of its condensed consolidated financial statements.

Deferred tax assets:

The Company has approximately $1.6 million in deferred tax assets as of June 30, 2003 to record against future income. The Company does not have a valuation allowance against this asset as it believes it is more likely than not that the tax assets will be realized. The Company has considered future income expectations and prudent tax strategies in assessing the need for a valuation allowance. In the event the Company determines in the future that it needs to record a valuation allowance, an adjustment to deferred tax assets would be charged against income in the period of determination.

Effective January 1, 2001, the Company adopted SFAS No. 7 "Accounting and Reporting by Development Stage Enterprises". This Statement specifies the guidelines for identifying an enterprise in the development stage and the standards of financial accounting and reporting for such an enterprise. This Statement requires development stage companies to do their accounting and to prepare their financial statements using the same accounting principles as established operating companies.

Effective January 1, 2001, the Company adopted SFAS No. 109, "Accounting for Income Taxes", this Statement establishes financial accounting and reporting standards for the effects of income taxes that result from an enterprise's activities during the current and preceding years. It requires an asset and liability approach for financial accounting and reporting for income taxes.

Effective January 1, 2001, the Company adopted SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information", which establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports issued to shareholders. It also establishes standards for related disclosures about products and services, geographic areas, and major customers.

Effective January 1, 2001, the Company adopted SFAS No. 142, "Goodwill and Other Intangible Assets," which requires that goodwill and intangible assets with indefinite lives no longer be amortized but rather be reviewed annually, or more frequently if impairment indicators arise, for impairment. Separable intangible assets that are not deemed to have an indefinite life will continue to be amortized over their useful lives. In assessing the recoverability of the Company's goodwill and intangibles, the Company must make assumptions regarding estimated future cash flows and other factors to determine the fair value of the respective assets. If these estimates or assumptions change in the future, the Company may need to record an impairment charge for these assets. An impairment charge would reduce operating income in the period it was determined that the charge was needed.

RISK FACTORS

The following risk factors should be considered carefully in addition to the other information presented in this report. This report contains forward looking statements that involve risks and uncertainties. Our actual results may differ significantly from the results discussed in the forward looking statements. Factors that might cause such differences include, but are not limited to, the following:

IF WE CANNOT OBTAIN ADDITIONAL FUNDS WHEN NEEDED, OR ACHIEVE PROFITABILITY WE MAY NOT BE ABLE TO CONTINUE AS A GOING CONCERN.

Our independent auditors have included an explanatory paragraph in their 2002 audit report referring to our recurring operating losses and a substantial doubt about our ability to continue as a going concern. Management is evaluating various funding alternatives and believes funds will be available from obtaining additional financing and from sales revenue sufficient to support planned operations through December 31, 2003. However, there can be no assurance that we will be able to raise additional funds or achieve planned sales volumes. If we do not secure additional funding, we will be unable to conduct all of our product development efforts as planned, and we may need to cease operations or sell assets. In addition, the existence of the explanatory paragraph in the audit report may in and of itself cause our stock price to decline as certain investors may be restricted or precluded from investing in companies that have received this notice in an audit report.

Our management has implemented plans designed to reduce our cash requirements through reductions in operating expenditures and reductions in development activities should collaborative partners or additional funding not be secured. However, there can be no assurance that we will be able to successfully implement these plans or that we will be able to do so without significantly harming our business, financial condition or results of operations.

WE DO NOT HAVE A LONG OPERATING HISTORY, WHICH MAKES IT DIFFICULT FOR YOU TO EVALUATE OUR BUSINESS.

Because limited historical information is available on our revenue trends and operations, it will be difficult for you to evaluate our business. Our prospects must be considered in light of the substantial risks, expenses, uncertainties and difficulties encountered by any emerging technology.

WE HAVE A HISTORY OF LOSSES.

We have never been profitable, and we have had operating losses since our inception. To date, we have engaged primarily in research and development efforts. The further development and commercialization of our products will require substantial development, regulatory, sales and marketing, manufacturing and other expenditures. We have only generated limited revenues from product sales.
Our accumulated deficit was about $6.5 million at June 30, 2003.

IF WE CANNOT OBTAIN ADDITIONAL FUNDS WHEN NEEDED, WE WILL NOT BE ABLE TO IMPLEMENT OUR BUSINESS PLAN.

We will require substantial additional capital to develop our products, beginning and scaling up manufacturing, and marketing our products. We have historically funded a significant portion of our activities through stock issuance. We are seeking additional equity investment through various sources. If we are not able to secure additional equity investment or lines of credit it may seriously limit our ability to execute our business plan.

Cautionary Statement:

This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These statements include statements regarding intent, belief or current expectations of the Company and its management. These forward-looking statements are not guarantees of future performance and involve a number of risks and uncertainties that may cause the Company's actual results to differ materially from the results discussed in these statements. Factors that might cause such differences include, but are not limited to, those described under the heading, "Critical Accounting Policies and Estimates" herein, or and other factors described in the Company's future filings with the SEC. The above referenced sections do not apply to our company.


ITEM 3.  Controls and Procedures

An evaluation was carried out by the Company's management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures as of June 30, 2003 (as defined in Rule 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the design and operation of these disclosure controls and procedures were effective.

During the period covered by this report, there have been no changes in the Company's internal control over financial reporting that have materially affected or are reasonably likely to materially affect the Company's internal control over financial reporting.

                                     PART II

ITEM 1.  Legal Proceedings

In early 2003 the Company filed a lawsuit against Fedegari Autoklaven A.G. for fraud, breach of contract and unfair business practices. This legal proceeding was filed in California Superior Court for Stanislaus County. Service was effected on the defendant in June 2003. This case has been moved to U.S. District Court, Eastern Division of California. The Defendant has moved to dismiss and this action is pending.

In June 2003, the Company filed a lawsuit against Glenwood Marketing Associates, Inc., for declaratory relief from the note outstanding, in the amount of $1,100,000. This proceeding was filed in California Superior Court for Stanislaus County. Service was effected on the defendant in June 2003. In July 2003, the company dismissed this lawsuit.

In June 2003, Glenwood Marketing Associates, Inc. filed a lawsuit against the Company seeking a Temporary Restraining Order to refrain from entering into a Line of Credit with or transfer of stock to Cornell Capital. This proceeding was filed in Supreme Court of the State of New York for Nassau County.


ITEM 2.  Changes in Securities and Use of Proceeds

RECENT SALES OF UNREGISTERED SECURITIES.

Pursuant to a similar Regulation S Stock Purchase Agreement dated December 15, 2002, (the "Third Agreement") between the Company and Starz, the Company agreed to sell and Starz agreed to use its best efforts to purchase up to 7,000,000 shares of the Company's common stock, at a purchase price equal to 35% of the bid price of the Company's shares as quoted on the OTC Bulletin Board for the five consecutive trading days immediately preceding the date of a purchase order received by the Company. As of June 30, 2003 an aggregate of 6,042,043 shares had been purchased under the Third Agreement by foreign designees of Starz and the Company had received net proceeds of $172,940 or $.028 per share. Under the terms of these Agreements, Starz has the right to require the Company to include the shares in any registration statement under the Act filed by the Company after a period of one year from the date of purchase of such shares. All costs in connection with such registration are to be paid by the Company. The Company claims the exemption from registration of these transactions afforded by Regulation S under the Act in that all sales of the shares were made in "off-shore transactions" to persons who are not U.S. persons. No "directed selling efforts" were engaged in by either the Company or Starz and Starz made other representations and entered into other agreements consistent with the provisions of Regulation S. The funds raised were used for working capital and capital projects.

During second quarter 2003, 6,689,417 shares were issued to various vendors for services rendered. The average value of the shares was $.035.

On May 21, 2003, 2,000,000 shares of common stock with a fair market value of $72,000 was awarded to key executives as compensation.


ITEM 3.  Defaults Upon Senior Securities   (None)


ITEM 4.  Submission of Matters to a Vote of Security Holders   (None)


ITEM 5.  Other Information   (None)

ITEM 6.  Exhibits and Reports on Form 8-K

(a)  Exhibits


31.1 Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350,as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2 Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350,as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1 Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350,as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2 Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350,as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)   Reports on Form 8-K:  None



                                   SIGNATURES

     In accordance with the requirements of the Exchange Act, the Company caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Dated:  August 18, 2003            ITEC ENVIRONMENTAL GROUP, INC.
                                     (Registrant)


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