Form 10QSB
period 2003-09-30
ITEC ENVIRONMENTAL GROUP INC
filed 2003-11-13
CIK 855372

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-QSB

                                   (Mark One)

              [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended   September 30, 2003
                                                   ------------------

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


State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of September 30, 2003, the issuer had 58,012,008 shares of common stock, $.001 par value, outstanding.

Transitional Small Business Disclosure Format (Check one):  Yes [ ]   No [X]

                         ITec Environmental Group, Inc.
                            30 September 2003 10-QSB


                                   INDEX


PART I - FINANCIAL INFORMATION                                    Page

Item 1.  Consolidated Financial Statements (Unaudited)             3

  Review Report of Independent Certified Public Accountant         3

  Consolidated Balance Sheets                                      4-5

  Consolidated Statements of Income and Comprehensive Income
    for the three months ended September 30, 2003 and 2002         6

   Consolidated Statements of Income and Comprehensive Income
    for the nine months ended September 30, 2003 and 2002          7

  Consolidated Statements of Changes in Stockholders' Equity       8

  Consolidated Statements of Cash Flows for the nine months
    ended September 30, 2003                                       9

  Notes to Consolidated Financial Statements                     10-20

Item 2.  Management's Discussion and Analysis of Financial
              Condition and Results of Operations                 21

Item 3.  Controls and Procedures                                  25

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings                                        25

Item 2.  Changes in Securities                                    26

Item 3.  Defaults upon Senior Securities                          26

Item 4.  Submission of Matters to a Vote of Security Holders      26

Item 5.  Other Information                                        26

Item 6.  Exhibits and Reports on Form 8-K                         26

            Certifications

SIGNATURES                                                        27

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements


            REVIEW REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANT


The Shareholders
ITEC ENVIRONMENTAL GROUP
(A Development -Stage Company)


We have reviewed the accompanying balance sheet of Itec Environmental Group as of September 30, 2003, and the related statements of operations for the three months and nine months then ended and cash flows for the nine months then ended, in accordance with Statements on Standards for Accounting and Review Services issued by the American Institute of Certified Public Accountants. All information included in these financial statements is the representation of the management of Itec Environmental Group.

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

We have previously audited, in accordance with auditing standards generally accepted in the United States of America, the consolidated balance sheet of Itec Environmental Group as of December 31, 2002, and the related consolidated statements of operations, shareholders' equity, and cash flows for the year then ended (not presented herein); and in our report dated March 28, 2003, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed balance sheet as of September 30, 2003 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.



/s/ Henry Schiffer, C.P.A.
---------------------
Henry Schiffer, C.P.A.
AAC
Beverly Hills, California
November 12, 2003

                             ITEC ENVIRONMENT GROUP
                          BALANCE SHEET (Consolidated)


                                                         As of          As of
                                                        9/30/03        12/31/02
                                                      -----------    ----------
                  ASSETS                              (Unaudited)
 Current Assets
       Cash & Cash Equivalents                        $   100,100    $        -
       Accounts Receivable (net)                          284,333        51,774
       Inventory                                           64,461       238,466
       Other                                                4,865         8,000
                                                      -----------    ----------
    Total Current Assets                                  453,759       298,240
 Fixed Assets
       Furniture & Equipment net of Depreciation          214,016       106,189
                                                      -----------    ----------
    Total Fixed Assets                                    214,016       106,189
 Other Assets
       Deposits                                            10,224         5,158
       Prepaid Expenses                                    63,803        10,472
       Note Receivable                                     94,183        50,368
       Prepaid License Fees                                17,500        25,000
       Other-misc                                           3,833        40,590
       Deferred Tax Asset                               1,636,995     1,636,996
                                                      -----------    ----------
    Total Other Assets                                  1,826,538     1,768,584
                                                      -----------    ----------
    Total Assets                                      $ 2,494,313    $2,173,013
                                                      ===========    ==========



See accompanying notes to financial statements.

                             ITEC ENVIRONMENT GROUP
                          BALANCE SHEET (Consolidated), Continued


                                                         As of          As of
                                                        9/30/03        12/31/02
                                                      -----------    ----------
                                                      (Unaudited)

                  LIABILITIES

Current Liabilities
       Accounts Payable                               $   706,255    $  782,995
       Accrued Liabilities                                103,281        83,883
       Accrued Payroll                                     67,228       131,891
       Payroll/Sales Tax Liabilities                        9,078        13,166
                                                      -----------    ----------
    Total Current Liabilities                             885,842     1,011,935
 Other Liabilities
       Deferred Revenue                                   475,190       170,000
       Note Payable GMA                                 2,146,463     1,915,230
       Provision for Income Taxes                       1,353,433     1,544,103
                                                      -----------    ----------
    Total Other Liabilities                             3,975,086     3,629,333
                                                      -----------    ----------
    Total Liabilities                                   4,860,928     4,641,268
                                                      -----------    ----------
                  EQUITY

    Preferred Stock, no par value
        10,000,000 shares authorized none
        issued & outstanding
    Common Stock, no par value,
       750,000,000 shares authorized, 58,012,008
       shares issued & outstanding at 9/30/03              58,012       254,715
    Paid in Capital                                     4,260,403     3,517,163
    Accum deficit current period                         (444,897)   (2,462,421)
    Accum deficit during
       Development stage                               (6,240,133)   (3,777,712)
                                                      -----------    ----------
    Total Stockholders' deficit                        (2,366,615)   (2,468,255)
                                                      -----------    ----------
 Total Liabilities & Stockholders' Equity             $ 2,494,313    $2,173,013
                                                      ===========    ==========



See accompanying notes to financial statements.

                             ITEC ENVIRONMENT GROUP
            CONSOLIDATED STATEMENT OF INCOME AND COMPREHENSIVE INCOME
                                  (Unaudited)
                                                Three Months Ended
                                            9/30/03             9/30/02
                                         ----------          ----------
 Revenues
    Fees                                 $        -          $        -
                                         ----------          ----------
       Total Income                               -                   -

 Cost of Goods Sold
    Commissions                                   -                   -
    Equipment Costs                               -                   -
                                         ----------          ----------
       Cost of Goods Sold                         -                   -

 Operating Expenses
    Consulting Fees                               -              86,700
    Payroll                                 164,002             150,126
    International Contract Service                               38,125
    Plant Expenses                            8,389                   -
    Professional Fees                        36,377              37,243
    Research and Development                      -               1,200
    Travel and Entertainment                 17,687              16,815
    Depreciation & Amortization              12,097               4,542
    Engineering                                   -              83,438
    Freight & Delivery                          675                 108
    Public Relations                            150               2,945
    Stockholder Expenses                     (1,467)             38,608
    Telephone                                 3,276              13,566
    Insurance                                21,691               6,784
    Rent                                     10,440               4,821
    Other-Misc                               (3,044)              4,693
    Repairs                                   1,879                 150
    Contract Labor                              251                 250
    Dues and Subscriptions                      677                 551
    Office Supplies                           1,834               2,620
    Office Equipment                            628                   -
    Equipment Lease                           1,249              (8,567)
    Postage                                     864               2,002
    Trade Shows and Printing                      -                 960
                                         ----------          ----------
       Total Operating Expenses             277,655             487,680

 Other Income(expense)
    Interest                                 (6,900)            (18,746)
    Currency Conversion Net Loss                  -                   -
    Other Income (net of expense)                                   794
    Income Tax                               85,367             149,135
                                         ----------          ----------
                                             78,467             131,183

       Total Net Income (Loss)           $ (199,188)         $ (356,497)
                                         ==========          ==========
 Shares Outstanding                      58,012,008          26,662,493
 EPS                                     $   (0.003)         $   (0.013)
 EPS - Fully Diluted                     $   (0.003)         $   (0.012)

See accompanying notes to financial statements.

                             ITEC ENVIRONMENT GROUP
            CONSOLIDATED STATEMENT OF INCOME AND COMPREHENSIVE INCOME
                                  (Unaudited)
                                                Nine Months Ended
                                           9/30/03            9/30/02
                                         ----------          ----------
 Revenues
    Fees                                 $  455,250          $        -
                                         ----------          ----------
       Total Income                         455,250                   -

 Cost of Goods Sold
    Commissions                                 200                   -
    Equipment Costs                         201,000                   -
                                         ----------          ----------
       Cost of Goods Sold                   201,200                   -

 Operating Expenses
    Consulting Fees                                             168,700
    Payroll                                 336,858             414,248
    International Contract Services          25,645             103,049
    Plant Expenses                           51,621                   -
    Professional Fees                       260,566             130,146
    Research and Development                  3,750              12,740
    Travel and Entertainment                 29,797              62,904
    Depreciation & Amortization              32,772              13,540
    Engineering                                   -             110,613
    Freight & Delivery                        5,737               8,627
    Public Relations                          4,350               7,715
    Stockholder Expenses                     (2,271)            183,947
    Telephone                                13,761              25,269
    Insurance                                44,497               6,695
    Rent                                     27,260               7,305
    Other-Misc                                  250               5,298
    Repairs                                   3,401               3,172
    Contract Labor                            2,845               2,966
    Dues and Subscriptions                    1,702               6,332
    Office Supplies                           5,128               9,412
    Office Equipment                            938                   -
    Equipment Lease                           6,301                  79
    Postage                                   2,270               5,868
    Trade Shows and Printing                     27               4,955
                                         ----------          ----------
       Total Operating Expenses             857,205           1,293,580

 Other Income(expense)
    Interest                                (32,412)            (76,232)
    Currency Conversion Net Loss                  -                   -
    Other Income (net of expense)                                   794
    Income Tax                              190,670             401,269
                                         ----------          ----------
                                            158,258             325,831

       Total Net Income (Loss)           $ (444,897)         $ (967,749)
                                         ==========          ==========
 Shares Outstanding                      58,012,008          26,662,493
 EPS                                     $   (0.008)         $   (0.036)
 EPS - Fully Diluted                     $   (0.007)         $   (0.034)

See accompanying notes to financial statements.

                                        ITEC ENVIRONMENTAL GROUP
                       CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                                 FOR THE PERIOD ENDED SEPTEMBER 30, 2003



                                    No. of Common    Stock        Additional      Accumulated     Total
                                    Stock Shares     Amount     Paid-In Capital     Deficit
                                    -----------------------------------------------------------------------

Balance at December 31, 2000           6,651,987     1,000                        $(1,396,093)  $(1,395,093)
                                     ----------------------------------------------------------------------

Balance at December 31, 2001          12,692,000   191,688       1,111,380         (3,777,713)   (2,474,645)
                                     ----------------------------------------------------------------------

Balance at December 31, 2002          41,997,068   254,715       3,517,163         (6,240,133)   (2,468,255)
                                     ----------------------------------------------------------------------

Balance at March 31, 2003             45,297,068   258,015       3,598,863         (6,420,465)   (2,563,587)

Balance at June 30, 2003              57,962,008    57,962       4,258,453         (6,485,841)   (2,169,426)
                                     ----------------------------------------------------------------------
Net Income for the period ended
    September 30, 2003                                                               (199,188)     (199,188)

Common Stock Issued for Services
    September 30, 2003                    50,000        50           1,950                            2,000
                                     ----------------------------------------------------------------------
Balance at September 30, 2003         58,012,008    58,012      $4,260,403        $(6,685,029)  $(2,366,614)
                                     ======================================================================



See accompanying notes to financial statements.

                             ITEC ENVIRONMENT GROUP
                     STATEMENTS OF CASH FLOWS (CONSOLIDATED)
                                  (Unaudited)
                                                          Nine Months Ended
                                                         9/30/03       9/30/02
                                                       ----------    ----------
Cash Flows From Operating Activities

   Net Income                                          $ (444,897)   $ (967,749)
   Adjustments to reconcile Net Income
   to net cash provided by operations:
      Increase/Decrease in accounts receivable           (232,553)       (1,368)
      Increase/Decrease in Inventory                      156,973       (41,119)
      Increase/Decrease in accounts payable, accrued          -             -
      expenses and other                                 (115,637)       50,636
      Increase/Decrease in provision for income taxes    (190,670)     (401,269)
      Increase/Decrease in deferred revenue               305,191
      Increase/Decrease in other assets                   (27,396)       (9,259)
                                                       ----------    ----------
Net Cash provided by Operation Activities                (548,989)   (1,370,128)
                                                       ----------    ----------

Cash Flows From Investing Activities
      PP&E                                                (90,796)      (40,287)
      License Fee                                           7,500         7,500
      Deposits                                             (5,070)         (900)
      Notes Receivable                                    (26,025)
      Web Site                                             (3,833)
      Intercompany                                                    1,406,763
                                                       ----------    ----------
      Net cash used in investing activities              (118,224)    1,373,076
                                                       ----------    ----------

Cash Flows From Financing Activities
      Notes paybale                                       232,565
      Issuance of common stock                           (196,703)     (191,688)
      Capital raised                                      743,241       191,688
                                                       ----------    ----------
      Net Cash provided by Financing Activities           779,103           -
                                                       ----------    ----------

Net Cash increase for period                              111,890         2,948
                                                       ----------    ----------
Cash at beginning of period                               (11,791)        4,253

Cash at end of period                                  $  100,099    $    7,201
                                                       ==========    ==========


See accompanying notes to financial statements.

                  ITEC ENVIRONMENTAL GROUP, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2003

NOTE 1 - DESCRIPTION OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

     (a)  General
          -------

Beechport Capital Corp. ("Beechport") was organized as a Colorado corporation on January 24, 1989, in order to evaluate, structure and complete a merger with or acquisition of, prospects consisting of private companies, partnerships or sole proprietorships.

ITEC Environmental Group, Inc. ("Itec" or the "Company") was incorporated under the laws of the State of Delaware on March 28, 2000. Itec was formed for the purpose of acquiring certain patented technology and the development of a worldwide market for its usage.

On May 4, 2001 Beechport entered into a share exchange agreement with Itec to acquire all the issued and outstanding shares of common stock of Itec in exchange for 6,651,987 shares of Beechport's common stock. This business combination resulted in the shareholders of ITEC owning approximately 66.5% of the issued and outstanding shares of the Beechports's common stock (10,000,000 shares were outstanding upon completion of the transaction), and Beechport holding 100% of the issued and outstanding shares of Itec's common stock.

At a special September 27, 2002 meeting of the shareholders of Beechport Capital Corp., the Company authorized a merger of Beechport into its wholly-owned subsidiary, Itec Environmental Group, Inc.

The Company's business plan is to attempt to build on the foundation of the patented technology and proprietary equipment and to form strategic alliances and a management team to become a worldwide supplier of oil and agricultural chemical container recycling equipment and related systems. The Company's initial marketing of the technology will be concentrated in Italy, but is intending to market in the future in the United States and other countries.

The  Company's  subsidiary,   ECO2  Environmental  Systems,  Inc.  ("ECO2")  was
incorporated under the laws of the State of Delaware on April 10, 2000. The only activity to date has been the registration of a trademark for ECO2.

     (b)  Basis of Presentation
          ---------------------

The accompanying unaudited interim financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information.

Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States for complete financial statements. The accompanying financial statements reflect all adjustments (consisting of normal recurring accruals), which are, in the opinion of management, considered necessary for a fair presentation of the results for the interim periods presented. Operating results for the quarter ended September 30, 2003 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2003. These financial statements should be read in conjunction with the audited financial statements included in the Company's amended Annual Report on Form 10-KSB/A for the year ended December 31, 2002.

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

     (e)  Revenue and Expense Recognition
          -------------------------------

As of September 30, 2003, the Company had revenue of $455,000 for the nine month period then ended. The Company intends to recognize revenues from sales of equipment upon delivery as earned as per SAB 101.

Amounts billed in advance of the period in which a service is rendered or a product is delivered are recorded as a liability under "Deferred Revenue". At September 30, 2003, deferred revenue for the nine month period then ended totaled $475,190 for the sale of ECO2 systems not yet shipped.

          ------------------------------------------

Itec's  primary  revenue  source,  the  ECO2TM  Environmental  System,  is a new
cost-effective,   environmentally  sensitive  technology  for  cleaning  plastic contaminated by substances that make most types of plastic ineligible for traditional recycling programs. Itec will also provide additional services to purchasers of the ECO2TM Environmental System in exchange for recurring fees. These services will include: extended warranty upgrades, technical support and trouble-shooting, training for operators, consulting for material feedstock and product sales, and software upgrades that will allow the ECO2TM Environmental System to clean other contaminated plastic materials. It is intended that this recurring revenue or royalty fees will average 9% of annual gross revenue of our customers for a period of five years. Our revenue should be in the range of $28,000 - $35,000 per system per year. We also intend to require purchasers of the ECO2TM Environmental System to enter into five year maintenance agreements providing for fees of $25,000 per year, payable in equal monthly installments, for telephonic monitoring of the ECO2TM System and software upgrades.

Effective January 1, 2001, the Company adopted SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information". As of September 30, 2003, revenue attributed to foreign sales was $450,000 for the nine month period then ended with all sales being earned in Italy.

The Company contracts with others for the manufacturing of the equipment. General and administrative expenses and the costs of advertising are expensed as incurred.

     (f)  Concentrations
          --------------

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of temporary cash investments and cash equivalents and trade accounts receivables. At September 30, 2003, the Company had no amounts of cash or cash equivalents in U.S. financial institutions in excess of amounts insured by agencies of the U.S. Government. At September 30, 2003, the Company had net trade receivables of $284,333. Initial trade receivables are expected to be principally from customers in Italy. Since initial anticipated customers will be from one geographic location, a concentration of credit risk could exist due to potential changes in economic activity in that area. The Company does not require collateral for its trade accounts receivables.

     (g)  Cash Equivalents
          ----------------

The Company considers all short-term investments in securities that mature in 90 days or less to be cash equivalents.

     (h)  Allowance for Doubtful Accounts
          -------------------------------

An allowance for doubtful accounts is provided to reflect potential uncollectible receivables. As of September 30, 2003, Allowance for Doubtful Accounts was $186,605 of which $121,480 is for a note receivable from an officer stockholder without adequate collateral.

         (i) Use of Estimates in the Preparation of Financial Statements -----------------------------------------------------------The
preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

      (j)  Geographic Area of Operations
          -----------------------------

Currently, the Company operates its business principally in Italy. The potential for severe financial impact can result from negative effects of economic conditions within the markets or geographic areas. Since the Company's business is principally in one area, this concentration of operations results in an associated risk and uncertainty.

     (k)  Goodwill and Intangible Assets
          -----------------------------
Effective July 1, 2001, the Company adopted SFAS No. 142, "Goodwill and Other Intangible Assets," which requires that goodwill and intangible assets with indefinite lives no longer be amortized but rather be reviewed annually, or more frequently if impairment indicators arise, for impairment. Separable intangible assets that are not deemed to have an indefinite life will continue to be amortized over their useful lives. In assessing the recoverability of the Company's goodwill and intangibles, the Company must make assumptions regarding estimated future cash flows and other factors to determine the fair value of the respective assets. If these estimates or assumptions change in the future, the Company may need to record an impairment charge for these assets. An impairment charge would reduce operating income in the period it was determined that the charge was needed.

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

         (m) Future Impact of Recently Issued Standards
             ------------------------------------------

In June 2001, the FASB issued SFAS No. 143, Accounting for Asset Retirement Obligations. SFAS No. 143 requires that we record the fair value of an asset retirement obligation as a liability in the period in which we incur a legal obligation associated with the retirement of tangible long lived assets that resulted from the acquisition, construction, development, and/or normal use of the assets. We would also record a corresponding asset that is depreciated over the life of the asset. Subsequent to the initial measurement of the asset retirement obligation, the obligation will be adjusted at the end of each period to reflect the passage of time and changes in the estimated future cash flows underlying the obligation. Our adoption of SFAS No. 143 effective October 1, 2002 did not have a significant impact on our financial statements. However, in the event that we make alterations to certain leased facilities in the future, our landlord may be entitled to require us to restore the property upon termination of the related lease at our expense. As such, any significant alterations might have a material impact on our consolidated financial statements.

In June 2001,  the FASB  issued  SFAS No.  142,  Goodwill  and Other  Intangible
Assets. SFAS No. 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead be tested for impairment at least annually in accordance with the provisions of SFAS No. 142. SFAS No. 142 also requires that intangible assets with definite useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of. Goodwill and other intangible assets acquired in business combinations completed before July 1, 2001 are amortized until the adoption of SFAS No. 142, after which only intangible assets with definite useful lives will continue to be amortized. Our adoption of SFAS No. 142 effective on October 1, 2002 did not result in a transitional impairment charge, change of useful lives or residual values of intangible assets acquired, or the reclassification of existing intangible assets to conform with new classification criteria in SFAS No. 141. We will perform an annual goodwill impairment test during the fourth quarter of each fiscal year. There can be no assurance that at the time the test is completed an impairment charge may not be recorded.

             ------------------------------------------

In August 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, which supersedes both SFAS Statement No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, and the accounting and reporting provisions of APB Opinion No. 30, Reporting the Results of Operations--Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions, for the disposal of a segment of a business (as previously defined in that Opinion). SFAS No. 144 retains the fundamental provisions in SFAS No. 121 for recognizing and measuring impairment losses on long-lived assets held for use and long-lived assets to be disposed of by sale, while also resolving significant implementation issues associated with SFAS 121. For example, SFAS No. 144 provides guidance on how a long-lived asset that is used as part of a group should be evaluated for impairment, establishes criteria for when a long-lived asset is held for sale, and prescribes the accounting for a long-lived asset that will be disposed of other than by sale. SFAS No. 144 retains the basic provisions of APB No. 30 on how to present discontinued operations in the statement of operations but broadens that presentation to include a component of an entity (rather than a segment of a business). Unlike SFAS No. 121 an impairment assessment under SFAS No. 144 will never result in a write-down of goodwill. Rather, goodwill is evaluated for impairment under SFAS No. 142, Goodwill and Other Intangible Assets. We adopted the provisions of SFAS No. 144 effective October 1, 2002. The adoption of SFAS No.
144 did not have a significant impact on our Consolidated Financial Statements.

In July 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. SFAS No. 146 revises the accounting for specified employee and contract terminations that are part of restructuring activities and nullifies Emerging Issues Task Force (EITF) Issue 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity. Companies will be able to record a liability for a cost associated with an exit or disposal activity only when the liability is incurred and can be measured at fair value. Commitment to an exit plan or a plan of disposal expresses only management's intended future actions and therefore does not meet the requirement for recognizing a liability and related expense. SFAS No. 146 only applies to termination benefits offered for a specific termination event or a specified period. It will not affect accounting for the costs to terminate a capital lease. We are required to adopt SFAS No. 146 for exit or disposal activities initiated after December 31, 2002. We are evaluating this new standard but expect that the effects of adoption, if any, would relate solely to exit or disposal activities undertaken in the future.

In November 2002, the FASB issued Interpretation No. 45 (FIN 45), Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness to Others, an interpretation of FASB Statements No. 5, 57 and 107 and a rescission of FASB Interpretation No. 34. FIN 45 elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under guarantees issued. FIN 45 also clarifies that a guarantor is required to recognize, at inception of a guarantee, a liability for the fair value of the obligation undertaken. The initial recognition and measurement provisions of FIN 45 are applicable to guarantees issued or modified after December 31, 2002 and are not expected to have a material effect on our Financial Statements.

             ------------------------------------------

In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation--Transition and Disclosure--an amendment of FASB Statement No. 123. SFAS No. 148 amends SFAS No. 123, Accounting for Stock Based Compensation and provides alternative methods for accounting for a change by registrants to the fair value method of accounting for stock-based compensation. Additionally, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require disclosure in the significant accounting policy footnote of both annual and interim financial statements of the method of accounting for stock-based compensation and the related pro-forma disclosures when the intrinsic value method continues to be used. SFAS No. 148 is effective for fiscal years ended after December 15, 2002, and disclosures are effective for the first fiscal quarter beginning after December 15, 2002. We do not believe that adoption of SFAS No. 148 will have a material effect on our financial condition or results of operations. We will continue to apply the intrinsic value method of accounting prescribed by APB No. 25, Accounting for Stock Issued to Employees.

In January 2003, the FASB issued Interpretation No. 46 (FIN 46), Consolidation of Variable Interest Entities, an interpretation of ARB No. 51. FIN 46 addresses the consolidation by business enterprises of variable interest entities as defined in the Interpretation. FIN 46 is effective for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003 the provisions of FIN 46 must be applied for the first interim period beginning after June 15, 2003. The application of FIN 46 is not expected to have a material effect on the Company's condensed consolidated financial statements. The Company does not have any variable interest entities, therefore this Interpretation is not expected to have an impact on its consolidated financial statements.


NOTE 2 - BASIS OF PRESENTATION - GOING CONCERN

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplates continuation of the Company as a going concern. However, the Company has suffered recurring losses from operations and has a net capital deficiency that raises substantial doubt about the Company's ability to continue as a going concern. Management is attempting to raise additional equity. The Company filed a Form SB-2A on June 20, 2003, in an effort to raise up to $5 million in additional equity. This registration filing is currently under review by the SEC. There is no guarantee, however, that this offering or any other efforts will result in the Company raising sufficient capital or any capital or additional financing.

In view of these matters, continuing as a going concern is dependent upon the Company's ability to meet its financing requirements, raise additional capital, and the success of its future operations or completion of a successful business combination. Management plans to pursue financing arrangements and aggressive sales of equipment to remedy the capital and loss circumstances to provide the opportunity for the Company to continue as a going concern.

NOTE 3 - COMMON STOCK

The Articles of Incorporation of Itec authorize a maximum of 750,000,000 shares of $0.001 par value common stock and 10,000,000 shares of $0.001 par value preferred stock. Each share of common stock is entitled to one voting right, the right to share in earnings, and the right to share in assets upon liquidation. At September 30, 2003, 58,012,008 shares of common stock were issued and outstanding.

As previously discussed, on May 4, 2001, Beechport entered into a share exchange agreement with Itec to acquire all the issued and outstanding shares of common stock of Itec in exchange for 6,651,987 shares of Beechport's common stock. This business combination resulted in the shareholders of Itec owning approximately 66.5% of the issued and outstanding shares of the Company's common stock (10,000,000 shares were outstanding upon completion of the transaction), and the Company holding 100% of the issued and outstanding shares of Itec's common stock.

This transaction is a recapitalization of Itec, with no revaluation of assets and liabilities. Beechport was a shell corporation at the time of the exchange and therefore the acquisition was not recorded as a purchase transaction.

During third quarter 2003, 50,000 restricted common stock shares were issued to a vendor for services rendered as part of our SB-2A registration. These shares are included as part of our current registration offering. The five day average closing price of the shares was $.04.

The Company filed its Form SB-2A on June 20, 2003, in an effort to raise an additional $5 million in equity. This registration is currently under review by the SEC.


NOTE 4 - NOTES PAYABLE

The Company entered into an agreement with Glenwood Marketing Associates,  Inc.,
(GMA) effective April 25, 2000, whereby GMA agreed to lend $1,100,000 to the Company. From this $1,100,000 loan, the Company agreed to pay $200,000 of capital formation fees to GMA. These fees were expensed in the year incurred. The loan bears interest at 10% per annum payable in monthly interest only payments for the 36-month term of the loan.

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

In June 2003, Glenwood Marketing Associates, Inc. filed a lawsuit against the Company seeking a Temporary Restraining Order to refrain from entering into a Line of Credit with or transfer of stock to Cornell Capital. This proceeding was filed in Supreme Court of the State of New York for Nassau County. In August, this action was moved into the United States District Court for the Eastern District of New York. In November 2003, Itec filed a motion for a change of venue to the United States District Court, Eastern District of California.

In July 2003, the Company withdrew its lawsuit for declaratory relief in the amount of $1,100,000 against Glenwood Marketing Associates, Inc. filed in California Superior Court for Stanislaus County.

In July,  the  Company  borrowed  $100,000  through a Note  Payable  bearing  8%
interest annually due and payable in December 2003. In August, the Company rolled the aforementioned $100,000 Promissory Note due in December, 2003 into a new $600,000 Promissory Note Payable bearing 8% interest annually due and payable in January 2004.


NOTE 5 - LEASES

Effective April 2001, the Company entered into a lease agreement for office facilities in California. Under terms of the lease, the Company agreed to pay monthly lease payments of $900 for 36 months. This lease was terminated in February 2003 without cost to the Company.

Effective January 2003, the Company entered into a lease agreement for office and plant facilities in California. Under terms of the lease, the Company agreed to pay monthly lease payments of $3,480 for 24 months.

Effective January 2003 the Company entered into various lease agreements for office and plant equipment. The terms of these leases vary from 24 to 60 months.

Future minimum rentals under these operating leases are as follows:

                    Year Ending December 31,
                            2003                             19,486
                            2004                             59,603
                            2005                             20,283
                            2006                             10,048
                            2007                              8,903
                                                       ------------
                            Total                      $    118,323
                                                       ============

NOTE 6 - TECHNOLOGY LICENSE

Effective June 30, 2000, the Company entered into a five-year patent license agreement with Honeywell International, Inc. (Honeywell), whereby the Company obtained a non-exclusive, nontransferable worldwide license to practice the methods and to make, use, and sell, the products and/or covered by the proprietary rights, limited to the field of use of separating and recovering motor oil from high density polyethylene plastic. Under the terms of the agreement, the Company agreed to pay a $50,000 non-refundable initial license fee and an additional minimum annual royalty commencing upon delivery of the first equipment to an Itec customer, of the greater of $50,000 or 5% of the gross sales of all products and or services sold in the United States and 3% of the products and or services sold in countries other than the United States. The initial license fee of $50,000 is not creditable toward the minimum annual royalty and was payable in three equal installments. The first installment was due upon the execution of the contract, the second on December 1, 2001, and the third on April 1, 2001. At March 31, 2002, $33,333 was accrued as a liability.

On April 25, 2001, Honeywell revised the payment schedule to reflect the updated delivery schedule so that the previous December 1, 2001 payment was due on May 30, 2002 and the final payment due December 31, 2003. As of September 30, 2003, the $16,667 paid and the additional $33,333 accrued have been accounted for as prepaid expenses based upon the revised agreement, whereby these amounts apply only upon shipment of the first equipment systems. The amounts are not refundable and will be expensed upon shipment. This agreement automatically renews for additional one-year periods after the end of the initial five-year term unless written notice is given by either party of its intent to terminate the agreement. Honeywell may terminate this agreement in the event of bankruptcy or insolvency of the Company, an assignment for the benefit of creditors of the Company, the nationalization of the industry which encompasses any products or services, any suspension of payments under the terms of the agreement by government regulation, the Company's failure to commence manufacture, a substantial change in ownership of the Company (whether resulting from merger, acquisition, consolidation or otherwise), another company or person acquiring control of the Company, or the existence of a state of war between the United States and any country where the Company has a license to manufacture products or provide services. In addition, if either party to the agreement defaults for any reason in any of the obligations under the terms of the agreement, the other party will have the right to terminate the agreement by giving at least 60 days written notice.

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

The $50,000 license fee is recorded as an intangible asset and is being amortized over the initial five year term of the license agreement on a straight-line basis. Management's policy with respect to long-lived assets, including intangible assets, is to periodically review the carrying amounts, at least annually, to determine if there is any impairment in the carrying value. As of September 30, 2003, management believes that there is no impairment in the carrying value of any of its long-lived assets.


NOTE 7 - RECEIVABLE RELATED PARTY

On July 5, 2000, the Company's Board of Directors approved and authorized the Company to make a loan of $250,000 to the Company's President. The loan, according to the minutes of the Board meeting, is interest only for ten years with the total principal due at the end of ten years. Interest in the amount of $18,958 has been waived in the year ended December 31, 2002 and $9,479 in year ended December, 2001 by the board of directors and was recorded as compensation expense in the respective periods. As of September 30, 2003, $161,973 was advanced on the loan. An allowance of $121,480 has been recorded against this receivable.


NOTE 8 - AGREEMENT
The Company has entered into an agreement with Cesmet Laboratories SRL, an Italian company for a cooperative effort and the oversight of ITEC's Italian operations. The fees for this agreement are on a time and expense basis billed monthly. A director of the Company is a 50% owner of Cesmet Laboratories SRL.


NOTE 9 - SUBSIDIARY

On April 11, 2001, ITEC formed a wholly owned subsidiary and incorporated it as a Delaware corporation known as ECO2 Environmental Systems. The only activity to date was the registration of a trademark for ECO2.


NOTE 10 - SUBSEQUENT EVENTS

In November 2003, Itec filed a motion for a change of venue in the Glenwood Marketing Associates, Inc. lawsuit to the United States District Court, Eastern District of California.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Itec continues to operate as a "Development Stage Company".

During the next twelve months Itec intends to continue marketing its ECO2 cleaning system for eventual sales. In February 2003, Itec opened a plastic recycling plant in Oakdale, California to be used as a testing and research facility. Itec continues to develop and refine its ECO2 cleaning process.

Expenses for the three months ending September 30 2003 were as follows:
Professional Fees & Consulting $36,400; Payroll $164,000;
Interest $6,900; G&A $77,300.

We do not have sufficient cash or lines of credit for the next twelve months to remain operational and pay our debts and expenses as they come due, but are in the process of raising funds through a registered offering. Through this offering, we expect to have sufficient cash or lines of credit to satisfy our needs for the twelve months ending September 30, 2004. The "offering" refers to an equity line of credit via Cornell Capital for which Itec has filed an SB-2A with the SEC on June 20, 2003. As of September 30, 2003, the SEC was still reviewing our registration statement.

As of September 30, 2003, the testing and evaluation of the first Gen-2 system delivered to our first Italian customer continues. Further manufacturing and delivery of Gen-2 ECO2 systems will continue once those results and evaluations have been completed.

The Italian Governments IG program which is the primary funding source for our Italian customers continues to move at a very slow pace. Itec continues to receive assurances from the Italian Government that the IG program is on schedule and all funding is available. Due to the extended time that the Italian program has taken, however, Itec may explore other business opportunities and options available to it in the future.

Forward-Looking Statements

In addition to historical information, this Quarterly Report on Form 10-QSB contains forward-looking statements that involve risks and uncertainties that could cause our actual results to differ materially. Factors that might cause or contribute to such differences include, but are not limited to, those discussed in the section entitled "Management's Discussion and Analysis of Financial Position and Results of Operations--Risk Factors." When used in this report, the words "expects," "anticipates," "intends," "plans," "believes," "seeks," "estimates" and similar expressions are generally intended to identify forward-looking statements. You should not place undue reliance on these forward-looking statements, which reflect our opinions only as of the date of this Quarterly Report. We undertake no obligation to publicly release any revisions to the forward-looking statements after the date of this document. You should carefully review the risk factors described in other documents we file from time to time with the Securities and Exchange Commission, including the Annual Report on Form 10-KSB for the fiscal year ended December 31, 2002 and the other Quarterly Reports on Form 10-QSB filed by us in our fiscal year 2003, which runs from January 1, 2003 to December 31, 2003.

Critical Accounting Policies and Estimates

Management's Discussion and Analysis of Financial Condition and Results of Operations discusses the Company's condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these condensed consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. We believe that the estimates, judgments and assumptions upon which we rely are reasonable based upon information available to us at the time that these estimates, judgments and assumptions are made. To the extent there are material differences between these estimates, judgments or assumptions and actual results, our financial statements will be affected.

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

Deferred Tax Assets

The Company has approximately $1.6 million in deferred tax assets as of September 30, 2003 to record against future income. The Company does not have a valuation allowance against this asset as it believes it is more likely than not that the tax assets will be realized. The Company has considered future income expectations and prudent tax strategies in assessing the need for a valuation allowance. In the event the Company determines in the future that it needs to record a valuation allowance, an adjustment to deferred tax assets would be charged against income in the period of determination.

Allowances for Doubtful Accounts

We make judgments as to our ability to collect outstanding receivables and provide allowances for the portion of receivables when collection becomes doubtful. Provisions are made based upon a specific review of all significant outstanding invoices. For those invoices not specifically reviewed, provisions are provided at differing rates, based upon the age of the receivable. In determining these percentages, we analyze our historical collection experience and current economic trends. If the historical data we use to calculate the allowance for doubtful accounts does not reflect the future ability to collect outstanding receivables, additional provisions for doubtful accounts may be needed and the future results of operations could be materially affected.

RESULTS OF OPERATIONS

REVENUES AND EXPENSES FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2003 AND THE NINE MONTHS ENDED SEPTEMBER 30, 2003 AS COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 2002 AND THE NINE MONTHS ENDED SEPTEMBER 30, 2002

We had no revenues during this past quarter as compared to no revenues for the three months ended September 30, 2002. Revenues were $455,250 for the nine months ended September 30, 2003 as compared to no revenues for the nine months ended September 30, 2002. Our operating loss for the quarter was $199,188 compared to a loss of $441,559 for the three months ended September 30, 2002. The operating loss was $444,897 for the nine months ended September 30, 2003 as compared to a loss of $967,749 for the nine months ended September 30, 2002. The decrease in our operating loss is attributable to a decrease in operating expenses of $436,375.

LIQUIDITY AND CAPITAL RESOURCES

Our current assets increased from $298,240 as of December 31, 2002 to $453,759 as of September 30, 2003. Our current liabilities reduced from $1,011,935 as of December 31, 2002 to $885,842 as of September 30, 2003. Our working capital deficit has been reduced from $713,695 as of December 31, 2002 to $432,083 as of September 30, 2003. Our total assets increased from $2,173,013 to $2,494,313. This increase is attributable to an increase in cash, accounts receivable and furniture and equipment. Total liabilities increased from $4,641,268 to $4,860,928 which is primarily attributable to an increase in deferred revenue.

The Company has suffered recurring losses from operations and has a net capital deficiency that raises substantial doubt about the Company's ability to continue as a going concern. As of September 30, 2003 the Company does not have sufficient cash or lines of credit for the next twelve months to remain operational and pay our debts and expenses as they come due, but is in the process of raising funds through a registered offering. Through this offering the Company is attempting to obtain sufficient cash or lines of credit to satisfy its needs for the twelve months ending September 30, 2004.

The Company filed Form SB-2A with the SEC on June 20, 2003 in an effort to raise an additional $5 million of equity. This registration filing is currently under review by the SEC. There is no guarantee, however, that this offering or any other efforts will result in the Company raising sufficient capital or any capital or additional financing.

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

IF WE CANNOT OBTAIN ADDITIONAL FUNDS WHEN NEEDED, OR ACHIEVE PROFITABILITY WE MAY NOT BE ABLE TO CONTINUE AS A GOING CONCERN.

Our independent auditors have included an explanatory paragraph in their 2002 audit report referring to our recurring operating losses and a substantial doubt about our ability to continue as a going concern. Management is evaluating various funding alternatives and believes funds will be available from obtaining additional financing and from sales revenue sufficient to support planned operations through September 30, 2004. However, there can be no assurance that we will be able to raise additional funds or achieve planned sales volumes. If we do not secure additional funding, we will be unable to conduct all of our product development efforts as planned, and we may need to cease operations or sell assets. In addition, the existence of the explanatory paragraph in the audit report may in and of itself cause our stock price to decline as certain investors may be restricted or precluded from investing in companies that have received this notice in an audit report.

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

WE HAVE A HISTORY OF LOSSES.

We have never been profitable, and we have had operating losses since our inception. To date, we have engaged primarily in research and development efforts. The further development and commercialization of our products will require substantial development, regulatory, sales and marketing, manufacturing and other expenditures. We have only generated limited revenues from product sales.
Our accumulated deficit was about $6.7 million at September 30, 2003.

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


ITEM 3.  CONTROLS AND PROCEDURES

An evaluation was carried out by the Company's management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures as of September 30, 2003 (as defined in Rule 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the design and operation of these disclosure controls and procedures were effective.

During the period covered by this report, there have been no changes in the Company's internal control over financial reporting that have materially affected or are reasonably likely to materially affect the Company's internal control over financial reporting.


                                     PART II

ITEM 1.  LEGAL PROCEEDINGS

In early 2003 the Company filed a lawsuit against Fedegari Autoklaven A.G. for fraud, breach of contract and unfair business practices. This legal proceeding was filed in California Superior Court for Stanislaus County. Service was effected on the defendant in June 2003. This case has been moved to U.S. District Court, Eastern Division of California. The Defendant moved to dismiss for lack of jurisdiction and improper venue. On 6 November, 2003 the U.S. District Court granted the Defendant its motion to dismiss.

In June 2003, the Company filed a lawsuit against Glenwood Marketing Associates, Inc., for declaratory relief from the note outstanding in the amount of $1,100,000. This proceeding was filed in California Superior Court for Stanislaus County. Service was effected on the defendant in June 2003.

In June 2003, Glenwood Marketing Associates, Inc. filed a lawsuit against the Company seeking a Temporary Restraining Order to refrain from entering into a Line of Credit with or transfer of stock to Cornell Capital. This proceeding was filed in Supreme Court of the State of New York for Nassau County. In August, this action was moved into the United States District Court for the Eastern District of New York.

In July 2003, the Company withdrew its lawsuit for declaratory relief in the amount of $1,100,000 against Glenwood Marketing Associates, Inc. filed in California Superior Court for Stanislaus County.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

RECENT SALES OF UNREGISTERED SECURITIES.

During third quarter 2003, 50,000 restricted common stock shares were issued to a vendor for services rendered as part of our SB-2A registration. These shares are included as part of our current registration offering. The average value of the shares was $0.04.


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


31.1 Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350,as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2 Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350,as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1 Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350,as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2 Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350,as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)      Reports on Form 8-K

         Form 8-K filed on August 12, 2003 to report the issuance of a promissory note in the amount of $600,000 and issuance of warrants, and incorporated by reference herein.

                                   SIGNATURES

     In accordance with the requirements of the Exchange Act, the Company caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Dated:  November 13, 2003            ITEC ENVIRONMENTAL GROUP, INC.
                                     (Registrant)


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