Form 10QSB/A
period 2003-09-30
ITEC ENVIRONMENTAL GROUP INC
filed 2004-02-05
CIK 855372

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  Form 10-QSB/A

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

This Amendment No. 1 on Form 10-QSB/A amends our quarterly report on Form 10-QSB for the fiscal quarter ended September 30, 2003 which was filed on November 13, 2003. This Amendment is a result of (1) a restatement because the Company (a) mistakenly accrued a Deferred Tax Asset related to the carry forward of the period's net loss and (b) the lack of accounting for the fair market value of warrants issued in the period, (2) reflects a change in certifying accountants.

     The items of our Quarterly Report that are amended and restated herein are Item 1 of Part I and Item 6 Part II. The remaining items originally contained in our Quarterly Report as filed with the Securities and Exchange Commission on November 13, 2003 are unchanged.

                         ITec Environmental Group, Inc.
                            30 September 2003 10-QSB


                                   INDEX


PART I - FINANCIAL INFORMATION                                    Page

Item 1.  Consolidated Financial Statements (Unaudited)             3

  Consolidated Balance Sheets                                      3-4

  Consolidated Statements of Income and Comprehensive Income
    for the three months ended September 30, 2003 and 2002         5

  Consolidated Statements of Income and Comprehensive Income
    for the nine months ended September 30, 2003 and 2002
    and for the period from Inception (March 28, 2000)
    through September 30, 2003                                     6

  Consolidated Statement of Stockholders' Equity                   7

  Consolidated Statements of Cash Flows for the nine months
    ended September 30, 2003 and for the period from Inception
    (March 28, 2000) through September 30, 2003                    8

  Notes to Consolidated Financial Statements                     9-20

Item 2.  Management's Discussion and Analysis of Financial
              Condition and Results of Operations                 21

Item 3.  Controls and Procedures                                  25

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings                                        25

Item 2.  Changes in Securities                                    26

Item 3.  Defaults upon Senior Securities                          26

Item 4.  Submission of Matters to a Vote of Security Holders      26

Item 5.  Other Information                                        26

Item 6.  Exhibits and Reports on Form 8-K                         26

            Certifications

SIGNATURES                                                        27

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements


                            ITEC ENVIRONMENTAL GROUP
                          (A DEVELOPMENT STAGE COMPANY)
                          BALANCE SHEET (Consolidated)

                                                           As of        As of
                                                          9/30/03      12/31/02
                                                       ----------    ----------
                     ASSETS                            (Unaudited)

Current Assets
      Cash & Cash Equivalents                             100,100           393
      Accounts Receivable (net)                           312,507        14,828
      Inventory                                            64,461       221,434
      Other                                                 4,865         8,000
                                                       ----------    ----------
   Total Current Assets                                   481,933       244,655

Fixed Assets
      Furniture & Equipment (net of Depreciation)         214,016       123,220
                                                       ----------    ----------
   Total Fixed Assets                                     214,016       123,220

Other Assets
      Deposits                                             10,224         5,153
      Prepaid Expenses                                     63,803        10,472
      Note Receivable (net)                                94,183       115,493
      License Fees (net of Amortization)                   17,500        25,000
      Beneficial feature of Warrants (net)                  4,000          --
      Other-misc                                            3,833        40,589
                                                       ----------    ----------
   Total Other Assets                                     193,543       196,707
                                                       ----------    ----------

   Total Assets                                           889,492       564,584
                                                       ==========    ==========


See accompanying notes to consolidated financial statements

                            ITEC ENVIRONMENTAL GROUP
                          (A DEVELOPMENT STAGE COMPANY)
                          BALANCE SHEET (Consolidated), Continued
                                   (Unaudited)

                                                           As of        As of
                                                          9/30/03      12/31/02
                                                       ----------    ----------
                  LIABILITIES

Current Liabilities
      Accounts Payable                                    706,255       782,995
      Accrued Liabilities                                 130,869       112,449
      Accrued Payroll                                      67,228       131,891
      Payroll/Sales Tax Liabilities                         9,078        13,167
                                                       ----------    ----------
   Total Current Liabilities                              913,430     1,040,502

Other Liabilities
      Deferred Revenue                                    475,190       170,000
      Notes Payable                                     2,146,463     1,915,230
                                                       ----------    ----------
   Total Other Liabilities                              2,621,653     2,085,230
                                                       ----------    ----------
  Total Liabilities                                     3,535,083     3,125,732
                                                       ----------    ----------
                    EQUITY

   Preferred Stock, $0.001 par value
       10,000,000 shares authorized none
       issued & outstanding
   Common Stock, $0.001 par value,
      750,000,000 shares authorized, 58,012,008
      shares issued & outstanding at 9/30/03               58,012       254,715
   Paid in Capital                                      4,346,473     3,578,693
   Accum deficit current period                          (655,521)   (2,563,732)
   Accum deficit during
      Development stage                                (6,394,555)   (3,830,823)
                                                       ----------    ----------
   Total Stockholders' deficit                         (2,645,591)   (2,561,147)
                                                       ----------    ----------

Total Liabilities & Stockholders' Equity                  889,492       564,584
                                                       ==========    ==========

See accompanying notes to consolidated financial statements

                            ITEC ENVIRONMENTAL GROUP
                          (A DEVELOPMENT STAGE COMPANY)
                        CONSOLIDATED STATEMENT OF INCOME
                            AND COMPREHENSIVE INCOME
                                   (Unaudited)

                                             Three Months Ended
                                          9/30/03          9/30/02
                                        ----------      ----------
 Equipment Sales                        $               $
 Fees                                                        1,350
                                        ----------      ----------
       Total Revenue                             -           1,350

 Cost of Goods Sold                                          1,247
    Commissions                                                  -
    Equipment Costs                                              -
                                        ----------      ----------
       Cost of Goods Sold                        -           1,247

 Operating Expenses
    Consulting Fees                                         86,700
    Payroll                                164,002         150,126
    International Contract Services                         38,125
    Plant Expenses                           8,389              79
    Professional Fees                       32,459          37,243
    Research and Development                                 1,200
    Travel and Entertainment                17,687          17,468
    Depreciation & Amortization             12,097           4,542
    Engineering                                             83,438
    Freight & Delivery                         675             107
    Public Relations                           150           2,945
    Stockholder Expenses                    (1,467)         38,608
    Telephone                                1,809           9,312
    Insurance                               21,690           7,440
    Rent                                    10,440           2,700
    Other-Misc                               1,758           1,462
    Repairs                                  1,879             150
    Contract Labor                             251             250
    Dues and Subscriptions                     677             551
    Office Supplies                          1,834           1,931
    Office Equipment                           628             298
    Equipment Lease                          1,249               -
    Postage                                    864           2,025
    Trade Shows and Printing                                   335
                                        ----------      ----------
       Total Operating Expenses            277,071         487,035

 Other Income(expense)
    Interest                                (8,900)        (18,746)

       Total Net Income (Loss)          $ (285,971)     $ (505,678)
                                        ==========      ==========
 Shares Outstanding                     58,012,008      26,662,493
 EPS                                    $   (0.005)     $   (0.019)
 EPS - Fully Diluted                    $   (0.005)     $   (0.018)

See accompanying notes to consolidated financial statements

                            ITEC ENVIRONMENTAL GROUP
                          (A DEVELOPMENT STAGE COMPANY)
                        CONSOLIDATED STATEMENT OF INCOME
                            AND COMPREHENSIVE INCOME
                                   (Unaudited)
                                                                      For the period
                                                                      from Inception
                                                                     (March 28, 2000)
                                                 Nine Months Ended       through
                                          9/30/03         9/30/02        9/30/03
                                        ----------      ----------    ---------------
 Equipment Sales                        $  455,000     $              $   479,048
 Fees                                          250           1,350            250
                                        ----------      ----------    ------------
       Total Revenue                       455,250           1,350        479,298

 Cost of Goods Sold
    Commissions                                200           1,247            200
    Equipment Costs                        201,000               -        217,706
                                        ----------      ----------    ------------
       Cost of Goods Sold                  201,200           1,247        217,906

 Operating Expenses
    Consulting Fees                                        168,700      2,458,054
    Payroll                                336,858         414,249      1,399,334
    International Contract Services         25,645         103,049        336,378
    Plant Expenses                          51,621             566         51,621
    Professional Fees                      256,649         129,146        835,270
    Research and Development                 3,750          12,740        115,490
    Travel and Entertainment                29,797          64,178        408,005
    Depreciation & Amortization             32,772          13,540         69,176
    Engineering                                            110,613        204,132
    Freight & Delivery                       5,737           8,627          5,737
    Public Relations                         4,350           7,715         35,797
    Stockholder Expenses                    (2,271)        183,947        ( 2,271)
    Telephone                               11,010          24,288         75,498
    Insurance                               44,497           7,351         95,378
    Rent                                    27,260           7,305         56,510
    Other-Misc                               6,332           5,445        171,665
    Repairs                                  3,401           3,172          3,401
    Contract Labor                           2,845           2,966          2,845
    Dues and Subscriptions                   1,702           6,332          1,702
    Office Supplies                          5,128           8,113         13,407
    Office Equipment                           938               -            938
    Equipment Lease                          6,301               -          6,301
    Debt placement costs                                                  392,834
    Bad debt                                                              168,815
    Postage                                  2,270           5,892          2,270
    Trade Shows and Printing                    27           4,955             27
                                        ----------      ----------    ------------
       Total Operating Expenses            856,619       1,292,889      6,908,314

 Other Income(expense)
    Interest                               (52,952)        (76,232)      (403,155)

       Total Net Income (Loss)          $ (655,521)    $(1,369,018)   $(7,050,077)
                                        ==========      ==========    ===========
 Shares Outstanding                     58,012,008      26,662,493
 EPS                                    $   (0.011)       $ (0.051)
 EPS - Fully Diluted                    $   (0.011)       $ (0.048)

See accompanying notes to consolidated financial statements

                            ITEC ENVIRONMENTAL GROUP
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                     FOR THE PERIOD ENDED SEPTEMBER 30, 2003

                                                                Additional
                                    No. of Common    Stock        Paid-In     Accumulated     Total
                                    Stock Shares     Amount       Capital       Deficit
                                    ---------------------------------------------------------------------

 Balance at December 31, 2000         6,651,987     $  1,000   $    -         $(1,413,949)  $ (1,412,949)
                                    ---------------------------------------------------------------------
 Balance at December 31, 2001        12,692,000      191,688     1,111,380     (3,830,824)    (2,527,756)
                                    ---------------------------------------------------------------------
 Balance at December 31, 2002        41,997,068      254,715     3,578,693     (6,394,555)    (2,561,147)
                                    ---------------------------------------------------------------------
 Net Income for the period ended
    Sept 30, 2003                                                                (655,521)      (655,521)

 Common Stock Issued                  5,975,520        5,100       167,840                       172,940

 Common Stock Issued for Services
 priced between 0.034 - .036          6,097,870        6,098       208,778                       214,876
 priced between 0.038 - .04           1,750,000        1,750        66,250                        68,000
 priced between 0.046 - .050          1,891,550        1,892        90,120                        92,012
 priced at           0.058              300,000          300        16,950                        17,250

 Par value stock adjustment                         (211,842)      211,842                             -

 FMV Warrants                                                        6,000                         6,000

 Balance at September 30, 2003
 (Unaudited)                         58,012,008     $ 58,012   $ 4,346,473   $ (7,050,076)  $ (2,645,591)
                                    =====================================================================


See accompanying notes to consolidated financial statements


                            ITEC ENVIRONMENTAL GROUP
                          (A DEVELOPMENT STAGE COMPANY)
                            CASH FLOWS (CONSOLIDATED)
                                  (Unaudited)
                                                                                   For the period
                                                                                   from Inception
                                                                                  (March 28, 2000)
                                                           Nine Months Ended           through
                                                          9/30/03      9/30/02         9/30/03
                                                         --------    ----------   ----------------
Cash Flows From Operating Activities
   Net Income                                           $(655,521)  $(1,369,018)  $ (7,050,077)

   Adjustments to reconcile Net Income to net
    cash provided by operations:
      Common stock issued for compensation                 72,000                       72,000
      Common stock issued for fees and services           170,235       840,000      2,672,225
      Increase/Decrease in accounts receivable           (297,678)       (1,368)      (128,691)
      Increase/Decrease in Inventory                      156,973       (41,119)       (64,461)
      Increase/Decrease in accounts payable,
        accrued expenses and other                       (369,309)     (789,364)    (1,848,569)
      Increase/Decrease in deferred revenue               305,191                      470,164
      Increase/Decrease in prepaid expenses                                             55,032
      Increase/Decrease in other assets                   (27,396)       (9,259)        55,054
                                                         --------    ----------   ------------
Net Cash provided by Operating Activities                (645,504)   (1,370,127)    (5,767,323)

Cash Flows From Investing Activities
         PP&E                                             (90,796)      (40,287)      (214,016)
         License Fee                                        7,500         7,500         15,833
         Deposits                                          (5,070)         (900)       (10,224)
         Notes Receivable                                  39,100                    1,280,478
         Web Site                                          (3,833)                      (3,833)
         Beneficial feature of Warrants                    (4,000)                      (4,000)
                                                         --------    ----------   ------------
      Net cash used in investing activities               (57,099)      (33,687)     1,064,238

Cash Flows From Financing Activities
      Notes payable                                       231,232                      602,986
      Issuance of common stock                           (196,703)     (191,688)      (132,676)
      Additional Paid in Capital                          767,780     1,598,451      4,332,872
                                                         --------    ----------   ------------
Net Cash provided by Financing Activities                 802,310     1,406,763      4,803,183

Net Cash increase for period                               99,707         2,949        100,100
                                                         --------    ----------   ------------

Cash at beginning of period                                   393         4,253             -

Cash at end of period                                   $ 100,100   $     7,202   $    100,100
                                                         ========     =========   ============

See accompanying notes to Consolidated Financial Statements

                  ITEC ENVIRONMENTAL GROUP, INC. AND SUBSIDIARY
                           A DEVELOPMENT-STAGE COMPANY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2003

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

          ---------------------

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

         -------------------------------

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

The Company adopted SFAS No. 52, "Foreign Currency Translation". We have determined that there is no currency risk due to sales being based and paid in
U. S. dollars.

The Company contracts with others for the manufacturing of the equipment. General and administrative expenses and the costs of advertising are expensed as incurred.

     (f)  Concentrations
          --------------

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of temporary cash investments and cash equivalents and trade accounts receivables. At September 30, 2003, the Company had no amounts of cash or cash equivalents in U.S. financial institutions in excess of amounts insured by agencies of the U.S. Government. At September 30, 2003, the Company had net trade receivables of $312,507. Initial trade receivables are expected to be principally from customers in Italy. Since initial anticipated customers will be from one geographic location, a concentration of credit risk could exist due to potential changes in economic activity in that area. The Company does not require collateral for its trade accounts receivables.

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

         (l) Deferred Tax Assets
             ---------------------

The Company records its federal and state tax liability in accordance with Financial Accounting Standards Board Statement No. 109 "Accounting for Income Taxes". The deferred taxes payable are recorded for temporary differences between the recognition of income and expenses for tax and financial reporting purposes, using current tax rates.

             -------------------

Deferred assets and liabilities represent the future tax consequences of those differences, which will either be taxable or deductible when the assets and liabilities are recovered or settled.

Since its inception, Itec has an accumulated loss of $7,050,076 for income tax purposes, which can be used to offset future taxable income through 2022. The potential tax benefit of this loss is estimated as follows:


            2002 Net Operating Loss Carryforward           $  6,394,555
            2003 YTD Net Operating Loss                         655,521
                                                           ------------
            2003 YTD Net Operating Loss Carryforward       $  7,050,076

          Future tax benefit based on 35% Federal          $   2,467,527
          Valuation allowance                                 (2,467,527)
                                                           -------------
          Net tax benefit                                  $           0
                                                           =============

As of September 30, 2003, no deferred tax assets or liabilities are recorded in the accompanying financial statements.

     (m) Development Stage Company
         -------------------------

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

     (n)  Future Impact of Recently Issued Standards
          ------------------------------------------

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

          ------------------------------------------

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

          ------------------------------------------

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

Note 2 - BASIS OF PRESENTATION - GOING CONCERN

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplates continuation of the Company as a going concern. However, the Company has suffered recurring losses from operations and has a net capital deficiency Note 2 - BASIS OF PRESENTATION
- GOING CONCERN, Continued

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

In July, the Company borrowed $100,000 through a Note Payable bearing 8% interest annually due and payable in December 2003. In August, the Company rolled the aforementioned $100,000 Promissory Note due in December, 2003 into a new $600,000 Promissory Note Payable bearing 8% interest annually due and payable in January 2004. Interest is payable at maturity. The Note Unit consisted of $600,000 principal amount of 8.0% unsecured Note, due January 31, 2004, and a Common Stock Purchase Warrant to purchase 1,000,000 shares of the Company's common stock, par value $0.001 per share (the Common Stock), at an exercise price of $0.04 per share. The Warrant expires on July 31, 2005. Total funds received of $600,000 were allocated $6,000 to the Note Warrant and $600,000 to the Note. The value allocated to the Note Warrant is being amortized to interest expense over the term of the Note. At September 30, 2003, the unamortized discount on the Note is approximately $4,000.


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

Expenses for the three months ending September 30 2003 were as follows:
Professional Fees & Consulting $32,500; Payroll $164,000; Interest $8,900; G&A $80,600.

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

Deferred Tax Assets

The Company records its federal and state tax liability in accordance with Financial Accounting Standards Board Statement No. 109 "Accounting for Income Taxes". The deferred taxes payable are recorded for temporary differences between the recognition of income and expenses for tax and financial reporting purposes, using current tax rates.

Deferred assets and liabilities represent the future tax consequences of those differences, which will either be taxable or deductible when the assets and liabilities are recovered or settled.

Since its inception, Itec has an accumulated loss of $7,050,076 for income tax purposes, which can be used to offset future taxable income through 2022. The potential tax benefit of this loss is estimated as follows:

            2002 Net Operating Loss Carryforward        $  6,394,555
            2003 YTD Net Operating Loss                      655,521
                                                        ------------
            2003 YTD Net Operating Loss Carryforward    $  7,050,076

          Future tax benefit based on 35% Federal       $  2,467,527
          Valuation allowance                             (2,467,527)
                                                        ------------
          Net tax benefit                               $          0
                                                        ============

As of September 30, 2003, no deferred tax assets or liabilities are recorded in the accompanying financial statements.

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

We had no revenues during this past quarter as compared to no revenues for the three months ended September 30, 2002. Revenues were $455,250 for the nine months ended September 30, 2003 as compared to no revenues for the nine months ended September 30, 2002. Our operating loss for the quarter was $285,971 compared to a loss of $505,678 for the three months ended September 30, 2002. The operating loss was $655,521 for the nine months ended September 30, 2003 as compared to a loss of $1,369,018 for the nine months ended September 30, 2002. The decrease in our operating loss is attributable to a decrease in operating expenses of $436,270.

LIQUIDITY AND CAPITAL RESOURCES

Our current assets increased from $244,655 as of December 31, 2002 to $481,933 as of September 30, 2003. Our current liabilities reduced from $1,040,501 as of December 31, 2002 to $913,430 as of September 30, 2003. Our working capital deficit has been reduced from $795,847 as of December 31, 2002 to $431,497 as of September 30, 2003. Our total assets increased from $564,584 to $889,492. This increase is attributable to an increase in cash, accounts receivable and furniture and equipment. Total liabilities increased from $3,125,732 to $3,535,083 which is primarily attributable to an increase in deferred revenue.

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

WE HAVE A HISTORY OF LOSSES.

We have never been profitable, and we have had operating losses since our inception. To date, we have engaged primarily in research and development efforts. The further development and commercialization of our products will require substantial development, regulatory, sales and marketing, manufacturing and other expenditures. We have only generated limited revenues from product sales. Our accumulated deficit was about $7.05 million at September 30, 2003.

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

Form 8-K filed on December 24, 2003 to report changes in registrant's certifying accountant, and incorporated by reference herein.

                                   SIGNATURES

     In accordance with the requirements of the Exchange Act, the Company caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Dated:  February 5, 2004             ITEC ENVIRONMENTAL GROUP, INC.
                                     (Registrant)


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