Form 10QSB/A
period 2003-06-30
ITEC ENVIRONMENTAL GROUP INC
filed 2004-02-06
CIK 855372

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

This Amendment No. 1 on Form 10-QSB/A amends our quarterly report on Form 10-QSB for the fiscal quarter ended June 30, 2003 which was filed on August 18, 2003. This Amendment is a result of a restatement due to the Company mistakenly accruing (a) Deferred Tax Asset and (b) Provision for Income Tax related to the carry forward of the period's net loss.

     The items of our Quarterly Report that are amended and restated herein are
Item 1 of Part I. The remaining items originally contained in our Quarterly Report as filed with the Securities and Exchange Commission on August 18, 2003 are unchanged.

                         ITec Environmental Group, Inc.
                            30 June 2003 10-QSB


                                   INDEX


PART I - FINANCIAL INFORMATION                                    Page

Item 1.  Consolidated Financial Statements (Unaudited)             3

  Consolidated Balance Sheets                                      3-4

  Consolidated Statements of Income and Comprehensive Income
    for the three months ended June 30, 2003 and 2002              5

   Consolidated Statements of Income and Comprehensive Income
    for the six months ended June 30, 2003 and 2002                6

   Consolidated Statements of Changes in Stockholders' Equity
    for the period ended June 30, 2003                             7

  Consolidated Statements of Cash Flows for the six months
    ended June 30, 2003                                            8

  Notes to Consolidated Financial Statements                     9-19

Item 2.  Management's Discussion and Analysis of Financial
              Condition and Results of Operations                 20

Item 3.  Controls and Procedures                                  24

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings                                        24

Item 2.  Changes in Securities                                    25

Item 3.  Defaults upon Senior Securities                          25

Item 4.  Submission of Matters to a Vote of Security Holders      25

Item 5.  Other Information                                        25

Item 6.  Exhibits and Reports on Form 8-K                         25

            Certifications

SIGNATURES                                                        26

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS



                            ITEC ENVIRONMENTAL GROUP
                          (A DEVELOPMENT STAGE COMPANY)
                          BALANCE SHEET (Consolidated)

                                                         As of         As of
                                                        6/30/03       12/31/02
                                                      ----------     ---------
                     ASSETS                           (Unaudited)
 Current Assets
       Cash & Cash Equivalents                        $      149     $     393
       Accounts Receivable (net of allowance)            312,507        14,828
       Inventory                                          64,461       221,434
       Deposits                                            6,245         5,154
       Prepaid Expenses                                   28,862        10,472
       Other                                              36,755         8,000
                                                      ----------     ---------
    Total Current Assets                                 448,979       260,281
 Fixed Assets
       Furniture & Equipment (net of depreciation)       152,842        14,941
       Equipment Recycling                                55,065       108,279
                                                      ----------     ---------
    Total Fixed Assets                                   207,907       123,220
 Other Assets
       Note Receivable (net of allowance)                120,783       115,493
       License Fees (net of amortization)                 20,000        25,000
       Other-misc                                          4,217        40,590
                                                      ----------     ---------
    Total Other Assets                                   145,000       181,083
                                                      ----------     ---------
    Total Assets                                      $  801,886     $ 564,584
                                                      ==========     =========



See accompanying notes to consolidated financial statements

                            ITEC ENVIRONMENTAL GROUP
                          (A DEVELOPMENT STAGE COMPANY)
                          BALANCE SHEET (Consolidated), Continued


                                                         As of         As of
                                                        6/30/03       12/31/02
                                                      ----------     ---------
                  LIABILITIES                         (Unaudited)
 Current Liabilities
       Accounts Payable                               $  858,768     $ 782,995
       Accrued Liabilities                               107,802       112,449
       Accrued Payroll                                   181,891       131,891
       Payroll/Sales Tax Liabilities                        (607)       13,166
                                                      ----------     ---------
    Total Current Liabilities                          1,147,853     1,040,501
 Other Liabilities
       Deferred Revenue                                  475,190       170,000
       Note Payable                                    1,546,463     1,915,230
                                                      ----------     ---------
    Total OtherLiabilities                             2,021,653     2,085,230
                                                      ----------     ---------
    Total Liabilities                                  3,169,506     3,125,732
                                                      ----------     ---------

                     EQUITY
    Preferred Stock, no par value
        10,000,000 shares authorized none
        issued & outstanding
    Common Stock, no par value,
       750,000,000 shares authorized, 57,962,008
       shares issued & outstanding at 6/30/03             57,962       254,715
    Paid in Capital                                    4,338,523     3,578,693
    Accum. deficit current period                       (369,550)   (2,563,732)
    Accum. deficit during
       Development stage                              (6,394,555)   (3,830,824)
                                                      ----------     ---------
    Total Stockholders' deficit                       (2,367,620)   (2,561,148)
                                                      ----------     ---------
 Total Liabilities & Stockholders' Equity             $  801,886     $ 564,584
                                                      ==========     =========


See accompanying notes to consolidated financial statements

                            ITEC ENVIRONMENTAL GROUP
                          (A DEVELOPMENT STAGE COMPANY)
                        CONSOLIDATED STATEMENT OF INCOME
                            AND COMPREHENSIVE INCOME
                                   (Unaudited)
                                             Three Months Ended
                                           6/30/03         6/30/02
                                        ----------      ----------
 Revenues
    Fees                                $  450,250      $        -
                                        ----------      ----------
       Total Income                        450,250               -

 Cost of Goods Sold
    Commissions                                200               -
    Equipment Costs                        201,000               -
                                        ----------      ----------
       Cost of Goods Sold                  201,200               -

 Operating Expenses
    Consulting Fees                              -          40,000
    Payroll                                 89,624         142,265
    International Contract Services        (22,000)         38,650
    Plant Expenses                          36,188             411
    Professional Fees                      140,643          49,841
    Research and Development                 3,750           6,467
    Travel and Entertainment                 8,843          20,328
    Depreciation & Amortization             16,132           4,398
    Engineering                                  -          25,000
    Freight & Delivery                       2,330           3,980
    Public Relations                         1,455           1,535
    Stockholder Expenses                    38,680          56,406
    Telephone                                3,212           6,759
    Insurance                               12,694            (305)
    Rent                                     6,960           2,805
    Other-Misc                                 135           1,573
    Repairs                                  1,035             593
    Contract Labor                               -              45
    Dues and Subscriptions                     462           5,616
    Office Supplies                          3,237           3,217
    Office Equipment                           311             135
    Equipment Lease                          1,129
    Postage                                    689           1,828
    Trade Shows and Printing                     -           2,477
                                        ----------      ----------
       Total Operating Expenses            345,509         414,024

 Other Income(expense)
    Interest                                (4,224)        (38,908)
    Currency Conversion Net Loss                 -               -
                                        ----------      ----------
                                            (4,224)        (38,908)
       Total Net Income (Loss)          $ (100,683)     $ (452,932)
                                        ==========      ==========
 Shares Outstanding                     57,962,008      19,749,913
 EPS                                    $   (0.002)     $   (0.023)
 EPS - Fully Diluted                    $   (0.002)     $   (0.023)

See accompanying notes to consolidated financial statements

                            ITEC ENVIRONMENTAL GROUP
                          (A DEVELOPMENT STAGE COMPANY)
                        CONSOLIDATED STATEMENT OF INCOME
                            AND COMPREHENSIVE INCOME
                                   (Unaudited)
                                                                      For the period
                                                                      from Inception
                                                                     (March 28, 2000)
                                              Six Months Ended           through
                                          6/30/03         6/30/02        6/30/03
                                        ----------      ----------    ---------------
 Revenues
    Fees                                $  455,250      $        -    $       479,298
                                        ----------      ----------    ---------------
       Total Income                        455,250               -            479,298

 Cost of Goods Sold
    Commissions                                200               -                200
    Equipment Costs                        201,000               -            217,706
                                        ----------      ----------    ---------------
       Cost of Goods Sold                  201,200               -            217,906

 Operating Expenses
    Consulting Fees                                         82,000          2,458,054
    Payroll                                172,856         264,123          1,235,332
    International Contract Services         25,645          64,924            336,378
    Plant Expenses                          43,461             487             43,461
    Professional Fees                      186,189          91,903            764,810
    Research and Development                 3,750          11,540            115,490
    Travel and Entertainment                12,110          46,089            390,318
    Depreciation & Amortization             20,674           8,998             57,078
    Engineering                                  -          27,175            204,132
    Freight & Delivery                       5,061           8,520              5,061
    Public Relations                         4,200           5,208              4,200
    Stockholder Expenses                    41,208         145,959             41,208
    Telephone                                9,201          14,976             73,689
    Insurance                               18,835             (89)            69,716
    Rent                                    16,820           4,605             46,070
    Other-Misc                               2,953           2,466            168,286
    Repairs                                  1,337           3,022              2,654
    Contract Labor                           2,595           2,716              2,595
    Dues and Subscriptions                     924           5,781                924
    Office Supplies                          4,992           7,198              4,992
    Office Equipment                           311             392                311
    Equipment Lease                          4,992               -              4,992
    Bad Debt                                                                  168,815
    Advertising                                                                31,447
    Debt Placement Cost                                                       392,834
    Postage                                  1,406           3,866              2,274
    Trade Shows and Printing                    27           3,995                 27
                                        ----------      ----------    ---------------
       Total Operating Expenses            579,547         805,854          6,625,148
 Other Income(expense)
    Interest                               (44,053)        (57,486)          (394,256)
    Currency Conversion Net Loss                 -               -             (6,094)
                                        ----------      ----------    ---------------
                                           (44,053)        (57,486)          (400,350)
       Total Net Income (Loss)          $ (369,550)     $ (863,340)    $   (6,764,106)
                                        ==========      ==========     ==============
 Shares Outstanding                     57,962,008      19,749,913
 EPS                                        (0.006)         (0.044)
 EPS - Fully Diluted                        (0.006)         (0.044)

See accompanying notes to consolidated financial statements
                                       6

                            ITEC ENVIRONMENTAL GROUP
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                       FOR THE PERIOD ENDED JUNE 30, 2003

                                                                Additional
                                    No. of Common    Stock        Paid-In     Accumulated     Total
                                    Stock Shares     Amount       Capital       Deficit
                                    ---------------------------------------------------------------------
 Balance at December 31, 2000         6,651,987     $  1,000   $    -         $(1,413,949)  $ (1,412,949)
                                    ---------------------------------------------------------------------
 Balance at December 31, 2001        12,692,000      191,688     1,111,380     (3,830,824)    (2,527,756)
                                    ---------------------------------------------------------------------
 Balance at December 31, 2002        41,997,068      254,715     3,578,693     (6,394,555)    (2,561,147)
                                    ---------------------------------------------------------------------
 Net Income for the period ended
    June 30, 2003                                                                (369,550)      (369,550)

Common Stock Issued                   5,975,520        5,100       167,840                       172,940

 Common Stock Issued for Services
 priced between 0.034 - .036          6,097,870        6,098       208,778                       214,876
 priced between 0.038 - .04           1,700,000        1,700        64,300                        66,000
 priced between 0.046 - .050          1,891,550        1,892        90,120                        92,012
 priced at      0.058                   300,000          300        16,950                        17,250

 Par value stock adjustment                         (211,842)      211,842                             -
                                   ---------------------------------------------------------------------
 Balance at June 30, 2003
  (Unaudited)                        57,962,008     $ 57,962   $ 4,338,523   $ (6,764,105)  $ (2,367,621)
                                   =====================================================================




See accompanying notes to consolidated financial statements

                            ITEC ENVIRONMENTAL GROUP
                          (A DEVELOPMENT STAGE COMPANY)
                            CASH FLOWS (CONSOLIDATED)
                                  (Unaudited)
                                                                                   For the period
                                                                                   from Inception
                                                                                  (March 28, 2000)
                                                           Six Months Ended            through
                                                          6/30/03      6/30/02         6/30/03
                                                        ---------    ----------   ----------------
Cash Flows From Operating Activities
    Net Income                                          $(369,550)    $(863,340)  $   (6,764,106)
    Adjustments to reconcile Net Income
    to net cash provided by operations:
       Common Stock issued for compensation                72,000                         72,000
       Common Stock issued for fees and services          179,598       764,000        2,681,588
       Increase/Decrease in accounts receivable          (297,678)            -         (128,691)
       Increase/Decrease in Inventory                     156,973       (42,366)         (64,461)
       Increase/Decrease in Prepaid Expenses                    -                         55,032
       Increase/Decrease in accounts payable and
       accrued expenses                                  (180,123)      (58,437)      (1,659,383)
       Increase/Decrease in deferred revenue              305,190                        470,163
       Increase/Decrease in other assets                   11,531        14,116           93,981
                                                        ---------    ----------   ---------------
 Net Cash provided by Operation Activities               (122,059)     (186,027)      (5,243,877)
                                                        ---------    ----------   ---------------
 Cash Flows From Investing Activities
       PP&E                                               (84,687)      (26,563)        (207,907)
       License Fee                                          5,000         5,000           13,333
       Deposits                                            (1,091)         (900)          (6,245)
       Notes Receivable                                    12,500                      1,253,878
       Web site                                            (4,217)                        (4,217)
                                                        ---------    ----------   ---------------
       Net cash used in investing activities              (72,495)      (22,463)       1,048,842
                                                        ---------    ----------   ---------------
 Cash Flows From Financing Activities
       Notes payable                                     (368,767)                         2,987
       Issuance of common stock                          (196,753)     (191,688)        (132,726)
       Additional Paid in Capital                         759,830       436,738        4,324,922
                                                        ---------    ----------   ---------------
 Net Cash provided by Financing Activities                194,310       245,050        4,195,183
                                                        ---------    ----------   ---------------
 Net Cash Increase (Decrease)                                (244)       36,560              149
                                                        ---------    ----------   ---------------
 Cash at beginning of period                                  393         4,253                -

 Cash at end of period                                  $     149     $  40,813   $          149
                                                        =========     =========   ==============

See accompanying notes to consolidated financial statements

                 ITEC ENVIRONMENTAL GROUP, INC. AND SUBSIDIARY
                           A DEVELOPMENT-STAGE COMPANY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2003

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

     (e)  Revenue and Expense Recognition
          -------------------------------

As of June 30, 2003, the Company had revenue of $450,000 for the six month period then ended. The Company intends to recognize revenues from sales of equipment upon delivery as earned as per SAB 101.

Amounts billed in advance of the period in which a service is rendered or a product is delivered are recorded as a liability under "Deferred Revenue". At June 30, 2003, deferred revenue for the six month period then ended totaled $475,190 for the sale of ECO2 systems not yet shipped.

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

The Company adopted SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information". As of June 30, 2003, revenue attributed to foreign sales was $450,000 for the six month period then ended with all sales being earned in Italy.

The Company adopted SFAS No. 52, "Foreign Currency Translation". We have determined that there is no currency risk due to sales being based and paid in
U. S. dollars.

The Company contracts with others for the manufacturing of the equipment. General and administrative expenses and the costs of advertising are expensed as incurred.

     (f)  Concentrations
          --------------

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of temporary cash investments and cash equivalents and trade accounts receivables. At June 30, 2003, the Company had no amounts of cash or cash equivalents in U.S. financial institutions in excess of amounts insured by agencies of the U.S. Government. At June 30, 2003, the Company had net trade receivables of $312,507. Initial trade receivables are expected to be principally from customers in Italy. Since initial anticipated customers will be from one geographic location, a concentration of credit risk could exist due to potential changes in economic activity in that area. The Company does not require collateral for its trade accounts receivables.

     (g)  Cash Equivalents
          ----------------

The Company considers all short-term investments in securities that mature in 90 days or less to be cash equivalents.

     (h)  Allowance for Doubtful Accounts
          -------------------------------

An allowance for doubtful accounts is provided to reflect potential uncollectible receivables. As of June 30, 2003, Allowance for Doubtful Accounts was $186,605 of which $121,480 is for a note receivable from an officer stockholder without adequate collateral.

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

             -------------------

Since its inception, Itec has an accumulated loss of $6,764,105 for income tax purposes, which can be used to offset future taxable income through 2022. The potential tax benefit of this loss is estimated as follows:


            2002 Net Operating Loss Carry-forward       $  6,394,555
            2003 YTD Net Operating Loss                      369,550
                                                        ------------
            2003 YTD Net Operating Loss Carry-forward   $  6,764,105

          Future tax benefit based on 35% Federal       $   2,367,437
          Valuation allowance                              (2,367,437)
                                                        -------------
          Net tax benefit                               $           0
                                                        =============

As of June 30, 2003, no deferred tax assets or liabilities are recorded in the accompanying financial statements.

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

          ------------------------------------------

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

          ------------------------------------------

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

During the second quarter 2003, a total of 10,664,940 shares of common stock Were issued. In December 2002 the Company agreed to issue up to 7,000,000 shares of common stock in an offering to be conducted outside the United States. An aggregate of 5,975,520 shares of common stock has been issued and the Company has received net proceeds of $172,940 or $0.029 per share.

4,489,420 shares were issued to various venders for services under the Company's S-8 plan. The average closing price of the shares was $0.028.

200,000 restricted common stock shares were issued to a vendor for services rendered as part of our SB-2A registration. These shares are included as part of our current registration offering. The five day average closing price of the shares was $0.04.

The Company filed its Form SB-2A on June 20, 2003, in an effort to raise an additional $5 million in equity. This registration is currently under review by the SEC.


NOTE 4 - COMMON STOCK AWARDED AS COMPENSATION

On May 21, 2003 2,000,000 shares of common stock with a fair market value of $72,000 was awarded to key executives as compensation.


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

NOTE 6 - LEASES

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

On April 25, 2001, Honeywell revised the payment schedule to reflect the updated delivery schedule so that the previous December 1, 2001 payment was due on May 30, 2002 and the final payment due December 31, 2003. As of June 30, 2003, the $16,667 paid and the additional $33,333 accrued have been accounted for as prepaid expenses based upon the revised agreement, whereby these amounts apply only upon shipment of the first equipment systems. The amounts are not refundable and will be expensed upon shipment. This agreement automatically renews for additional one-year periods after the end of the initial five-year term unless written notice is given by either party of its intent to terminate the agreement. Honeywell may terminate this agreement in the event of bankruptcy or insolvency of the Company, an assignment for the benefit of creditors of the Company, the nationalization of the industry which encompasses any products or services, any suspension of payments under the terms of the agreement by government regulation, the Company's failure to commence manufacture, a substantial change in ownership of the Company (whether resulting from merger, acquisition, consolidation or otherwise), another company or person acquiring control of the Company, or the existence of a state of war between the United States and any country where the Company has a license to manufacture products or provide services. In addition, if either party to the agreement defaults for any reason in any of the obligations under the terms of the agreement, the other party will have the right to terminate the agreement by giving at least 60 days written notice.

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

Expenses for the three months ending June 30 2003 were as follows:
Professional Fees & Consulting $140,600; Payroll $89,600; Interest $4,200; G&A $115,300.

We do not have sufficient cash or lines of credit for the next twelve months to remain operational and pay our debts and expenses as they come due, but are in the process of raising funds through a registered offering. Through this offering, we expect to have sufficient cash or lines of credit to satisfy our needs for the twelve months ending June 30, 2004. The "offering" refers to an equity line of credit via Cornell Capital for which Itec has filed an SB-2A with the SEC on June 20, 2003. As of June 30, 2003, the SEC was still reviewing our registration statement.

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

Forward-Looking Statements

In addition to historical information, this Quarterly Report on Form 10-QSB/A contains forward-looking statements that involve risks and uncertainties that could cause our actual results to differ materially. Factors that might cause or contribute to such differences include, but are not limited to, those discussed in the section entitled "Management's Discussion and Analysis of Financial Position and Results of Operations--Risk Factors." When used in this report, the words "expects," "anticipates," "intends," "plans," "believes," "seeks," "estimates" and similar expressions are generally intended to identify forward-looking statements. You should not place undue reliance on these forward-looking statements, which reflect our opinions only as of the date of this Quarterly Report. We undertake no obligation to publicly release any revisions to the forward-looking statements after the date of this document. You should carefully review the risk factors described in other documents we file from time to time with the Securities and Exchange Commission, including the Annual Report on Form 10-KSB for the fiscal year ended December 31, 2002 and the other Quarterly Reports on Form 10-QSB filed by us in our fiscal year 2003, which runs from January 1, 2003 to December 31, 2003.

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

Since its inception, Itec has an accumulated loss of $6,764,105 for income tax purposes, which can be used to offset future taxable income through 2022. The potential tax benefit of this loss is estimated as follows:

            2002 Net Operating Loss Carry-forward       $  6,394,555
            2003 YTD Net Operating Loss                      369,550
                                                        ------------
            2003 YTD Net Operating Loss Carry-forward   $  6,764,105

          Future tax benefit based on 35% Federal       $  2,367,437
          Valuation allowance                             (2,367,437)
                                                        ------------
          Net tax benefit                               $          0
                                                        ============

As of June 30, 2003, no deferred tax assets or liabilities are recorded in the accompanying financial statements.

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

Results of Operations

REVENUES AND EXPENSES FOR THE THREE MONTHS ENDED JUNE 30, 2003 AND THE SIX MONTHS ENDED JUNE 30, 2003 AS COMPARED TO THE THREE MONTHS ENDED JUNE 30, 2002 AND THE SIX MONTHS ENDED JUNE 30, 2002

We had revenues OF $450,250 during this past quarter as compared to no revenues for the three months ended June 30, 2002. Revenues were $455,250 for the six months ended June 30, 2003 as compared to no revenues for the six months ended June 30, 2002. Our operating loss for the quarter was $100,683 compared to a loss of $452,932 for the three months ended June 30, 2002. The operating loss was $369,550 for the six months ended June 30, 2003 as compared to a loss of $863,340 for the six months ended June 30, 2002. The decrease in our operating loss is attributable to a decrease in operating expenses of $226,307.

LIQUIDITY AND CAPITAL RESOURCES

Our current assets increased from $260,281 as of December 31, 2002 to $448,979 as of June 30, 2003. Our current liabilities increased from $1,040,501 as of December 31, 2002 to $1,147,853 as of June 30, 2003. Our working capital deficit has been reduced from $780,220 as of December 31, 2002 to $698,874 as of June 30, 2003. Our total assets increased from $564,584 to $801,886. This increase is attributable to an increase in accounts receivable and furniture and equipment. Total liabilities increased from $3,125,732 to $3,169,506 which is primarily attributable to an increase in deferred revenue.

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

IF WE CANNOT OBTAIN ADDITIONAL FUNDS WHEN NEEDED, OR ACHIEVE PROFITABILITY WE MAY NOT BE ABLE TO CONTINUE AS A GOING CONCERN.

Our independent auditors have included an explanatory paragraph in their 2002 audit report referring to our recurring operating losses and a substantial doubt about our ability to continue as a going concern. Management is evaluating various funding alternatives and believes funds will be available from obtaining additional financing and from sales revenue sufficient to support planned operations through June 30, 2004. However, there can be no assurance that we will be able to raise additional funds or achieve planned sales volumes. If we do not secure additional funding, we will be unable to conduct all of our product development efforts as planned, and we may need to cease operations or sell assets. In addition, the existence of the explanatory paragraph in the audit report may in and of itself cause our stock price to decline as certain investors may be restricted or precluded from investing in companies that have received this notice in an audit report.

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

WE HAVE A HISTORY OF LOSSES.

We have never been profitable, and we have had operating losses since our inception. To date, we have engaged primarily in research and development efforts. The further development and commercialization of our products will require substantial development, regulatory, sales and marketing, manufacturing and other expenditures. We have only generated limited revenues from product sales.
Our accumulated deficit was about $6.76 million at June 30, 2003.

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


ITEM 2.  Changes in Securities and Use of Proceeds

RECENT SALES OF UNREGISTERED SECURITIES.

A total of 10,664,940 shares of common stock were issued. In December 2002 the Company agreed to issue up to 7,000,000 shares of common stock in an offering to be conducted outside the United States. An aggregate of 5,975,520 shares of common stock has been issued and the Company has received net proceeds of $172,940 or $0.029 per share.

4,489,420 shares were issued to various venders for services under the Company's S-8 plan. The average closing price of the shares was $0.028.

200,000 restricted common stock shares were issued to a vendor for services rendered as part of our SB-2A registration. These shares are included as part of our current registration offering. The five day average closing price of the shares was $0.04.

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


Dated:  February 6, 2004             ITEC ENVIRONMENTAL GROUP, INC.
                                     (Registrant)


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