Form 10QSB/A
period 2003-03-31
ITEC ENVIRONMENTAL GROUP INC
filed 2004-02-09
CIK 855372

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of March 31, 2003, the issuer had 45,297,068 shares of common stock, $.001 par value, outstanding.

Transitional Small Business Disclosure Format (Check one):  Yes [ ]   No [X]

This Amendment No. 1 on Form 10-QSB/A amends our quarterly report on Form 10-QSB/A for the fiscal quarter ended March 31, 2003 which was filed on May 23, 2003. This Amendment is to bring the financial notes and risk factors in compliance with our recently filed SB-2A.

                         ITec Environmental Group, Inc.
                            31 March 2003 10-QSB


                                   INDEX


PART I - FINANCIAL INFORMATION                                    Page

Item 1.  Consolidated Financial Statements (Unaudited)             3

  Consolidated Balance Sheets                                      3-4

  Consolidated Statements of Income and Comprehensive Income
    for the three months ended March 31, 2003 and 2002              5

  Consolidated Statements of Changes in Stockholders' Equity
    for the period ended March 31, 2003                             6

  Consolidated Statements of Cash Flows for the three months
    ended March 31, 2003                                            7

  Notes to Consolidated Financial Statements                     8-18

Item 2.  Management's Discussion and Analysis of Financial
              Condition and Results of Operations                 19

Item 3.  Controls and Procedures                                  23

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings                                        23

Item 2.  Changes in Securities                                    23

Item 3.  Defaults upon Senior Securities                          23

Item 4.  Submission of Matters to a Vote of Security Holders      23

Item 5.  Other Information                                        23

Item 6.  Exhibits and Reports on Form 8-K                         24

            Certifications

SIGNATURES                                                        25

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS



                            ITEC ENVIRONMENTAL GROUP
                          (A DEVELOPMENT STAGE COMPANY)
                          BALANCE SHEET (Consolidated)

                                                         As of         As of
                                                        3/31/03        12/31/02
                                                      ----------     ----------
                     ASSETS                           (Unaudited)

 Current Assets
       Cash & Cash Equivalents                        $      123     $      393
       Accounts Receivable (net of allowance)              1,083         14,828
       Inventory                                         234,434        221,434
       Deposits                                            4,254          5,154
       Prepaid Expenses                                   10,091         10,472
       Other                                              33,800          8,000
                                                      ----------     ----------
    Total Current Assets                                 283,785        260,281
 Fixed Assets
       Furniture & Equipment (net of depreciation)        20,819         14,941
       Equipment Recycling                               124,841        108,279
                                                      ----------     ----------
    Total Fixed Assets                                   145,660        123,220
 Other Assets
       Note Receivable (net of allowance)                120,783        115,493
       License Fees (net of amortization)                 22,500         25,000
       Other-misc                                          4,600         40,590
                                                      ----------     ----------
    Total Other Assets                                   147,883        181,083
                                                      ----------     ----------
    Total Assets                                      $  577,328     $  564,584
                                                      ==========     ==========


See accompanying notes to consolidated financial statements

                            ITEC ENVIRONMENTAL GROUP
                          (A DEVELOPMENT STAGE COMPANY)
                          BALANCE SHEET (Consolidated)(Continued)

                                                         As of         As of
                                                        3/31/03        12/31/02
                                                      ----------     ----------
                   LIABILITIES                        (Unaudited)

 Current Liabilities
       Accounts Payable                               $ 858,022      $ 782,995
       Accrued Liabilities                               105,174        112,449
       Accrued Payroll                                   185,091        131,891
       Payroll/Sales Tax Liabilities                       2,575         13,166
                                                      ----------     ----------
    Total Current Liabilities                          1,150,862      1,040,501
 Other Liabilities
       Deferred Revenue                                  343,577        170,000
       Note Payable                                    1,816,653      1,915,230
                                                      ----------     ----------
    Total OtherLiabilities                             2,160,230      2,085,230
                                                      ----------     ----------
    Total Liabilities                                  3,311,092      3,125,732
                                                      ----------     ----------

                     EQUITY
    Preferred Stock, no par value
        10,000,000 shares authorized none
        issued & outstanding
    Common Stock, no par value,
       750,000,000 shares authorized, 45,297,068
       shares issued & outstanding at 3/31/03            258,015        254,715
    Paid in Capital                                    3,671,643      3,578,693
    Accum deficit current period                        (268,867)    (2,563,732)
    Accum deficit during
       Development stage                              (6,394,555)    (3,830,824)
                                                      ----------     ----------
    Total Stockholders' deficit                       (2,733,764)    (2,561,148)
                                                      ----------     ----------
 Total Liabilities & Stockholders' Equity             $  577,328     $  564,584
                                                      ==========     ==========


See accompanying notes to consolidated financial statements

                            ITEC ENVIRONMENTAL GROUP
                          (A DEVELOPMENT STAGE COMPANY)
                        CONSOLIDATED STATEMENT OF INCOME
                            AND COMPREHENSIVE INCOME
                                   (Unaudited)
                                                                      For the period
                                                                      from Inception
                                                                     (March 28, 2000)
                                              Three Months Ended           through
                                          3/31/03         3/31/02        3/31/03
                                        ----------      ----------    ---------------
Revenues
    Fees                                $    5,000      $        -    $        29,048
                                        ----------      ----------    ---------------
       Total Income                          5,000               -             29,048

 Cost of Goods Sold
    Equipment Costs                              -               -             16,706
                                        ----------      ----------    ---------------
       Cost of Goods Sold                        -               -             16,706

 Operating Expenses
    Consulting Fees                                         42,000          2,458,054
    Payroll                                 83,232         121,857          1,145,708
    International Contract Services         47,645          26,274            358,378
    Plant Expenses                           7,272              76              7,272
    Professional Fees                       45,547          42,061            624,168
    Research and Development                     -           5,073            111,740
    Travel and Entertainment                 3,268          25,761            381,476
    Depreciation & Amortization              4,542           4,600             40,946
    Engineering                                  -           2,175            204,132
    Freight & Delivery                       2,732           4,540              2,732
    Public Relations                         2,745           3,235              2,745
    Stockholder Expenses                     2,528          89,553              2,528
    Telephone                                5,990           8,217             70,478
    Insurance                                6,141             216             57,022
    Rent                                     9,860           1,800             39,110
    Other-Misc                               2,630             977            167,963
    Repairs                                    922           2,429              2,239
    Contract Labor                           2,595           2,671              2,595
    Dues and Subscriptions                     462             165                462
    Office Supplies                          1,320           3,981              1,320
    Office Equipment                             -             258                  -
    Equipment Lease                          3,863               -              3,863
    Bad Debt                                                                  168,815
    Advertising                                                353             31,447
    Debt Placement Cost                                                       392,834
    Postage                                    717           2,038              1,585
    Trade Shows and Printing                    27           1,518                 27
                                        ----------      ----------    ---------------
       Total Operating Expenses            234,038         391,828          6,279,639

 Other Income(expense)
    Interest                               (39,829)        (18,579)          (390,032)
    Currency Conversion Net Loss                 -               -             (6,094)
                                        ----------      ----------    ---------------
                                           (39,829)        (18,579)          (396,126)
       Total Net Income (Loss)         $  (268,867)     $ (410,407)   $    (6,663,423)
                                       ===========      ==========    ===============
 Shares Outstanding                     45,297,068      16,419,352
 EPS                                   $    (0.006)     $   (0.025)
 EPS - Fully Diluted                   $    (0.006)     $   (0.025)

See accompanying notes to consolidated financial statements

                            ITEC ENVIRONMENTAL GROUP
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                       FOR THE PERIOD ENDED MARCH 31, 2003

                                                                Additional
                                    No. of Common    Stock        Paid-In     Accumulated     Total
                                    Stock Shares     Amount       Capital       Deficit
                                    ---------------------------------------------------------------------
 Balance at December 31, 2000         6,651,987     $  1,000   $    -         $(1,413,949)  $ (1,412,949)
                                    ---------------------------------------------------------------------
 Balance at December 31, 2001        12,692,000      191,688     1,111,380     (3,830,824)    (2,527,756)
                                    ---------------------------------------------------------------------
 Balance at December 31, 2002        41,997,068      254,715     3,578,693     (6,394,555)    (2,561,147)
                                    ---------------------------------------------------------------------

 Net Income for the period ended
    March 31, 2003                                                               (268,867)      (268,867)

 Common Stock Issued for Services
 priced between     0.028 - 0.035     3,300,000        3,300        92,950                        96,250

 Balance at March 31, 2003
 (Unaudited)                         45,297,068    $ 258,015   $ 3,671,643   $ (6,663,422)  $ (2,733,765)
                                    ====================================================================


See accompanying notes to consolidated financial statements

                            ITEC ENVIRONMENTAL GROUP
                          (A DEVELOPMENT STAGE COMPANY)
                            CASH FLOWS (CONSOLIDATED)
                                  (Unaudited)
                                                                                   For the period
                                                                                   from Inception
                                                                                  (March 28, 2000)
                                                           Three Months Ended          through
                                                          3/31/03      3/31/02         3/31/03
                                                        ---------    ----------   ----------------
Cash Flows From Operating Activities

 Cash Flows From Operating Activities
    Net Income                                          $(268,867)   $ (410,407)  $    (6,663,423)
    Adjustments to reconcile Net Income
    to net cash provided by operations:
       Common Stock issued for fees and services                -             -         2,501,990
       Increase/Decrease in accounts receivable            13,745             -           182,732
       Increase/Decrease in Inventory                      (1,300)       (1,779)         (222,734)
       Increase/Decrease in Prepaid Expenses                  381             -            55,413
       Increase/Decrease in accounts payable and
       accrued expenses                                   120,952        14,301        (1,358,308)
       Increase/Decrease in deferred revenue              173,577             -           338,550
       Increase/Decrease in other assets                  (25,292)       28,614            57,158
                                                        ---------    ----------   ----------------
 Net Cash provided by Operation Activities                 13,196      (369,271)       (5,108,622)
                                                        ---------    ----------   ----------------
 Cash Flows From Investing Activities
       PP&E                                               (22,439)      (52,115)         (145,659)
       License Fee                                          2,500         2,500            10,833
       Deposits                                               900        (1,540)           (4,254)
       Notes Receivable                                    12,500       416,173         1,253,878
       Web site                                            (4,600)            -            (4,600)
                                                        ---------    ----------   ----------------
       Net cash used in investing activities              (11,139)      365,018         1,110,198
                                                        ---------    ----------   ----------------

 Cash Flows From Financing Activities
       Notes payable                                      (98,577)            -           273,177
       Issuance of common stock                             3,300             -            67,327
       Additional Paid in Capital                          92,950             -         3,658,042
                                                        ---------    ----------   ----------------
 Net Cash provided by Financing Activities                 (2,327)            -         3,998,546
                                                        ---------    ----------   ----------------

 Net Cash Increase (Decrease)                                (270)       (4,253)              123
                                                        ---------    ----------   ----------------
 Cash at beginning of period                                  393         4,253                 -

 Cash at end of period                                  $     123    $        -   $           123
                                                        =========    ==========   ===============

See accompanying notes to consolidated financial statements

                    ENVIRONMENTAL GROUP, INC. AND SUBSIDIARY
                           A DEVELOPMENT-STAGE COMPANY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2003

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

On May 4, 2001 Beechport entered into a share exchange agreement with Itec to acquire all the issued and outstanding shares of common stock of Itec in exchange for 6,651,987 shares of Beechport's common stock. This business combination resulted in the shareholders of ITEC owning approximately 66.5% of the issued and outstanding shares of the Beechport's common stock (10,000,000 shares were outstanding upon completion of the transaction), and Beechport holding 100% of the issued and outstanding shares of Itec's common stock.

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

     (e)  Revenue and Expense Recognition
          -------------------------------

As of March 31, 2003, the Company had revenue of $5,000 for the three month period then ended. The Company intends to recognize revenues from sales of equipment upon delivery as earned as per SAB 101.

Amounts billed in advance of the period in which a service is rendered or a product is delivered are recorded as a liability under "Deferred Revenue". At March 31, 2003, deferred revenue for the three month period then ended totaled $343,577 for the sale of ECO2 systems not yet shipped.

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

The Company adopted SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information". As of March 31, 2003, revenue attributed to foreign sales was $5,000 for the three month period then ended with all sales being earned in Italy.

The Company adopted SFAS No. 52, "Foreign Currency Translation". We have determined that there is no currency risk due to sales being based and paid in
U. S. dollars.

The Company contracts with others for the manufacturing of the equipment. General and administrative expenses and the costs of advertising are expensed as incurred.

     (f)  Concentrations
          --------------

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of temporary cash investments and cash equivalents and trade accounts receivables. At March 31, 2003, the Company had no amounts of cash or cash equivalents in U.S. financial institutions in excess of amounts insured by agencies of the U.S. Government. At March 31, 2003, the Company had net trade receivables of $1,000. Initial trade receivables are expected to be principally from customers in Italy. Since initial anticipated customers will be from one geographic location, a concentration of credit risk could exist due to potential changes in economic activity in that area. The Company does not require collateral for its trade accounts receivables.

     (g)  Cash Equivalents
          ----------------

The Company considers all short-term investments in securities that mature in 90 days or less to be cash equivalents.

     (h)  Allowance for Doubtful Accounts
          -------------------------------

An allowance for doubtful accounts is provided to reflect potential uncollectible receivables. As of March 31, 2003, Allowance for Doubtful Accounts was $186,605 of which $121,480 is for a note receivable from an officer stockholder without adequate collateral.

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

Since its inception, Itec has an accumulated loss of $6,663,422 for income tax purposes, which can be used to offset future taxable income through 2022. The potential tax benefit of this loss is estimated as follows:

            2002 Net Operating Loss Carry-forward       $  6,394,555
            2003 YTD Net Operating Loss                      268,867
                                                        ------------
            2003 YTD Net Operating Loss Carry-forward   $  6,663,422

          Future tax benefit based on 35% Federal       $   2,332,198
          Valuation allowance                              (2,332,198)
                                                        -------------
          Net tax benefit                               $           0
                                                        =============

As of March 31, 2003, no deferred tax assets or liabilities are recorded in the accompanying financial statements.

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

     (n)  Future Impact of Recently Issued Standards, continued
          ------------------------------------------

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

During the first quarter 2003, a total of 3,300,000 shares of common stock were issued. 3,300,000 shares were issued to various venders for services under the Company's S-8 plan. The five day average closing price of the shares was $0.029.

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

Future minimum rentals under these operating leases are as follows:

                    Year Ending December 31,
                            2003                             42,625
                            2004                             57,977
                            2005                             18,657
                            2006                              9,417
                            2007                              8,803
                                                       ------------
                            Total                      $    137,479
                                                       ------------

Note 6 - TECHNOLOGY LICENSE

Effective March 31, 2000, the Company entered into a five-year patent license agreement with Honeywell International, Inc. (Honeywell), whereby the Company obtained a non-exclusive, nontransferable worldwide license to practice the methods and to make, use, and sell, the products and/or covered by the proprietary rights, limited to the field of use of separating and recovering motor oil from high density polyethylene plastic. Under the terms of the agreement, the Company agreed to pay a $50,000 non-refundable initial license fee and an additional minimum annual royalty commencing upon delivery of the first equipment to an Itec customer, of the greater of $50,000 or 5% of the gross sales of all products and or services sold in the United States and 3% of the products and or services sold in countries other than the United States. The initial license fee of $50,000 is not creditable toward the minimum annual royalty and was payable in three equal installments. The first installment was due upon the execution of the contract, the second on December 1, 2001, and the third on April 1, 2001. At March 31, 2002, $33,333 was accrued as a liability.

On April 25, 2001, Honeywell revised the payment schedule to reflect the updated delivery schedule so that the previous December 1, 2001 payment was due on May 30, 2002 and the final payment due December 31, 2003. As of March 31, 2003, the $16,667 paid and the additional $33,333 accrued have been accounted for as prepaid expenses based upon the revised agreement, whereby these amounts apply only upon shipment of the first equipment systems. The amounts are not refundable and will be expensed upon shipment. This agreement automatically renews for additional one-year periods after the end of the initial five-year term unless written notice is given by either party of its intent to terminate the agreement. Honeywell may terminate this agreement in the event of bankruptcy or insolvency of the Company, an assignment for the benefit of creditors of the Company, the nationalization of the industry which encompasses any products or services, any suspension of payments under the terms of the agreement by government regulation, the Company's failure to commence manufacture, a substantial change in ownership of the Company (whether resulting from merger, acquisition, consolidation or otherwise), another company or person acquiring control of the Company, or the existence of a state of war between the United States and any country where the Company has a license to manufacture products or provide services. In addition, if either party to the agreement defaults for any reason in any of the obligations under the terms of the agreement, the other party will have the right to terminate the agreement by giving at least 60 days written notice.

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

Note 7 - RECEIVABLE RELATED PARTY

On July 5, 2000, the Company's Board of Directors approved and authorized the Company to make a loan of $250,000 to the Company's President. The loan, according to the minutes of the Board meeting, is interest only for ten years with the total principal due at the end of ten years. Interest in the amount of $18,958 has been waived in the year ended December 31, 2002 and $9,479 in year ended December, 2001 by the board of directors and was recorded as compensation expense in the respective periods. As of March 31, 2003, $236,973 was advanced on the loan. An allowance of $121,480 has been recorded against this receivable.

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

Expenses for the three months ending March 31 2003 were as follows: Professional Fees & Consulting $45,500; Payroll $83,200; Interest $39,800; G&A $105,300.

We do not have sufficient cash or lines of credit for the next twelve months to remain operational and pay our debts and expenses as they come due. We expect to have sufficient cash or lines of credit to satisfy our needs for the twelve months ending March 31, 2004.

As of March 31, 2003, the testing and evaluation of the first Gen-2 system delivered to our first Italian customer continues. Further manufacturing and delivery of Gen-2 ECO2 systems will continue once those results and evaluations have been completed.

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

Forward-Looking Statements

In addition to historical information, this Quarterly Report on Form 10-QSB/A contains forward-looking statements that involve risks and uncertainties that could cause our actual results to differ materially. Factors that might cause or contribute to such differences include, but are not limited to, those discussed in the section entitled "Management's Discussion and Analysis of Financial Position and Results of Operations--Risk Factors." When used in this report, the words "expects," "anticipates," "intends," "plans," "believes," "seeks," "estimates" and similar expressions are generally intended to identify forward-looking statements. You should not place undue reliance on these forward-looking statements, which reflect our opinions only as of the date of this Quarterly Report. We undertake no obligation to publicly release any revisions to the forward-looking statements after the date of this document. You should carefully review the risk factors described in other documents we file from time to time with the Securities and Exchange Commission, including the Annual Report on Form 10-KSB for the fiscal year ended December 31, 2002.

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

Since its inception, Itec has an accumulated loss of $6,663,422 for income tax purposes, which can be used to offset future taxable income through 2022. The potential tax benefit of this loss is estimated as follows:

            2002 Net Operating Loss Carry-forward       $  6,394,555
            2003 YTD Net Operating Loss                      268,867
                                                        ------------
            2003 YTD Net Operating Loss Carry-forward   $  6,663,422

          Future tax benefit based on 35% Federal       $  2,332,210
          Valuation allowance                             (2,332,210)
                                                        ------------
          Net tax benefit                               $          0
                                                        ============

As of March 31, 2003, no deferred tax assets or liabilities are recorded in the accompanying financial statements.

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


Results of Operations

REVENUES AND EXPENSES FOR THE THREE MONTHS ENDED MARCH 31, 2003 AS COMPARED TO THE THREE MONTHS ENDED MARCH 31, 2002

We had revenues OF $5,000 during this past quarter as compared to no revenues for the three months ended March 31, 2002. Our operating loss for the quarter was $268,867 compared to a loss of $410,407 for the three months ended March 31, 2002. The decrease in our operating loss is attributable to a decrease in operating expenses of $157,790.

LIQUIDITY AND CAPITAL RESOURCES

Our current assets increased from $260,281 as of December 31, 2002 to $283,785 as of March 31, 2003. Our current liabilities increased from $1,040,501 as of December 31, 2002 to $1,150,862 as of March 31, 2003. Our working capital deficit has increased from $780,220 as of December 31, 2002 to $867,077 as of March 31, 2003. Our total assets increased from $564,584 to $577.328. This increase is attributable to an increase in accounts receivable and furniture and equipment. Total liabilities increased from $3,125,732 to $3,311,092 which is primarily attributable to an increase in deferred revenue.

The Company has suffered recurring losses from operations and has a net capital deficiency that raises substantial doubt about the Company's ability to continue as a going concern. As of March 31, 2003 the Company does not have sufficient cash or lines of credit for the next twelve months to remain operational and pay our debts and expenses as they come due. The Company is attempting to obtain sufficient cash or lines of credit to satisfy its needs for the twelve months ending March 31, 2004.

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

IF WE CANNOT OBTAIN ADDITIONAL FUNDS WHEN NEEDED, OR ACHIEVE PROFITABILITY WE MAY NOT BE ABLE TO CONTINUE AS A GOING CONCERN.

Our independent auditors have included an explanatory paragraph in their 2002 audit report referring to our recurring operating losses and a substantial doubt about our ability to continue as a going concern. Management is evaluating various funding alternatives and believes funds will be available from obtaining additional financing and from sales revenue sufficient to support planned operations through March 31, 2004. However, there can be no assurance that we will be able to raise additional funds or achieve planned sales volumes. If we do not secure additional funding, we will be unable to conduct all of our product development efforts as planned, and we may need to cease operations or sell assets. In addition, the existence of the explanatory paragraph in the audit report may in and of itself cause our stock price to decline as certain investors may be restricted or precluded from investing in companies that have received this notice in an audit report.

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

WE HAVE A HISTORY OF LOSSES.

We have never been profitable, and we have had operating losses since our inception. To date, we have engaged primarily in research and development efforts. The further development and commercialization of our products will require substantial development, regulatory, sales and marketing, manufacturing and other expenditures. We have only generated limited revenues. Our accumulated deficit was about $6.66 million at March 31, 2003.

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

ITEM 3.  Controls and Procedures

An evaluation was carried out by the Company's management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures as of March 31, 2003 (as defined in Rule 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the design and operation of these disclosure controls and procedures were effective.

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

ITEM 2.  Changes in Securities and Use of Proceeds

RECENT SALES OF UNREGISTERED SECURITIES.

3,300,000 common stock shares were issued to various vendors for services rendered under the Company's S-8 plan. The average value of the shares was $0.029.


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