Form 10KSB/A
period 2002-12-31
ITEC ENVIRONMENTAL GROUP INC
filed 2004-02-10
CIK 855372

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                 FORM 10-KSB/A
                                 AMENDMENT NO. 2

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

Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB/A or any amendment to this Form 10-KSB/A. [ ]

State Registrants's revenues for its most recent fiscal year: $24,000

As of December 31, 2002, 41,997,068 shares of common stock were outstanding, andthe aggregate market value of the shares held by non-affiliates was approximately $2,315,000.

Documents incorporated by reference:  NONE

Transitional Small Business Disclosure Format:  Yes  [   ]    No       [X]

This Report on Form 10-KSB/A contains information concerning the issuer relating to the fiscal year ended December 31, 2002, except where otherwise indicated.

                             Itec Environmental Group, Inc
                          Annual Report on Form 10-KSB/A
                                Table of Contents

PART I

ITEM 1.  DESCRIPTION OF BUSINESS .........................................   3
ITEM 2.  DESCRIPTION OF PROPERTY .........................................  16
ITEM 3.  LEGAL PROCEEDINGS ...............................................  16
ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS .............  16

PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS ........  17
ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION .......  18
ITEM 7.  FINANCIAL STATEMENTS ............................................  24
ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
                    AND FINANCIAL DISCLOSURE .............................  24

PART III

ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS;
                    COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.....  25
ITEM 10. EXECUTIVE COMPENSATION ..........................................  27
ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT...  30
ITEM 12. CERTAIN BUSINESS RELATIONSHIPS AND RELATED TRANSACTIONS .........  31
ITEM 13. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K..  32
            CERTIFICATIONS
ITEM 14. CONTROLS AND PROCEDURES .........................................  33

SIGNATURES ...............................................................  34

                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS

Special Note Regarding Forward-Looking Statements

Certain statements in this Annual Report on Form 10-KSB/A (this "Form 10-KSB/A"), including statements under "Item 1. Description of Business," "Item
3. Legal Proceedings" and "Item 6. Management's Discussion and Analysis", constitute "forward looking statements" within the meaning of Section 27A of the Securities Act of 1934, as amended, and the Private Securities Litigation Reform Act of 1995 (collectively, the "Reform Act"). Certain but not necessarily all, of such forward-looking statements can be identified by the use of forward-looking terminology such as "believes", "expects", "may", "will", "should" or "anticipates" or the negative thereof or other variations thereon or comparable terminology, or by discussions of strategy that involve risks and uncertainties. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of Itec Environmental Group, Inc. (f/k/a Beechport Capital Corp.) or its wholly-owned subsidiary, ECO2 Environmental Systems, Inc., a Delaware corporation ("ECO2") (collectively "the Company", "we" or "us") to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. References in this Form 10-KSB/A, unless another date is stated, are to December 31, 2002.

Background

We were incorporated under the laws of the State of Colorado on January 24, 1989 under the name Coalmont, Inc. We changed our name to MCC Holdings, Inc. on August 14, 1992, and changed it again to Beechport Capital Corp. on January 10, 1996. We were originally formed for the primary purpose of seeking out acquisitions of properties, businesses or merger candidates, without limitation as to the nature of the business operations or geographic area of the acquisition candidate. From inception through 26 September, 1990 the date of completion of our initial public offering of securities, our activities were directed toward the acquisition of operating capital.

On May 11, 2001, we acquired all the issued and outstanding shares of common stock of Itec in exchange for a total of 6,651,987 shares of our restricted common stock. This business combination resulted in the shareholders of Itec owning approximately 66.5% of the issued and outstanding shares of Itec's common stock (10,000,000 shares were outstanding upon completion of the transaction), and Itec holding 100% of the issued and outstanding shares of Itec's common stock.

There were no consulting fees, finders fee or other compensation paid for this business combination, outside of normal legal and accounting fees. No officers/directors of Beechport Capital Corp or Itec received compensation in any form for the acquisition/merger of Beechport and Itec. There have been no sales of securities by any of the former officers/directors of Beechport.

This transaction was a recapitalization of Itec, with no revaluation of assets and liabilities. Beechport was a shell corporation and therefore the acquisition was not recorded as a purchase transaction.

Itec was incorporated in March 2000 to develop and commercialize new technologies that are economically and environmentally sound. Itec's objective is to become a worldwide supplier of equipment for recycling oil and agricultural chemical containers and related systems. Itec has developed a cleaning system utilizing liquid carbon dioxide for cleaning recyclable plastic, oil and pesticide containers called the ECO2TM Environmental System.

In October 2002, we changed our corporate name to Itec Environmental Group, Inc and our domicile to the State of Delaware.

Our offices are located at 693 Hi Tech Parkway Suite 3, Oakdale, California 95361, our telephone number is (209) 848-3900 and our website is www.iteceg.com.

We have one subsidiary, which is wholly-owned, ECO2 Environmental Systems, and unless the context indicates otherwise all references herein to we, us or Itec, includes this wholly-owned subsidiary. ECO2 Environmental Systems, Inc was formed for two reasons, the first to apply for and obtain a trademark and second to be the marketing subsidiary of Beechport Capital Corp. before the name change to Itec Environmental Group, Inc. ECO2 Environmental Systems, Inc was formed on 10 April, 2000 and is domiciled in Delaware. ECO2 Environmental Systems, Inc only activities to date have been the application and receipt of the trademark "ECO2".

The following is a list of officers and directors during the past three years:

Board of Directors
2000                    Age     Position                   Shares  % Outstanding
------------------      ---     ---------                  ------  -------------
Lawrence C. Schmelzer   64     President and Director      985,500        29.4%
Timothy J. Brasel       42     Director                    683,802        19.8%
Susan Schmelzer         37     Director                        0           0.0%

2001
----
Lawrence C. Schmelzer   65     President and Director *    985,500         6.3%
Timothy J. Brasel       43     Director               *    683,802         5.4%
Susan Schmelzer         38     Director               *        0           0.0%
Gary M DeLaurentiis     56     President and Director ** 2,354,803        15.0%
Andrea G. Videtta       44     VP      Director       **   592,027         3.8%
Lisa A. Fitzpartick     35     VP      Director       **   465,639         3.0%

2002
----
Gary M DeLaurentiis     57     President and Director    3,354,803(1)      7.8%
Andrea G. Videtta       45     VP      Director            592,027         1.4%
Lisa A. Fitzpartick     36     VP      Director            465,639         1.1%
John R. Murray          65     Director                    100,000(2)      0.2%
Michael E. Hofmann      52     Chief Financial Officer     500,000(3)      1.1%

Mr. Schmelzer cost basis for his ownership of 985,500 was $17,420, resulting in a $0.018 per share cost basis. This was based on a purchase of 80,000 shares for $20,000 cash and receiving 800,000 shares in a stock exchange transaction as a result of a merger with a $1,000 net value. Of the 880,000 original shares, he had disposed of 150,000 shares before a 1.35 to 1 stock split.

---------------------
(1) Includes 1,000,000 shares underlying options exercisable at $0.18 per share.
(2) Includes 100,000 shares underlying options exercisable at $0.18 per share.
(3) Includes 500,000 shares underlying options exercisable at $0.18 per share.

* Term and positions ended 4 May, 2001
** Term and positions started 4 May, 2001

Products

We operate through a European office in Naples, Italy to provide sales and service to its Italian customers and sales of ECO2 Systems throughout Europe.

We have developed a new cost-effective, environmentally sensitive technology, ECO2TM Environmental System, for cleaning plastic contaminated by substances that make most types of plastic ineligible for traditional recycling programs. The ECO2TM System consists of a washing chamber, storage tank, distilling unit, compressor, refrigeration unit and various pumps and compressors. Each system can process between 500 to 1,000 pounds of plastic per hour depending on the model purchased. Used oil containers (typically the one quart size sold to consumers) were the first focus of this new technology; however, additional scientific testing results now indicate that the technology can be profitably employed to recycle all plastics regardless of the contaminant. This statement refers to the end result of the tests being equal to or exceeding the "normal" results using water. By decreasing disposal costs of the "sludge" associated with using water (cleaning of the wastewater before discharge) and the reoccurring cost of chemicals vs. reusable solvent. The following companies have provided this test data: Analytical Services Group located in Santa Clara, California and BSK Analytical Laboratories located in Fresno, California.

The Oil that is captured during the process is picked up by local Used Oil Collectors. Each pound of oil-contaminated plastic contains approximately 6 to 8 ounces of oil and is a significant amount. The fee to have Used Oil Collectors pickup the used oil is reimbursed to the "Operator of the Plant", located in California, by the California Intergraded Waste Management Board thought the Used Oil Collection Program. The proposed plant will, when necessary, apply to become a "Certified Collection Center". Green Flame Services (http://www.greenflameservices.com) is the company that will deliver the ground oil containers collected throughout California to our facility.

Several other states have programs similar to California. They include Alaska, Arizona, Florida, Kentucky, Louisiana, Oregon and Utah. To review other related web sites please refer to the links listed below.

http://www.astswmo.org/sw/swtf/oil/oil-issues.htm
http://www.recycleoil.org/legislative.htm
http://www.p2pays.org/ref/02/0162212.pdf
http://www.deq.state.or.us/wmc/solwaste/oilreport94.html#c
http://www.usedoilrecycling.com/index.cfm

With regard to the other contaminants collected during the process:

At our plant in Oakdale, CA Itec processed approximately 3,000 lb of plastic using a controlled batch of ground pesticide containers, given to the Itec by Western Ag Plastics, Delano, California. This company is the certified collector for the Agriculture Container Recycling Council. The web site is located at http://www.acrecycle.org/. Western Ag Plastics sent the material to Itec as test. When the material arrived from Western Ag Plastics the material was ground into 1/2 inch flakes and was dry and essentially had no residue remaining. This is the normal condition that material is sent to processors for this type of material. The purpose of using the ECO2 System is to remove the Labels and the Odor from the plastic. After processing the material Itec collected only 10 ounces of residue after distillation of the Solvent and the CO2.

Nationally the ACRC collects approximately 9,000,000 lbs of pesticide containers annually from various regions in the USA. If 3,000 lbs converts to 10 oz of residue, then 9,000,000 lbs would convert to approximately 46 gallons of residue. The cost of disposal (as per Safety Kleen) of a 55-gallon drum of this residue is $250 because of its hazardous nature. This would equate to $0.0000278 per pound of plastic, we felt that this amount so small as to represent a zero cost.

The contaminate residue from "milk containers", is even smaller than the pesticide containers. This residue is not considered hazardous. Itec processed several 3,000 pound controlled batches of this material and collected less than 5 ounces of residue for each 3,000 pounds processed. Before processing through the ECO2 system, the milk containers are ground into 1/2 inch flakes, as are all the materials Itec processes and is dry before entering the ECO2 system. The cost to dispose of this type of residue is only $50 per 55 gallon drum. Using the same calculations used for the Pesticide containers (9,000,000 pounds processed, although there is significant more of this type of material) the number of gallons this material would generate 117 gallons of residue. Therefore the average cost of disposal of the milk container residue would be $106.36 per 3,000 pounds. The cost would then be $0.0000118 per pound. Again we felt this number results in zero and only as a cost of disposal and not an environmental cost. The PET Soda bottles are very similar to the milk containers. The residue is not considered hazardous. The amount of residue is almost exactly the same as the Milk containers. The bottles are ground in the same manner and are dry after granulation.

The detergent and other mixed color containers are also processed in the same manner. The only difference is that these types of containers do contain a greater amount of residue due to the nature of what is in the containers. This residue does not go away or dry up during granulation. Our results from processing several 3,000 pound controlled batches yielded 20 ounces of residue per 3,000 pounds. This material is also not considered hazardous. Using the same calculations as with all other types of materials this material would generate
468.75 gallons of residue. The cost per pound to dispose of this residue is $50 for each 55-gallon drum. The cost per pound is then $.000052.

Furthermore Itec believes that the disposal of waste is not an environmental issue. It is part of everyday business costs.

As of December 31, 2002, we had arranged with Cool Clean Technologies, Inc. a leader in the utilization of CO2 technology, to manufacture the ECO2TM Environmental System. As of December 31, 2002, Cool Clean has manufactured four ECO2TM Systems at its facility in Burnsville, Minnesota. The four prototype systems are referred to as Generation One system. Additionally, Cool Clean has manufactured a Generation Two system in Europe and Itec delivered the Gen 2 to an Italian customer in January of 2003. We have relocated two of the Gen 1's systems to Oakdale, California and expect to establish a recycling facility where the Gen 1's can be both operated to generate income as well as demonstrate the process for prospective purchasers.

Sources of Revenues

Our principal source of revenues will be sales of the ECO2TM Environmental System. Prices for the ECO2 system range from $400,000 - $750,000 based on various models and auxiliary equipment, with gross margins from $175,000 - $300,000. We will also provide additional services to purchasers of the ECO2TM Environmental System in exchange for recurring fees. These services will include: extended warranty upgrades, technical support and trouble-shooting, training for operators, consulting for material feedstock and products sales, and software upgrades that will allow the ECO2TM Environmental System to clean other contaminated plastic materials. The recurring or royalty fees would average 9% of revenue for a period of five years. Based on the Italian business models this would range from $28,000 - $35,000 per system per year. We will also require purchasers of the ECO2TM Environmental System to enter into ten year maintenance agreements providing for fees of $25,000 per year, payable in equal monthly installments, for telephonic monitoring of the ECO2TM System and software upgrades.

Deferred Revenue

Amounts billed in advance of the period in which a service is rendered or a product is delivered are recorded as a liability under "Deferred Revenue". At December 31, 2002, deferred revenue totaled $170,000 for the sale of ECO2 systems not yet shipped.

Recycling

With the advent of the global environmental movement, waste treatment and remediation are now worldwide. Our goal is to clean and make recyclable certain contaminated plastics that are currently not recycled. The ECO2TM Environmental System has demonstrated an ability to produce clean, 100% recyclable High-Density Polyethylene flake from used motor-oil containers and other HDPE containers used to transport used oil and to recover the residual oil attached to the plastic, with no waste by-products.

In addition to recycling used motor oil containers, laboratory tests have proven four additional usages for our technology. They are:

o Pesticide Containers of HDPE (High-Density Polyethylene) o Mixed HDPE Color Containers (Detergent, Shampoo and Clorox Containers) o Natural HDPE Containers (Milk & Water Containers) o Polyethylene Terephthalate (PET) (Soft Drink Containers)

Although originally developed for environmental usages, when applied to the above materials the ECO2TM Systems has been shown to remove all contaminants, odors, dirt and labels from the plastic, thereby producing clean marketable flake which can be reused to produce end-products.

Technology

Some years ago, the American aerospace industry developed a supercritical fluid technology to clean high-tech metals and composite materials. This method was then adapted to become the ECO2TM Environmental System, which offers the ability to effectively clean plastics.

The principal technology underlying the ECO2TM Environmental System was developed by Honeywell International, Inc. and the U.S. Department of Energy. We signed a five-year license agreement, with an additional five-year license extension, with Honeywell and the DOE in June 2000. The base fee is $50,000 with a minimum of $50,000 per year starting one year after the first commercial ECO2 system is sold. The annual fees are based on a 5% commission of the sale price of any system sold in the United States and a 3% commission on any foreign sales. There are no financial benchmarks or ratios that Itec must maintain to remain in compliance with the Honeywell agreement.

Itec has received one of two licenses available from Honeywell to use the technology developed using CO2 to "Separate and Recover Oil from Plastic Contaminated with Oil". The Honeywell patent # 5,711,820 dated 27 Jan, 1998 Inventors Smith et al. assignee Allied Signal, Inc. transferred to Honeywell Federal Manufacturing & Technologies. The patent is valid for twenty (20)years from date of issuance.

Our technology has been recognized as a significant environmental breakthrough and is expected to increase the percentage of plastic diverted from waste streams to recycling and reuse. Honeywell FM&T and DOE received a Governor's Award from the Missouri Chamber of Commerce in 2000 for their breakthrough innovation in recycling technology.

We believe that our technology is unique and superior to alternative plastic cleaning systems in several respects, including the percentage of purity achieved and the elimination of secondary costs for wastewater cleanup associated with other cleaning technologies.

In addition, compared to existing technology the ECO2TM Environmental System provides the following advantages:

o Contaminated plastic cleaned with the ECO2TM Environmental System has a significantly higher reusable end-use than conventionally cleaned plastic. Plastic cleaned with the ECO2TM Environmental System is processed free from odors and 99%+ contaminant-free. Conventional methods have a much lower cleanliness threshold and do not deodorize. Once processed, these plastics have a much lower end-use.

o Plastic flake cleaned with the ECO2TM Environmental System sells for significantly higher prices than conventionally cleaned plastics. Odorless and contaminant-free plastic flake yield higher prices and significantly larger profit margins.

o Plastic recyclers have the ability to recycle oil-contaminated plastic and conventionally contaminated plastic without wastewater effluent discharge. Costs involving water-treatment are high using conventional cleaning methods, whereas with our system they are non-existent. The ECO2TM Environmental System does not use water.

o No permits are required for effluent wastewater discharge since the ECO2TM Environmental System uses no water.

o Energy costs operating the ECO2TM Environmental System are significantly lower than current plastic cleaning systems. Our ECO2TM Environmental System costs for energy are nearly $0.02 USD less per pound than currently used processes, yielding significantly larger profit margins.

o Direct processing costs for recycling plastics are reduced by over 50%. The following costs for current water/chemical cleaning is based on a 3,000 pounds of plastic per hour processing plant. The water/chemical plant used in this calculation is Fixcor Industries based in Heath, OH. Electrical rates are based on current Pacific Gas & Electric rates in Oakdale, CA.

                           WATER/CHEMICAL          CO2
                           --------------          ---
Electrical cost:              $23.85              $ 9.40  per hr. per 3,000 lb.
Chemicals/Solvents/CO2        $66.00              $28.00

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

o The ECO2TM Environmental System can be operated and maintained with only two semi-skilled workers.

An Ideal Solvent

Carbon dioxide, also know as CO2, is produced by photosynthesis and constitutes ..04% of the air we breathe. CO2 is also a by-product of other industrial processes, such as fermentation from distilleries. As a gas under atmospheric conditions when liquefied represents an ideal solvent with characteristics that cannot be matched by any other solvent, conventional or otherwise. It is non-toxic, non-flammable, non-hazardous waste producing, non-ozone-depleting, odorless, and cannot spill into the soil or groundwater since it becomes a gas if it escapes from the ECO2TM System. Since the CO2 that is used in this process is already in the air and is recaptured for reuse in the machines, no new CO2 is produced or added to the atmosphere over the life of the cleaning cycle. Commercially CO2 is used for, among many other things, carbonating beverages, decaffeinating coffee beans and preserving foods.

From a performance standpoint, the ECO2TM Environmental System has distinct advantages as well. Its viscosity (the ability to flow) and surface tension (wetting capability) are orders of magnitude better than any other solvent, thus enabling the penetration of contaminates and the removal of finer particles of dirt or oil in 20 minutes or less, nearly as fast as conventional processes. The greatest benefits to using the ECO2TM Environmental System are its ability to thoroughly clean and deodorize plastic, thereby yielding significantly higher retail prices for a clean flake.

CO2 - Safe to Handle

CO2 does not show the toxic or flammable properties associated with traditional plastic-cleaning solvents or methods. Risks connected with CO2 vary with the different states of the compound. Gaseous CO2 may cause suffocation when found in large concentrations in closed areas. Solid or liquid CO2 or cold CO2 gas (dry ice), as well as cooled equipment may cause frost burns if unprotected skin is exposed to the CO2 or the cooled equipment. The equipment used in our CO2 process is designed to handle and mitigate any such danger. It works as a closed system where the used liquid CO2 is filtered, distilled, recycled and reused.

Environmental Regulations: Permissions And Safety Restrictions

The operation of a plastics-recycling business is subject to various regulations which differ depending on the solvent used, the laws of the country as well as local regulations. Carbon dioxide generally is subject to less regulation than other solvents. There are no known or anticipated government regulations that would prohibit or limited the sales or use of the ECO2 system sold by Itec.

There are no environmental costs associated with using the ECO2 system sold by Itec.

Permissions required to install and operate CO2 plastics-cleaning equipment are dependent upon both building department permits (local building authorities) and CO2 storage permission (storing gas requires a permit in some countries). There is no special approval necessary from any governmental agency in order to buy or use the ECO2 system. Our manufacturer is responsible for seeing that the machines and CO2 storage vessels are manufactured in accordance with national and international safety standards.

Market Overview

Market Distinctions - Europe/Canada versus United States

Europe/Canada: Legislation is in place prohibiting oil-contaminated products from placement into landfills. Available land for new landfills is extremely limited. Government subsidized programs exist for the recycling of all plastics. Developed in Canada, we are using the Alberta Used Oil Management Association (AUOMA) collection model to develop the collection model for use in the United States. The Alberta Used Oil Management Association (AUOMA) was formed at the request of the Alberta Provincial Government (APG). The APG involved all the sellers of petroleum products in the province to come up with a method to collect, transport and process the three (3) by- products that are related to Automotive Oil. They include the oil, filter and container the oil was shipped in. For each Liter of oil sold in the Province the Oil Company that sells the product must pay a fee into the "Not for Profit Organization" AUOMA. AUOMA was chartered by the APG as a non-profit organization to manage the funds collected by this program. These funds are distributed to the various companies that collect, transport and process the oil, filters and containers.

United States: Legislation is in place prohibiting used-oil products in landfills in many states, but may not be strictly enforced. Government subsidized programs for recycling of all plastics are limited. New landfill space is becoming limited in the smaller Northern States but remains available in the larger states.

Estimates indicate Europe and Canada are 15 years ahead of the United States legislatively, environmentally and structurally relating to waste recycling and collection efforts. As a result, we have chosen Europe for marketing and sales of its initial systems. Europe has nearly run out of landfills and the collective efforts to recycle all forms of waste, is prevalent in all European nations. The entire continent is politically active in their legislative efforts and recycling initiatives.

In contrast, the United States plastic recycling and oil recycling programs have been modestly implemented and accepted in most areas for pollution prevention. There are very few formalized collection programs for motor oil containers other than in portions of South Carolina. The U.S. practice of dumping motor oil containers into landfills or disposing of them improperly is no longer tolerated in Europe. In order to facilitate its early marketing direction Itec determined that it would need a representative to handle inquiries and further develop markets in Europe. Itec secured the services of CESMET, a company with over 15 years experience in the Italian and European markets. CESMET, together with other consultant companies, develops industrial projects involving plastic recycling and collection for governments and the European Union. CESMET is an engineering company stated in 1987 and owned by Mr. Andrea Videtta, Itec Vice President and Director. CESMET works under ISO 9001 certification. The company is listed in the "Official Consultant Book" for economic development activities with both the Italian Ministries and European Union Ministries. CESMET billings average $11,400 per month this covers all office expenses and personnel. Services provided to Itec include reception, telephone, fax and mailing address. Of greatest value to Itec are CESMET's consulting services regarding Italian governmental policies and procedures. In addition to providing sales leads and follow-up with customers and industry groups. The contract is renewed on an annual basis from 1 July - 30 June.

Although this ECO2TM Environmental System was originally developed for environmental usages, when applied to the above areas, the ECO2TM Environmental System has been shown to remove all contaminants, odors, dirt and labels from the plastic producing clean marketable flake which can be reused to produce end-products. With this increase in usage, the worldwide market for ECO2TM Environmental System increases geometrically. Ultimately, the ECO2TM Environmental System could become a primary recycling system.

Marketing and Sales

The basis for Itec's sales strategy is to focus on the industries and countries most likely to benefit from Itec's technology. Potential customers are basically divided into two distinct segments - private enterprise plastic recyclers and government sponsored plastic recyclers.

During 2002 Itec was in discussion with the business manager for Exxon/Mobil in Hungry. Due to the regulations in the Eastern Block countries they are required to recycle or incinerate the Oil Containers. During his time in Budapest, Hungary we worked out a collection and processing scenario. It resulted in the order from the Hungarian Company. The Hungarian company has the "right of first refusal" to become the operator in the following countries, Hungary, Poland, Czech Republic, Slovakia, Slovenia, Macedonia and Serbia. As of today the company is waiting for the startup of the first system in Italy so they can bring the government officials from Hungary to Italy to demonstrate the technology for them. The business manager has transferred to his company's office in St. Petersburg Russia. He has been working to have Itec visit with countries that he is working in, within the framework of his job as a business manager for Exxon/Mobil.

Itec has been in discussion with Polis LTD in Varna, Bulgaria for 2 years. They would like to represent Itec and have the "right of first refusal" to be the operator in the following countries: Ukraine, Moldavia (we have received an independent inquiry from Moldavia), Bosnia, Yugoslavia, Turkey, Romania Tajikistan, Uzbekistan. As of today Polis is waiting for the startup of the first system in Italy so they can bring the government officials from the various countries to Italy to demonstrate the technology to them.

Politenke is an Italian company that does business in both Italy and Germany. The principal of the company is in partnership with the principal of OPT Srl., our first customer in Italy. As with the other companies and countries they are waiting to see the demonstration of the system.

In Finland and Sweden we have been in discussions with Mr. Perti Jalasvirta (brother of Yrjo) to represent Itec in those countries.

Mr. Hofmann has recently met with two representatives of a Waste Hauler from Greece, in Italy. They were taken to the OPT facility in Italy to see the progress on the system. We are in continuing discussions with them.

Itec recently went through an audit with Chevron/Texaco from their Richmond, California plant. The purpose was to certify our test plant in Oakdale to receive the scrap plastic from the oil containers that are generated from the bottle filling plant in Richmond.
Itec passed their audit and is now accepting the materials from the Chevron plant.

Mr. Videtta, our VP in Italy, also has a CESMET office in St. Petersburg Russia. He has been in contact with the environmental Ministries, as well as with the one in Italy. In Bulgaria, Polis LTD along with Mr. Videtta has been contacted. In Hungary Mr. Videtta and EnviroPlastic has contacted the Ministry. Again in all cases the companies, agencies and Ministries are waiting for the demonstrations.

To date the following companies and governments have expressed interest in our technology. Those companies include: Exxon/Mobil (for system installations in:
Russia, Finland, Tajikistan, Uzbekistan, Ukraine, Yugoslavia, Macedonia, Moldavia, Serbia, Bosnia, Greece, Poland, Turkey and Hungary), Shell Oil, AMEX, Ravisz from Hungary and Polis LTD. from Bulgaria, CSAV from Hungary and Politenke (Italy and Germany). Those countries whose environmental ministries have expressed interest are: Italy, Bulgaria, Hungary and Russia.

Purchase Order Contracts of Sale have been signed for ten ECO2TM Environmental Systems in Italy and one in Hungary.

Licensing and Patents

Itec's technology is under license from Honeywell International Inc., and the U.S. Department of Energy. Honeywell has the right to grant a license to utilize the technology to one other entity, but has not done so. Currently, there are no other licensees of this technology.

Itec has received from the United States Patent and Trademark Office the Trademark name "ECO2" Reg No. 2,693,834.

Manufacturing

Itec uses Cool Clean Technologies, Inc to manufacture ECO2TM Systems. Cool Clean has arranged for manufacturing to take place at the facilities of Chart Industries, Inc in Burnsville, Minnesota, for ECO2TM Systems to be delivered in the United States, and the Czech Republic for ECO2TM Systems to be delivered in Europe.

Research and Development

Research and Development costs for year 2001 were $60,000; 2002 were $12,740; and estimates for 2003 are $185,000.

Competition

There are no competitors in the field of plastic cleaning process using CO2 as the cleaning agent. Honeywell has the right to issue only two license agreements for their technology and to date only one has been issued, and that is to Itec. The ECO2 cleaning system as compared to conventional methods has a more than 40% cost advantage in direct costs, a much lower overhead component due to reduced size and total capital costs are lower as well.

Employees

As of January 15, 2004, we employed seven persons, five of which were full time, including our President and Chief Financial Officer.

COMPANY WEBSITE

The current website for the Company is located at www.iteceg.com.


                                  RISK FACTORS

In addition to the other information in this Report on Form 10-KSB/A the following risk factors should be considered carefully in evaluating the Company and its business. If any of the following risks actually occur, our business, operating results and financial condition could be harmed and the value of our stock could go down. This means you could lose all or a part of your investment.

RISKS RELATED TO OUR BUSINESS:

WE HAVE HAD LOSSES SINCE OUR INCEPTION. WE EXPECT LOSSES TO CONTINUE IN THE FUTURE AND THERE IS A RISK WE MAY NEVER BECOME PROFITABLE.

We have incurred losses and experienced negative operating cash flow since we acquired our operating business. For our fiscal years ended December 31, 2002 and 2001, we had a net loss of ($2,563,732) and ($2,416,875), respectively. We expect to continue to incur significant operating expenses as we maintain our current line of systems and continue research and development toward new advance systems. Our operating expenses have been and are expected to continue to outpace revenues and result in significant losses in the near term. We may never be able to reduce these losses, which will require us to seek additional debt or equity financing. If such financing is available, of which there can be no assurance, you may experience significant additional dilution.

OUR INDEPENDENT AUDITORS HAVE EXPRESSED DOUBT ABOUT OUR ABILITY TO CONTINUE AS A GOING CONCERN, WHICH MAY HINDER OUR ABILITY TO OBTAIN FUTURE FINANCING.

Henry Schiffer, CPA, An Accountancy Corporation, in his independent auditor's report dated December 31, 2002 has expressed "substantial doubt" as to our ability to continue as a going concern based on significant operating losses that we incurred. Our consolidated financial statements do not include any adjustments that might result from the outcome of that uncertainty. The going concern qualification is also described in note 2 of the notes to the consolidated financial statements. As a result of the going concern qualification, we may find it much more difficult to obtain financing in the future, if required. Further, any financing we do obtain may be on less favorable terms.

WE OPERATE OUR BUSINESS IN ONE GEOGRAPHIC LOCATION AND THIS CONCENTRATION OF OPERATIONS RESULTS IN AN ASSOCIATED RISK TO OUR OPERATIONS AND SALES.

We operate our business principally in Italy. The potential for severe financial impact can result from negative effects of economic conditions within the markets or geographic areas. Since our business is principally in one area, this concentration of operations results in an associated risk and uncertainty to our operations and sales.

WE HAVE A FEW PROPRIETARY RIGHTS, THE LACK OF WHICH MAY MAKE IT EASIER FOR OUR COMPETITORS TO COMPETE AGAINST US.

We have licensed our technology from Honeywell, Inc. This license expires in 2005 and may be terminated by Honeywell upon default by us after 60 days written notice. Although we are current with the payments required under this agreement, Honeywell is free to license the technology to one other person or entity without any restrictions on its use. Such person or entity may develop systems or technologies which compete directly with our systems which may place us at a competitive disadvantage.

OUR FAILURE TO SELL, MARKET AND DISTRIBUTE OUR SYSTEMS COULD CAUSE US TO LOSE REVENUE AND HARM OUR COMPETITIVE POSITION.

We have limited sales, marketing and distribution expertise and capabilities. Establishing and maintaining sales, marketing and distribution expertise and capabilities may require significant expenses including additions to personnel. There can be no assurance that we will have sufficient capital resources necessary to expand our sales, marketing and distribution expertise and capabilities, and that even if such resources are available, that we will be successful in doing so. We have targeted a significant portion of its marketing efforts outside the United States, primarily in Europe. If we are unable to establish and maintain significant sales, marketing and distribution efforts either internally or through arrangements with third parties, we could lose revenue and our business, financial condition and results of operations may be materially adversely affected.

OUR SUCCESS IS DEPENDENT UPON COOL CLEAN TO MANUFACTURE OUR SYSTEM AND THE LOSS OF THIS MANUFACTURER COULD SLOW OR STOP PRODUCTION OF OUR SYSTEM AND IMPAIR OUR ABILITY TO GENERATE REVENUES.

Through the end of our fiscal year ended December 31, 2002, we relied upon arrangements with Cool Clean to manufacture our system. As of December 31, 2002, four prototype (Gen-1) and one Generation 2 systems had been produced by Cool Clean. We are now reliant upon Cool Clean, a private company managed by current and former executives of Chart, to produce our systems. We do not have any written agreement with Cool Clean. Our success is dependent upon Cool Clean to manufacture our system and the loss of this manufacturer could slow or stop production of our system and impair our ability to generate revenues.

WE NEED TO RAISE ADDITIONAL FUNDS FOR OUR OPERATIONS AND IF WE ARE UNABLE TO SECURE SUCH FINANCING, WE MAY NOT BE ABLE TO SUPPORT OUR OPERATIONS.

We have not established a limit as to the amount of debt we may incur nor have we adopted a ratio of our equity to a debt allowance. If we need to obtain additional financing, there is no assurance that financing will be available from any source, that it will be available on terms acceptable to us, or that any future offering of securities will be successful. If additional funds are raised through the issuance of equity securities, there may be a significant dilution in the value of our outstanding common stock. Our business, financial condition and results of operations could suffer adverse consequences if we are unable to obtain additional capital when needed.

RISKS RELATING TO OUR COMMON STOCK:

OUR COMMON STOCK IS SUBJECT TO THE "PENNY STOCK" RULES OF THE SEC AND THE TRADING MARKET IN OUR SECURITIES IS LIMITED, WHICH MAKES TRANSACTIONS IN OUR STOCK CUMBERSOME AND MAY REDUCE THE VALUE OF AN INVESTMENT IN OUR STOCK.

The Securities and Exchange Commission (the "Commission") has adopted Rule 15g-9 which establishes the definition of a "penny stock," for the purposes relevant to us, as any equity security that has a market price of less than $5.00 per share or with an exercise price of less than $5.00 per share, subject to certain exceptions. For any transaction involving a penny stock, unless exempt, the rules require: (i) that a broker or dealer approve a person's account for transactions in penny stocks; and (ii) the broker or dealer receive from the investor a written agreement to the transaction, setting forth the identity and quantity of the penny stock to be purchased. In order to approve a person's account for transactions in penny stocks, the broker or dealer must (i) obtain financial information and investment experience objectives of the person; and
(ii) make a reasonable determination that the transactions in penny stocks are suitable for that person and the person has sufficient knowledge and experience in financial matters to be capable of evaluating the risks of transactions in penny stocks. The broker or dealer must also deliver, prior to any transaction in a penny stock, a disclosure schedule prepared by the Commission relating to the penny stock market, which, in highlight form, (i) sets forth the basis on which the broker or dealer made the suitability determination; and (ii) that the broker or dealer received a signed, written agreement from the investor prior to the transaction. Disclosure also has to be made about the risks of investing in penny stocks in both public offerings and in secondary trading and about the commissions payable to both the broker-dealer and the registered representative, current quotations for the securities and the rights and remedies available to an investor in cases of fraud in penny stock transactions. Finally, monthly statements have to be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks.

OUR SECURITIES ARE THINLY TRADED AND THE LIMITED LIQUIDITY IN OUR SECURITIES COULD RESULT IN A DECREASE IN THE PRICE OF OUR SHARES.

The trading market price of our common stock may decline below its current price. Our common stock is currently very thinly traded on Over-The-Counter-Bulletin Board. The following is a chart of our average daily and weekly trading volume:

                               Jan 1, 2002 to Dec 31, 2002
                               -----------------------------
Average Weekly Volume:                   164,180
Average Daily Volume:                     32,836

An active public market for our common stock may not develop or be sustained during or after this offering. The additional shares made available for sale in the market as a result of this offering may depress the price of our common stock.

POTENTIAL ADVERSE EFFEDT OF ISSUANCE OF PREFERRED STOCK

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

As of December 31, 2002 Itec had revenue of $24,000, a stockholders deficit of $2,561,148, an accumulated deficit of $6,394,555 and a working capital deficit of $795,847.

Itec recognized its first revenue in the last quarter of 2002 form the sale of granulators. The granulators sold by Itec are part of the collection process organized under the State of California's Integrated Waste Management Board effort to reduce the number and amount of used oil containers being sent to land fills.

Expenses for the year are grouped in six primary areas: Professional Fees & Consulting $1,134,000; Payroll $498,000; Sales & Marketing $198,000; Interest $175,000; R & D $150,000; G&A $355,000.

We do not have sufficient cash or lines of credit for the next twelve months but are in the process of raising funds. We expect to have sufficient cash or lines of credit to satisfy our needs for the twelve months ending December 31, 2003. There is no guaranty, however, that efforts will result in Itec raising sufficient capital or any capital or additional financing.

Our plans for the next twelve months are two-fold. The first is to continue marketing and selling the ECO2TM Environmental System on a world wide basis. The second is opening a plastic recycling plant in Stanislaus County, California.

Orders for ten Gen-2 ECO2TM Environmental Systems to be delivered in Italy were signed in 2002 and delivery was to start in the first quarter of 2003. The first Gen-2 ECO2 system for Italy was delivered in January 2003 and is in final testing phase with expectations of being fully operational. Upon conformation of this first system's operational status the equipment for the remaining systems will be delivered and assembled in Italy for delivery to customers. Over the next twelve months Itec's plans for Italy are to have delivered an additional three mobile Gen-2 ECO2 systems. The timetable for this second phase is the second quarter 2003 for these remaining three units. The remaining six orders will be delivered in 2004.

Financing for the current ECO2TM Environmental Systems customers in Italy will be secured through IG-Sviluppo Italia s.p.a., the Treasury Agency of Italy. The loan guarantee is provided through the Treasury Agency of Italy to the "startup" Italian Company and not paid or assignable to Itec. Future Itec customers may apply for this government loan program and will be evaluated on the business plan and financials that they submit to the Italian Agency at that time. Itec's first "Italian startup" customer is OPT International, srl. of Paliano, Italy.

The following chart names our customers, describes the status of the ordered products, and describes the estimated time of delivery:


                CUSTOMERS FROM THE IG       Status of Project   Estimated Date      Estimated       Deposit
                                                 with IG        of Completion       Delivery         Paid
                                                                 IG Process         of System
OPT International / Massimo Mari                Approved
     Loc. Paduni snc.
     03012 Anagni (FR) Italy
    System 1                                                                         Delivered       $ 40,000
    System 2                                                                         7 Months

V2&M Plastic srl / Pasquale Vella            95% Complete         4 Months
    Via Vivaldi n. 59
    81100 Caserta Italy
    System 1                                                                        10 Months       $ 40,000
    System 2                                                                        16 Months       $ 40,000

E-bios sas / Alberto Mazza                    90% Complete         8 Months
Via Nocelle, 69
80128 Napoli Italy
    System 1                                                                        14 Months
    System 2                                                                        20 Months

Ecotruck srl / Giuseppe Cuscuna               80% Complete         9 Months
     Ecotruck srl Via Cisterna, 3
     89844 Nicotera (V) Italy
    System 1                                                                        15 Months
    System 2                                                                        21 Months

CM Cleaning srl / Carlo Mastrominico          50% Complete         12 Months
     Via Aldo Moro, 31
     San Cipriano D' Avers
     System 1                                                                       18 Months       $ 40,000
     System 2                                                                       24 Months       $ 40,000
                 NON IG CUSTOMER

EnviroPlastic-Hungary                        Waiting for
    Istvan Kiraig UT 32                      Demonstration
    529 Zhalombatta H2440 Hungary            in Italy
    System 1                                                                         9 Months       $ 75,000


                                                                                                    $275,000

There are pending orders for six mobile/portable ECO2TM Environmental Systems for delivery during calendar year 2004.

In Italy Itec will be selling the ECO2 system and provide training to the operators of the system. Itec is providing additional services to the buyers of the ECO2 system that include selling their recycled plastic to H. Muehlstein via Itec's supply agreement. Itec also provides a maintenance and equipment upgrade program to the buyers of the ECO2 system.

Itec has entered into negotiations with certain note holders who are due a total of $815,231. The $815,231 dollars are notes payable to 19 Italian investors ranging from $5,422 to $122,773. Most are also business owners or partners in companies that have signed purchase orders for equipment being sold by Itec. During 2003, $98,578 of the notes payable have reclassified from debt to revenue and $270,190 reclassified from notes payable to deferred revenue. An additional $200,917 may be reclassified from deferred revenue to revenue in early 2004. The balance of $245,546 may be reclassified to revenue during 2005. However, no assurances can be given in this regard, to future activity.

The note holders are also customers of Itec to purchase ECO2 systems who have signed purchase orders. Knowing that the research and development schedule could last many months or years, Itec suggested that they instead receive a note receivable from Itec at a rate of 5% per annum until Itec was prepared to deliver their order for an ECO2 system. So instead of simply placing their deposits for systems in a deferred revenue account, Itec is showing this as a note payable. During 2003, Itec started its delivery process, these various notes are being converted to deferred revenue as the customers system moves through the assembly process. Then upon deliver and acceptance of the ECO2 system in Italy, Itec will then transfer the deferred revenue asset and recognize the revenue from the sale.

Concurrently in the United States, Itec plans to both sell the ECO2 Environmental System and in California operate a full scale recycling plant. We have signed a two year lease on a 6,900 sq ft building and have purchased or leased all equipment necessary for the plastic recycling test plant in California. The recycling pilot plant opened for operations in June 2003 and is located in Oakdale, CA. with two full time employees being hired for this operation.

We currently have contacts in place for all needed raw product and we are seeking additional sources of product for future growth. Green Flame Services has provided a "letter of intent" to supply "Oil Contaminated Plastic" to Itec in addition to our own collection program. The Green Flame agreement is for a period of one (1) year.

Itec has sold and continues to market 3 different sizes of Granulators to Cities, Counties and private businesses throughout California. As part of our sales of granulators, Itec collects $125 per drum of ground oil containers from these locations. Green Flame Services will service each of these accounts and Itec will pay $75 ($25 freight and $50 customer service) for each drum delivered to Itec by Green Flame Services from these locations that have purchased Granulators from Itec, resulting in a net to Itec of $50 per drum.

Green Flame Services has built 2 mobile granulating systems and is signing up accounts that Green Flame Services will service. This is when the volume of contaminated oil containers are not sufficient to warrant these customers (cities, counties or private industry) to purchase granulators from Itec. In this program Green Flame Services is collecting the fee from the City or County from their State of California "Opportunity" or "Block" Grants distributed to them by the California Intergraded Waste Management Board ("CIWMB").

Funds for these types of grants come from the Oil Recycling Fund that is administered by CIWMB. The only "material termination" clauses are in the event the product is contaminated with foreign matter or water.

We have a "letter of intent" from H. Muehlstein, Inc. to sell all High Density Poly Ethylene Frac Melt Reproproduced and processed once production starts. The non-industry term for this type of plastic is plastic pellet. This agreement is for a period of one (1) year and is priced at the market price. There are no "Material Termination" clauses.

Itec is in negotiations to lease a larger building to install a full production recycling operation in Stanislaus County, California. It is a five year lease with a five year option. It has a sliding scale rent structure starting at $3,000 per month and reaching $18,730 in month 9, with CPI increases on an annual basis. This lease would be for a 55,000 sq ft steel frame building in a heavy industrial complex, it would include approximately 3,500 sq ft of office space. All infrastructure including rail sidings are in place. Plans are to have this larger building leased by 31 January. Installation of equipment will take three months with the first testing of systems in April 2004. After completion of testing of the systems, the start-up operational phase with take an additional two months. Employment would ramp up with the new recycling plant starting with four new employees, then adding an additional 18 employees. Itec will utilitize both buildings, continuing to use current location as our corporate offices and as a testing and research facility.

The following chart provides details of our milestones in our business plan and timeline for reaching these milestones.

                                     Months to
Task required                         Complete   In Month     Cost     Completed
-------------                        ---------   --------    --------  ---------
Receive Approval of Funding
Negotiate lease                           1           4                    Yes
     Deposit required                                        $ 55,000
Permit Process                                        0                    Yes
     One Permit Necessary -
       Air Quality                                                         Yes
Engineering                               2           5      $ 50,000      25%
Electrical Installation                   1           7      $ 25,000      No
Order Equipment & Pay 20% Deposit                     7      $ 83,688      No
       Equipment Progress Payments
Equipment Cost Progress Payment                       8      $167,377      No
Balance of Equipment Payment                          9      $167,377      No
Installation of Equipment                 2          10      $ 75,000      No
COD Purchases                                        10      $ 12,500      No
--------------------------------------------------------------------------------
Total Cost                                                   $635,942
Start Production                                     10

We do not have sufficient cash or lines of credit to fund operations for the next 12 months. Itec is in negotiations to secure a bank line of credit via a commercial bank at this time and that will fund the balance of the year.

Cash needs for the next twelve months are as follows: Sales and marketing $445,000 this is to fund both the European office and our US activities, brochures and trade show meetings, advertising and promotions. Research and development $380,000 is comprised of continuing research and testing in the use of bio-solvents and their effect on the cleaning process, testing of all samples of plastic for residue after the CO2 process, developing additional suppliers and manufactures of the ECO2 system and related equipment. Capital projects $700,000 to start up the full scale recycling/processing plant in California. General working capital needs are $780,000 for general office expenses, payroll and benefits, legal and audit, increased inventory and business development projects.

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

Forward looking statements

This report contains certain forward-looking statements within the meaning of
Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended. Stockholders are cautioned that all forward-looking statements involve risks and uncertainty, including without limitation, our ability to expand our customer base, make strategic acquisitions, general market conditions, and competition and pricing. Although we believe the assumptions underlying the forward-looking statements contained herein are reasonable, any of the assumptions could be inaccurate, and therefore, there can be no assurance that the forward-looking statements contained in the report will prove to be accurate.

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

As of February 5, 2002 Schumacher & Associates, Inc. Certified Public Accountants, ("Schumacher") ceased to be the independent auditors for the Company. Such firm's reports on the financial statements of the Company for the past two years did not contain an adverse opinion or a disclaimer of opinion nor were such reports qualified or modified as to uncertainty, audit scope or accounting principals. The decision to change accountants was recommended by the Board of Directors of the Company and was made solely because of the Board's decision to relocate the principal operations of the Company to California.

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

Gary M. De Laurentiis, Chairman and CEO - Mr. DeLaurentiis has substantial business management and operating experience in the plastics recycling industry. He previously served as President of Fixcor Industries International and its wholly-owned subsidiary, Pallet Technology, from 1997 - 1999. In this role he supervised the construction of and managed operations of plastic recycling and pallet manufacturing operations in Ohio and Florida. Fixcor Industries is a plastic recycling company. It purchased post consumer plastic on the open market from plastic brokers, cleaned the plastic, palletized the plastic flake and sold the pellets to manufactures. Mr. De Laurentiis' background includes the founding and executive management of manufacturing companies engaged in electronics, recycling and plastics molding. The following is a list of positions he has held since 1974:

1974 to 1980 President, Pure Research, Inc.       Electronics Mfg. Co.
1980 to 1984 President, SECOM Corp.               R & D Electronics Mfg.
1986 to 1988 Vice President, Plastics II          Injection Molding Co.
1987 to 1992 President, RPX Resins, Inc.          Plastic Recycling
1993 to 1995 President, ANEW Corp.                Plastic Recycling
1997 to 1999 President, Fixcor Industries Inc.    Plastic Recycling
1998 to 1999 President, Pallet Technology         Manufacturing Company
1998 to 1999 President, Fixcor Recovery Systems   R & D Recycling

 He has supervised the construction of two recycling plants in China and one plant in Mexico, all funded through government grants. Mr. De Laurentiis worked in China from 1987 thru 1992. He was the President of RPX Resins. As president of RPX he was responsible for all aspects of operations of RPX. RPX was originally formed to be a plastic broker sending export containers filled with post consumer plastic from the United States to China. In 1988 RPX formed a joint-venture with the local Chinese government in the Dongaun Region of the "Free Trade" zone in southern China. Mr. De Laurentiis worked in Mexico from 1993 to 1995. He was President of ANEW Corp. As president he was responsible for all aspects of operations of ANEW. ANEW was formed to research building a plastic recycling plant in Mexico. After 6 months and having permits granted in Encinada, Mexico, 60% of the company was sold to a group that included of the Government of the State of Compeche, Mexico. Beginning in late 1999 Mr. DeLaurentiis began the early development of the CO2 technology that would evolve into the firm Itec in March 2000.

Andrea G. Videtta, Vice President and Director - Mr. Andrea Videtta joined Itec 20 March, 2000 Mr. Videtta is currently the Director of the Center for Economic and Territorial Modification ("CESMET") in Naples, Italy. CESMET is a private company working with government and industry in city planning, economic development and environmental protection. Mr. Videtta has been with CESMET since 1988. Over the past 10 years, he has completed many management and research assignments focused on the regional development of Southern Italy. Mr. Videtta has also published books and articles on regional economic development. A native of Naples he holds a Degree in Architecture from the University of Naples and is fluent in Italian, Russian and English.

Lisa Ann Marie Fitzpatrick, Vice President and Director - Ms. Fitzpatrick is the former project manager for Fixcor Recovery Systems from1998 through 1999 where she managed the program of seeking and administering government grants. Fixcor Recovery Systems was the company that was working with the early development of CO2 Technology. In addition she has served as the Administrative Manager of Pallet Technology from 1998 - 1999,where she supervised customer service, order-entry and inventory control. Ms. Fitzpatrick joined Itec in March 2000. Ms. Fitzpatrick is the daughter of Mr. De Laurentiis.

John R. Murray, Director - Mr. Murray has over 40 years of experience in the Business and Operations Management of the Engineering, Manufacturing, Construction and Data Processing industries. In addition, as a Consultant, he has been associated with Mr. DeLaurentiis in the Planning and Development of Plastic Recycling and Plastic Manufacturing facilities in the USA and Africa. He has also served in a consultant capacity to the President of a large volume Foam Plastic manufacturer, World Plastics of Red Bank, NJ for a period of ten years from 1989-99 . . Prior to World Plastics he served as Assistant to the President of Temecon, Inc. of Bridgewater, NJ from 1980-89. He has an extensive background in the development and funding of both domestic and foreign operations that require Federal and Foreign government participation. He functions as a Special Assistant to Mr. DeLaurentiis for the development of Eastern operations for the company, as well as for the African continent.


Michael E. Hofmann, CFO, Director- Mr. Hofmann joined ITec in January of 2002 as CFO. He was formerly the CFO of eBioCare.com from Sept 1999 - May 2001 , a Silicon Valley startup that provided management and services for various chronic conditions using a Web based platform for back office, order entry and accounting services. eBioCare.com was a online retail pharmacy of products for chronic conditions (i.e. hemophilia, M.S., asthma). Mr. Hofmann joined eBioCare in Sept 1999. It was successfully sold to a New York State based NASDAQ firm in mid 2001. Prior to eBioCare, Mr. Hofmann work for the Robert Half International as an outside consultant from 1996 until 1999 before joining eBioCare. Robert Half International is the world's largest provider of accounting and financial personnel for temporary and contract periods. Concurrently, he worked with the United States Aid to International Development (USAID) a division of the United States of America, Department of State from 1991-97.Additionally, Mr. Hofmann has traveled extensively in Eastern Europe and Asia on various government and NGO assignments. Mr. Hofmann attended San Francisco State College majoring in Engineering.

The following is a list of the officers and directors of our wholly-owned subsidiary:

Gary M DeLaurentiis        58       Chairman and President
Andrea G. Videtta          45       Director
Lisa A. Fitzpartick        37       Director

Committees

The Board of Directors has an Audit Committee and a Compensation Committee. The primary function of the Audit Committee is to assist the Board of Directors in fulfilling its oversight responsibilities by reviewing (1) the financial information provided to shareholders and others, (2) systems of internal controls established by management and the Board of Directors and (3) the audit process. The primary function of the Compensation Committee is to establish and administer our executive compensation programs. Mr. John R. Murray is a member of both committees and is "independent" as that term is defined in Rule 4200(a)(14) of the National Association of Securities Dealers' listing standards. The Board of Directors believes that Mr. Murray qualifies as an "Audit Committee Financial Expert" as that term is defined by applicable SEC rules.

         (b) Compliance with Section 16(a) of the Exchange Act.

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

ITEM 10. EXECUTIVE COMPENSATION

The following tables set forth certain information regarding our CEO and each of our most highly-compensated executive officers whose total annual salary and bonus for the fiscal years ending December 31, 2002, 2001 and 2000 that exceeded $100,000:

                         SUMMARY COMPENSATION TABLE

                                    Annual Compensation       Long-term Compensation
                                --------------------------  ----------------------------------------------
                                                    Other   Restricted   Securities   LTIP      All
                       Fiscal     Salary    Bonus  Annual    Stock       Underlying   Payouts  Other
Name                    Year        $        $      Comp.                Options(#)     $     Compensation
-------------------    ---------  --------- ----   -----    ----------  -----------  -------- ------------
Gary M. DeLaurentiis   2002       140,000   $ -    $18,958              1,000,000             $ -
CEO                    2001        90,000            9,479
                       2000       133,200

Lisa Fitzpatrick       2002        52,500     -      -                     -                    -
V.P.                   2001             -     -      -
                       2000        45,472

Michael E. Hofmann     2002        72,000     -      -                    500,000               -
CFO

AGGREGATE OPTIONS EXERCISED DURING THE MOST RECENTLY COMPLETED FINANCIAL YEAR AND FINANCIAL YEAR-END OPTION VALUES.

The following table sets out information relating to options exercised by the above-referenced officers during the most recent financial year and the value of unexercised in-the-money options held by such person as of December 31, 2002:

                                                UNEXERCISED OPTIONS   VALUE OF UNEXERCISED IN-THE-
                    SECURITIES     AGGREGATE       AT FY-END (#)       MONEY OPTIONS AT FY-END($)
                   ACQUIRED ON      VALUE         EXERCISABLE/              EXERCISABLE/
  NAME             EXERCISE (#)    REALIZED($)    UNEXERCISABLE            UNEXERCISABLE (3)
--------------------------------------------------------------------------------------------------
Gary M.
DeLaurentiis        Nil            Nil           1,000,000/0 (1)               $ 0/$ 0
--------------------------------------------------------------------------------------------------
Michael E.
 Hofmann            Nil            Nil             500,000/0 (2)               $ 0/$ 0
--------------------------------------------------------------------------------------------------

(1) Represents presently exercisable options to purchase 1,000,000 shares of our common stock at $0.18 per share.

(2) Represents presently exercisable options to purchase 500,000 shares of our common stock at $0.18 per share.

(3) Assumes a fair market value of $ 0.06 per share of common stock, which was the average price for our common stock on 31 December 2002.

OPTIONS GRANTED DURING MOST RECENT FINANCIAL YEAR.

The following table sets out information relating to options granted during the most recent financial year to the above-referenced officers

                 SECURITIES     % OF TOTAL                        MARKET VALUE OF       EXPIRATION
                   UNDER          OPTIONS        EXERCISE PER   SECURITIES UNDERLYING      DATE
     NAME         OPTIONS       GRANTED TO        SECURITY     OPTIONS ON THE DATE OF
                  GRANTED      EMPLOYEES IN      ($/SECURITY)  THE GRANT ($/SECURITY)
                              FINANCIAL YEAR
---------------------------------------------------------------------------------------------------
Gary M.
DeLaurentiis      1,000,000        66.68%              (1)              $0.14            12/31/2007
---------------------------------------------------------------------------------------------------
Michael E.
Hofmann             500,000        33.32%              (2)              $0.14            12/31/2007
---------------------------------------------------------------------------------------------------

(1) Represents presently exercisable options to purchase 1,000,000_shares of our common stock at $0.18 per share.

(2) Represents presently exercisable options to purchase 500,000_shares of our common stock at $0.18 per share.

COMPENSATION OF DIRECTORS

We do not have any plans in place to compensate our directors.

Employment Agreements

Itec has no employment agreements with its officers. During the fiscal year ended December 31, 2002, Gary M. De Laurentiis was paid $140,000. Andrea G. Videtta was paid $0.00, Lisa A. Fitzpatrick was paid $52,500, and Michael E. Hofmann was paid $72,000. The officers and directors of Itec are reimbursed for expenses paid or incurred by them on behalf of Itec.

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

         10.2 Regulation S Stock Purchase Agreement dated December 20, 2001 (Incorporated by reference to Registrant's Annual Report on Form 10-KSB for year ended December 31, 2001)

         10.3 Beechport Capital Corp. 2002 Stock Plan dated May 1, 2002 (Incorporated by reference to Registrant's Form S-8 Registration Statement, File No. 333-87776)

         10.4 Beechport Capital Corp. 2002 Stock Plan dated October 29, 2002 (Incorporated by reference to Registrant's Form S-8 Registration Statement, File No. 333-100946)

         23.1	  Consent of Henry Schiffer, CPA

         31.1 Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

         31.2 Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

         32.1 Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

         32.2 Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

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

                                   Itec Environmental Group, Inc.
                                            (Registrant)


Dated: February 9, 2004             By: /s/ Gary M. De Laurentiis
                                      -------------------------
                                      Gary M. De Laurentiis
                                      Chief Executive Officer


Pursuant to the requirements of the Securities Exchange Act of 1934, this Report as amended has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

         Signature               Title                         Date

/s/ Gary M. De Laurentiis        Chief Executive Officer   February 9, 2004
-------------------------        and Director
Gary M. De Laurentiis


/S/ Michael E. Hofmann           Chief Financial Officer   February 9, 2004
------------------
Michael E. Hofmann


/s/ Andrea G. Videtta            Director                  February 9, 2004
-------------------------
Andrea G. Videtta


/s/ Lisa Ann Marie Fitzpatrick   Director                  February 9, 2004
------------------------------
Lisa Ann Marie Fitzpatrick


/s/ John R. Murray               Director                  February 9, 2004
-------------------------------
John R. Murray

                          INDEX TO FINANCIAL STATEMENTS

                         ITEC ENVIRONMENTAL GROUP, INC.
                          A Development Stage Company


FINANCIAL STATEMENTS - December 31, 2002 and 2001


REPORT OF INDEPENDENT ACCOUNTANTS                                      F-2

FINANCIAL STATEMENTS

      BALANCE SHEET                                                    F-3

      STATEMENTS OF INCOME                                             F-5

      STATEMENT OF STOCKHOLDERS' EQUITY                                F-6

      STATEMENTS OF CASH FLOWS                                         F-7

      NOTES TO FINANCIAL STATEMENTS                                F-8 to F-19

                REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANT

The Shareholders
ITEC ENVIRONMENTAL GROUP,INC
(A Development-Stage Company)


I have audited the accompanying consolidated balance sheet of ITEC ENVIRONMENTAL GROUP, INC (A Development-Stage Company) for the twelve months ending December 31, 2002 and 2001 and the related consolidated statements of income and changes in stockholders' equity, and cash flows for the period ended December 31, 2002 and 2001 in accordance with Statements on Auditing Standards issued by the American Institute of Certified Public Accountants. These financial statements are the responsibility of management. My responsibility is to express an opinion on these financial statements based on my audit. Other Auditors, whose report, dated April 3, 2001, expressed an opinion on these financial statements, audited the financial statements of Itec for the period from inception on March 28, 2000 through December 31 2000. The financial statements for the period from inception on March 28, 2000 through December 31 2002 reflect a loss of $6,394,556 of the total net loss from inception. The other auditors' report has been furnished to us, and my opinion, insofar as it relates to the amounts included for such prior periods, is based solely on the report of the other auditors.

I conducted my audit in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audits provide a reasonable basis for my opinion.

In my opinion, the consolidated financial statements for the twelve months ended December 31, 2002 and 2001 present fairly, the consolidated financial position of ITEC ENVIRONMENTAL GROUP, INC., (a development stage company), and the results of its consolidated operations, stockholders' equity and cash flows for the years then ended in conformity with generally accepted accounting principles consistently applied.

The accompanying consolidated financial statements have been prepared assuming that the company will continue as a going concern. As discussed in the Notes to the consolidated financial statements, the Company has sustained losses from initial startup costs and has a lack of substantial capital that raises substantial doubt about its ability to continue as a going concern. Management plans to pursue financing arrangements and aggressive sales of equipment to remedy the capital and loss circumstances. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Henry Schiffer, CPA
-----------------------
Henry Schiffer, CPA
An Accountancy Corporation

Beverly Hills, California
March 28, 2003

                  ITEC ENVIRONMENTAL GROUP, INC. AND SUBSIDIARY
                           A DEVELOPMENT STAGE COMPANY
                           CONSOLIDATED BALANCE SHEETS


                                                     DECEMBER 31,   DECEMBER 31,
                                                        2002           2001
                                                     -----------    -----------
                ASSETS
Current Assets
        Cash and cash equivalents                    $       393    $     4,253
        Accounts Receivable (net)                         14,828         36,951
        Inventory                                        221,434
        Employee Advance                                   8,000              0
                                                     -----------    -----------
                Total current assets                     244,655         41,204
Fixed Assets
        Furniture and equipment net of
        Depreciation of $3,321-2001, 13,675-2002         123,220         11,959
                                                     -----------    -----------
                Total fixed assets                       123,220         11,959
Other Assets
        License Fee                                       25,000         35,000
        Note Receivable-President                        236,973        236,973
        Allowance for doubtful notes                    (121,480)      (168,814)
        Deposits                                           5,153
        Prepaid Expenses                                  10,472
        Other-(Misc.)                                     40,589          7,565
                                                     -----------    -----------
                Total other assets                       196,707        110,724
                                                     -----------    -----------
                Total Assets                         $   564,584     $  163,887
                                                     ===========    ===========



See accompanying notes to financial statements.

                 ITEC ENVIRONMENTAL GROUP, INC. AND SUBSIDIARY
                          A DEVELOPMENT STAGE COMPANY
                           CONSOLIDATED BALANCE SHEETS, Continued


                                                     DECEMBER 31,   DECEMBER 31,
                                                        2002           2001
                                                     -----------    -----------
                LIABILITIES & STOCKHOLDERS' (DEFICIT)
Current Liabilities
        Accounts Payable                             $   782,995    $   524,120
        Accrued Liabilities                              112,449        122,419
                                                     -----------    -----------
                Total Current Liabilities                895,444        646,539
Other Liabilities
        Note Payable G M A                             1,100,000      1,100,000
        Note Payable Italian Investors                   815,230        815,230
        Deferred Revenue                                 170,000        129,875
        Other                                            145,058          -
                                                     -----------    -----------
                Total Other Liabilities                2,230,288      2,045,105
                                                     -----------    -----------
                Total Liabilities                      3,125,732      2,691,644
                                                     -----------    -----------

Stockholders' (Deficit)
        Preferred Stock, $0.001 par value,
          10,000,000 shares authorized                         0
        Common Stock, $0.001 par value
          750,000,000 shares authorized
          41,997,068 outstanding at 12/31/02             254,715        191,688
        Paid In Capital                                3,578,693      1,111,380
        (Deficit) accumulated during
          Development stage                           (6,394,556)    (3,830,824)
                                                     -----------    -----------
                Total Stockholders' Deficit           (2,561,148)    (2,527,755)
                                                     -----------    -----------
                Total Liabilities & Stockholders'
                   Deficit                           $   564,584    $   163,887
                                                     ===========    ===========




See accompanying notes to financial statements.

                  ITEC ENVIRONMENTAL GROUP, INC. AND SUBSIDIARY
                           A DEVELOPMENT STAGE COMPANY
                        CONSOLIDATED STATEMENT OF INCOME
                            AND COMPREHENSIVE INCOME
                                                                       For the period
                                                                       from Inception
                                            12 MONTHS ENDED           (March 28, 2000)
                                      --------------------------          through
                                      DECEMBER 31,      DECEMBER 31,    DECEMBER 31,
                                         2002              2001             2002
                                      -----------       -----------     ------------
Revenues                              $    24,048       $         -    $      24,048
Interest Income                             -
                                      -----------       -----------     ------------
        Total Income                       24,048                 0           24,048

Cost of Goods                              16,706                             16,706

Gross Profit                                7,342                              7,342

Operating Expenses
    Consulting Fees                       921,350         1,416,704        2,458,054
    Advertising                             1,087            30,360           31,447
    Auto expense                               44             1,273            1,317
    Payroll                               498,324           268,867        1,062,476
    International Contract Expenses       118,346           192,387          310,733
    Professional Fees                     213,557            98,859          578,621
    Research and Development               12,740            60,000          111,740
    Travel & Entertainment                 80,154            77,494          378,208
    Engineering                           137,563            66,569          204,132
    Telephone                              32,510            31,978           64,488
    Insurance                              13,277            27,451           50,881
    Rent / Utilities                        5,286            21,964           29,250
    Depreciation & Amortization            18,082            18,322           36,404
    Bad Debt                                                                 168,815
    Licenses and Permits                      503               365              868
    Other-(Misc.)                          88,276            22,678          165,333
    Interest Expense                      237,001            73,650          350,203
    Debt Placement Cost                   192,834                -           392,834
    Currency Conversion Net Loss              140             5,954            6,094
                                      -----------       -----------      -----------
        Total Operating Expenses        2,571,074         2,416,875       6,401,898

         Total Net Income (Loss)      $(2,563,732)      $(2,416,875)    $(6,394,556)
                                      ===========       ===========     ============

Shares Outstanding                     41,997,068        12,692,000
EPS                                   $    (0.061)      $    (0.190)
Fully Diluted                         $    (0.058)      $    (0.190)

See accompanying notes to financial statements.

                  ITEC ENVIRONMENTAL GROUP, INC. AND SUBSIDIARY
                           A DEVELOPMENT STAGE COMPANY
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                     FOR THE PERIOD ENDED DECEMBER 31, 2002


                                   ADDITIONAL
                                   NO. OF COMMON     STOCK      PAID-IN      ACCUMULATED
                                   STOCK SHARES      AMOUNT     CAPITAL        DEFICIT        TOTAL
                                   -------------------------------------------------------------------
Balance at December 31, 2000          6,651,987       1,000           -     $(1,413,949)   $(1,412,949)

Net Loss for the period ended
   December 31, 2001                                                         (2,416,875)    (2,416,875)

Common Stock issued reorganization
    May, 2001                         3,348,013     190,688        13,600                      204,288

Common Stock issued for services
    December 31, 2001                 2,692,000                 1,097,780                    1,097,780

Balance at December 31, 2001         12,692,000     191,688     1,111,380    (3,830,824)    (2,527,756)

Net Loss for the period ended
   December 31, 2002                                                         (2,563,732)    (2,563,732)

Common Stock issued for service
    December 31,  2002                6,200,000       6,200       993,768                      999,968

Common Stock issued for debt
    December 31, 2002                23,105,068      56,827     1,473,545                    1,530,372
                                   -------------------------------------------------------------------

Balance at December 31, 2002         41,997,068    $254,715    $3,578,693   $(6,394,556)   $(2,561,148)
                                   ===================================================================



See accompanying notes to financial statements.

                  ITEC ENVIRONMENTAL GROUP, INC. AND SUBSIDIARY
                           A DEVELOPMENT STAGE COMPANY
                             STATEMENT OF CASH FLOWS

                                                                                          For the period
                                                                                          from Inception
                                                               12 MONTHS ENDED           (March 28, 2000)
                                                           --------------------------        through
                                                           DECEMBER 31,    DECEMBER 31,    DECEMBER 31,
                                                              2002            2001             2002
                                                           -----------     -----------   ---------------
CASH FLOWS FROM OPERATING ACTIVITIES
    Net Income (Loss)                                      $(2,563,732)    $(2,416,875)  $(6,394,556)
        Adjustments to reconcile net income
        (loss) to net cash (used in)
        provided by operating activities:
         Common stock issued for fees and services           1,440,740       1,061,250     2,501,990
         Increase/Decrease in Accounts Receivable               90,281         (90,109)      168,987
         Increase/Decrease in Inventory                       (221,434)                     (221,434)
         Increase/Decrease in Prepaid Expenses                 (10,472)         65,504        55,032
         Increase/Decrease in Other Assets                        (435)         (7,565)       82,450
         Increase/Decrease in Accounts Payable              (1,029,422)       (734,013)   (1,700,335)
         Increase/Decrease in Accrued Liabilities               43,928         177,147       221,075
         Increase/Decrease in Deferred Revenue                  40,125         124,848       164,973
                                                           -----------     -----------    -----------
    Net cash (used in) provided by operating activities     (2,294,502)     (1,735,732)   (5,121,818)
                                                           -----------     -----------    -----------
CASH FLOWS FROM INVESTING ACTIVITIES
         P P & E                                              (111,261)        (11,959)     (123,220)
         License Fee                                            10,000          (1,667)        8,333
         Deposits                                               (5,154)                       (5,154)
         Notes Receivable                                     (133,283)                    1,241,378
                                                           -----------     -----------    -----------
Net cash used in investing activities                         (239,698)        (13,626)    1,121,337
                                                           -----------     -----------    -----------
CASH FLOWS FROM FINANCING ACTIVITIES
        Issuance of common stock                                63,027                        64,027
        Additional Paid In Capital                           2,467,312       1,097,780     3,565,092
        Note payable                                                           371,754       371,754
                                                           -----------     -----------    -----------
    Net cash (used in) provided by financing activities      2,530,339       1,469,534     4,000,873
                                                           -----------     -----------    -----------
    Net increase in cash                                                           -             393

    Net decrease in cash                                        (3,861)       (279,824)

    Cash, beginning of period                                    4,253         284,077           0
                                                           -----------     -----------  -------------

    Cash, end of period                                    $       393     $     4,253   $       393
                                                           ===========     ===========   ============

See accompanying notes to financial statements.

                  ITEC ENVIRONMENTAL GROUP, INC AND SUBSIDIARYS
                          (A Development-Stage Company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2002

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

     (b)  Per Share Information
          ---------------------

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

     (c)  Furniture and Equipment
          -----------------------

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

     (d)  Revenue and Expense Recognition
          -------------------------------

As of December 31, 2002, the Company had revenue of $24,000. The Company intends to recognize revenues from sales of equipment upon delivery as per SAB 101.

Amounts billed in advance of the period in which a service is rendered or a product is delivered are recorded as a liability under "Deferred Revenue". At December 31, 2002, deferred revenue totaled $170,000 for the sale of ECO2 systems not yet shipped.

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

     (g)  Allowance for Doubtful Accounts
          -------------------------------

An allowance for doubtful accounts is provided to reflect potential uncollectible receivables. Provision for doubtful accounts at December 31, 2002 is $186,605 of which $121,480 is for a note receivable from an officer stockholder without adequate collateral.

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

     (j)  Goodwill and Intangible Assets
          -----------------------------

The Company adopted SFAS No. 142, "Goodwill and Other Intangible Assets," which requires that goodwill and intangible assets with indefinite lives no longer be amortized but rather be reviewed annually, or more frequently if impairment indicators arise, for impairment. Separable intangible assets that are not deemed to have an indefinite life will continue to be amortized over their useful lives. In assessing the recoverability of the Company's goodwill and intangibles, the Company must make assumptions regarding estimating the fair value of the respective assets. If these estimates or assumptions change in the future, the Company may need to record an impairment charge for these assets. An impairment charge would reduce operating income in the period it was determined that the charge was needed.

     (k) Deferred Tax Assets
         -------------------

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

Since its inception, Itec has an accumulated loss of $6,394,555 for income tax purposes, which can be used to offset future taxable income through 2021. The potential tax benefit of this loss is estimated as follows:

            2001 Net Operating Loss Carryforward      $  3,830,823
            2002 Net Operating Loss                      2,563,732
                                                      ------------
            2002 Net Operating Loss Carryforward      $  6,394,555

          Future tax benefit based on 35% Federal     $  2,238,094
          Valuation allowance                           (2,238,094)
                                                      ------------
          Net tax benefit                             $          0
                                                      ============

As of December 31, 2002, no deferred tax assets or liabilities are recorded in the accompanying financial statements.


     (l) Development Stage Company
         ------------------------

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

         ------------------------------------------

In July 2001, the FASB issued SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead be tested for impairment at least annually in accordance with the provisions of SFAS No. 142. SFAS No. 142 also requires that intangible assets with definite useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of. Goodwill and other intangible assets acquired in business combinations completed before July 1, 2001 are amortized until the adoption of SFAS No. 142, after which only intangible assets with definite useful lives will continue to be amortized. Our adoption of SFAS No. 142 effective on October 1, 2002 did not result in a transitional impairment charge, change of useful lives or residual values of intangible assets acquired, or the reclassification of existing intangible assets to conform with new classification criteria in SFAS No. 141. We will perform an annual goodwill impairment test during the fourth quarter of each fiscal year. There can be no assurance that at the time the test is completed an impairment charge may not be recorded.

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

On April 25, 2001, Honeywell revised the payment schedule to reflect the updated delivery schedule so that the previous December 1, 2001 payment is now due May 30, 2002 and the final payment due December 31, 2003. As of March 31, 2002, the $16,667 paid and the additional $33,333 accrued have been accounted for as prepaid expenses based upon the revised agreement whereby these amounts apply only upon shipment of the first equipment systems. The amounts are not refundable and will be expensed upon shipment. This agreement shall automatically renew for additional one-year periods after the end of the initial five-year term unless written notice is given by either party of its intent to terminate the agreement. Honeywell may terminate this agreement in the event of bankruptcy or insolvency of the Company, an assignment for the benefit of creditors of the Company, the nationalization of the industry which encompasses any products or services, any suspension of payments under the terms of the agreement by government regulation, the Company's failure to commence manufacture of the agreement, a substantial change in ownership of the Company (whether resulting from merger, acquisition, consolidation or otherwise), another company or person acquiring control of the Company, or the existence of a state of war between the United States and any country where the Company has a license to manufacture products of services. In addition, if either party to the agreement defaults for any reason in any of the obligations under the terms of the agreement, the other party will have the right to terminate the agreement by giving at least 60 days written notice.

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

The $50,000 license fee is recorded as an intangible asset and is being amortized over the five-year initial term of the license agreement on a straight-line basis. Management's policy with respect to long-lived assets, including intangible assets, is to periodically review the carrying amounts, at least annually, to determine if there is any impairment in the carrying value. As of December 31, 2002, management believes that there is no impairment in the carrying value of any of its long-lived assets.


NOTE 8 -  RECEIVABLE RELATED PARTY

On July 5, 2000 the Company's Board of Directors approved and authorized the Company to make a loan of $250,000 to the Company's President. The loan, according to the minutes of the Board meeting, is interest only for ten years with the total principal due at the end of ten years. Interest of $9,479 and $18,958 has been waived in the years ended December 31, 2001 and 2002 respectively by the board of directors. As of December 31, 2002, $236,973 was advanced on the loan.


NOTE 9 - AGREEMENT

The Company has entered into an agreement with Cesmet Laboratories SRL, an Italian company for a cooperative effort in development of the General Plastic Development Program (GPDP) and the oversight of Itec's Italian operations. The fees for this agreement are on a time and expense basis billed monthly. A director of the Company is a 50% owner of Cesmet Laboratories, SRL.


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