Form 10KSB/A
period 2002-12-31
ITEC ENVIRONMENTAL GROUP INC
filed 2004-02-27
CIK 855372

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                 FORM 10-KSB/A
                                 AMENDMENT NO. 3

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

This Amendment No. 3 is filed solely to correct typographical errors on the Statement of Cash Flows, page F-7. All other items remain unchanged from Amendment No. 2, filed February 9, 2004.

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

         23.1	  Consent of Henry Schiffer, CPA*

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

                                   Itec Environmental Group, Inc.
                                            (Registrant)


Dated: February 26, 2004           By: /s/ Gary M. De Laurentiis
                                      -------------------------
                                      Gary M. De Laurentiis
                                      Chief Executive Officer


Pursuant to the requirements of the Securities Exchange Act of 1934, this Report as amended has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

         Signature               Title                         Date

/s/ Gary M. De Laurentiis        Chief Executive Officer   February 26, 2004
-------------------------        and Director
Gary M. De Laurentiis


/S/ Michael E. Hofmann           Chief Financial Officer   February 26, 2004
------------------
Michael E. Hofmann


/s/ Andrea G. Videtta            Director                  February 26, 2004
-------------------------
Andrea G. Videtta


/s/ Lisa Ann Marie Fitzpatrick   Director                  February 26, 2004
------------------------------
Lisa Ann Marie Fitzpatrick


/s/ John R. Murray               Director                  February 26, 2004
-------------------------------
John R. Murray

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

                  ITEC ENVIRONMENTAL GROUP, INC. AND SUBSIDIARY
                           A DEVELOPMENT STAGE COMPANY
                             STATEMENT OF CASH FLOWS

                                                                                          For the period
                                                                                          from Inception
                                                               12 MONTHS ENDED           (March 28, 2000)
                                                           --------------------------        through
                                                           DECEMBER 31,    DECEMBER 31,    DECEMBER 31,
                                                              2002            2001             2002
                                                           -----------     -----------   ---------------
CASH FLOWS FROM OPERATING ACTIVITIES
    Net Income (Loss)                                      $(2,563,732)    $(2,416,875)  $(6,394,556)
        Adjustments to reconcile net income
        (loss) to net cash (used in)
        provided by operating activities:
         Common stock issued for fees and services           1,061,250       1,440,740     2,501,990
         Increase/Decrease in Accounts Receivable               90,281         (90,109)      168,987
         Increase/Decrease in Inventory                       (221,434)                     (221,434)
         Increase/Decrease in Prepaid Expenses                 (10,472)         65,504        55,032
         Increase/Decrease in Other Assets                        (435)         (7,565)       82,450
         Increase/Decrease in Accounts Payable                (734,013)     (1,029,422)   (1,700,335)
         Increase/Decrease in Accrued Liabilities               43,928         177,147       221,075
         Increase/Decrease in Deferred Revenue                  40,125         124,848       164,973
                                                           -----------     -----------    -----------
    Net cash (used in) provided by operating activities     (2,294,502)     (1,735,732)   (5,121,818)
                                                           -----------     -----------    -----------
CASH FLOWS FROM INVESTING ACTIVITIES
         P P & E                                              (111,261)        (11,959)     (123,220)
         License Fee                                            10,000          (1,667)        8,333
         Deposits                                               (5,154)                       (5,154)
         Notes Receivable                                     (133,283)                    1,241,378
                                                           -----------     -----------    -----------
Net cash used in investing activities                         (239,698)        (13,626)    1,121,337
                                                           -----------     -----------    -----------
CASH FLOWS FROM FINANCING ACTIVITIES
        Issuance of common stock                                63,027                        64,027
        Additional Paid In Capital                           2,467,312       1,097,780     3,565,092
        Note payable                                                           371,754       371,754
                                                           -----------     -----------    -----------
    Net cash (used in) provided by financing activities      2,530,339       1,469,534     4,000,873
                                                           -----------     -----------    -----------
    Net increase in cash                                                           -             393

    Net decrease in cash                                        (3,861)       (279,824)

    Cash, beginning of period                                    4,253         284,077           0
                                                           -----------     -----------  -------------

    Cash, end of period                                    $       393     $     4,253   $       393
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