Form 10KSB
period 2003-12-31
ITEC ENVIRONMENTAL GROUP INC
filed 2004-04-14
CIK 855372

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                 FORM 10-KSB

 ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended DECEMBER 31, 2003

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

                         (Issuer's telephone number)

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

Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

State Issuer's revenues for its most recent fiscal year: $468,589

As of March 31, 2004, 71,492,577 shares of common stock were outstanding, and the aggregate market value of the shares held by non-affiliates was approximately $2,440,000 based on average of the bid and asked price of the Common Stock as of March 31, 2004.

Documents incorporated by reference:  NONE

Transitional Small Business Disclosure Format:  Yes [   ]    No       [X]

This Report on Form 10-KSB contains information concerning the issuer relating to the fiscal year ended December 31, 2003, except where otherwise indicated.

                             Itec Environmental Group, Inc

                          Annual Report on Form 10-KSB

                                Table of Contents

PART I

PART II

ITEM 5.  MARKET FOR COMMON EQUITY,RELATED STOCKHOLDER MATTERS

ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING

            AND FINANCIAL DISCLOSURE .....................................  23

ITEM 8a. CONTROLS AND PROCEDURES .........................................  24

PART III

ITEM 9.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT...............  24

ITEM 10. EXECUTIVE COMPENSATION ..........................................  27

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS

Special Note Regarding Forward-Looking Statements

Certain statements in this Annual Report on Form 10-KSB (this "Form 10-KSB"), including statements under "Item 1. Description of Business," "Item 3. Legal Proceedings" and "Item 6. Management's Discussion and Analysis", constitute "forward looking statements" within the meaning of Section 27A of the Securities Act of 1934, as amended, and the Private Securities Litigation Reform Act of 1995 (collectively, the "Reform Act"). Certain but not necessarily all, of such forward-looking statements can be identified by the use of forward-looking terminology such as "believes", "expects", "may", "will", "should" or "anticipates" or the negative thereof or other variations thereon or comparable terminology, or by discussions of strategy that involve risks and uncertainties. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of Itec Environmental Group, Inc. (f/k/a Beechport Capital Corp.) or its wholly-owned subsidiary, ECO2 Environmental Systems, Inc., a Delaware corporation ("ECO2") (collectively "the Company", "we" or "us") to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. References in this Form 10-KSB, unless another date is stated, are to December 31, 2003.

Background

Itec International Technologies, Inc (”Itec”) a Delaware corporation was incorporated in March 2000 to develop and commercialize new technologies that are economically and environmentally sound. Itec's objective is to become a worldwide supplier of equipment for recycling oil and agricultural chemical containers and related systems. Itec has developed a cleaning system utilizing liquid carbon dioxide for cleaning recyclable plastic, oil and pesticide containers called the ECO2TM Environmental System.

Beechport Capital Corp. (“Beechport”) was incorporated under the laws of the State of Colorado on January 24, 1989 under the name Coalmont, Inc. We changed our name to MCC Holdings, Inc. on August 14, 1992, and changed it again to Beechport Capital Corp. on January 10, 1996. We were originally formed for the primary purpose of seeking out acquisitions of properties, businesses or merger candidates, without limitation as to the nature of the business operations or geographic area of the acquisition candidate. From inception through September 26, 1990, the date of completion of our initial public offering of securities, our activities were directed toward the acquisition of operating capital.

On May 11, 2001, Beechport acquired all the issued and outstanding shares of common stock of Itec in exchange for a total of 6,651,987 shares of our restricted common stock. This business combination resulted in the shareholders of Itec owning approximately 66.5% of the issued and outstanding shares of Beechports's common stock (10,000,000 shares were outstanding upon completion of the transaction), and Beechport holding 100% of the issued and outstanding shares of Itec's common stock.

There were no consulting fees, finder’s fee or other compensation paid for this business combination, outside of normal legal and accounting fees. No officers/directors of Beechport Capital Corp or Itec received compensation in any form for the acquisition/merger of Beechport and Itec. There have been no sales of securities by any of the former officers/directors of Beechport.

This transaction was a recapitalization of Beechport, with no revaluation of assets and liabilities. Beechport was a shell corporation and therefore the acquisition was not recorded as a purchase transaction.

In October 2002, Beechport changed our corporate name to Itec Environmental Group, Inc. and our domicile to the State of Delaware.

Our offices are located at 693 Hi Tech Parkway Suite 3, Oakdale, California 95361, our telephone number is (209) 848-3900 and our website is www.iteceg.com.

We have one subsidiary, which is wholly-owned, ECO2 Environmental Systems, and unless the context indicates otherwise all references herein to we, us or Itec, includes this wholly-owned subsidiary. ECO2 Environmental Systems, Inc. was formed for two reasons, the first to apply for and obtain a trademark and second to be the marketing subsidiary of Beechport Capital Corp. before the name change to Itec Environmental Group, Inc. ECO2 Environmental Systems, Inc was formed on 10 April, 2000 and is domiciled in Delaware. ECO2 Environmental Systems, Inc. only activities to date have been the application and receipt of the trademark "ECO2".

Products

We have licensed a new cost-effective, environmentally sensitive technology using liquid CO2 and developed processes which we call the “ECO2TM Environmental System”, for cleaning plastic contaminated by substances that make most types of plastic ineligible for traditional recycling programs. The ECO2TM System consists of a washing chamber, storage tank, distilling unit, compressor, refrigeration unit and various pumps and compressors. Each system can process between 500 and 1,000 pounds of plastic per hour depending on the model purchased. Used oil containers (typically the one quart size sold to consumers) were the first focus of our use of this new technology.  However, additional scientific testing from third-parties now indicates that the technology may be profitably employed to recycle all plastics regardless of the contaminant. This statement refers to the end result of the tests being equal to or exceeding the "normal" results using water. The following companies have provided this test data: Analytical Services Group located in Santa Clara, California and BSK Analytical Laboratories located in Fresno, California.

We operated through a European office in Naples, Italy to provide sales and service to our Italian customers and sales of ECO2 Systems throughout Europe. As of July 1, 2003 Itec chose not to renew the contract until assurances can be provided that our customers have sufficient financing plan in place due to the continuing time delays in the Italian Government IG financing program.

As of December 31, 2002, we had arranged with Cool Clean Technologies, Inc. a leader in the utilization of CO2 technology, to manufacture the ECO2TM Environmental System. As of December 31, 2002, Cool Clean has manufactured four ECO2TM Systems at its facility in Burnsville, Minnesota. The four prototype systems are referred to as Generation One systems. Additionally, Cool Clean has manufactured a Generation Two system in Europe and Itec delivered the Gen 2 to an Italian customer in January of 2003. We have relocated two of the Gen 1's systems to Oakdale, California and have established a recycling facility where the Gen 1's can be operated to test new procedures as well as demonstrate the process for prospective purchasers.

While Cool Clean has produced all of our systems to date there are other manufactures who are capable to manufacturing this type of system using the technology and systems under the control of Itec.

Sources of Revenues

We expect that our principal source of revenues will be sales of the ECO2TM Environmental System. Prices for the ECO2 system range from $400,000 - $750,000 based on various models and auxiliary equipment, with gross margins from $175,000 - $300,000. We will also provide additional services to purchasers of the ECO2TM Environmental System in exchange for recurring fees. These services will include: extended warranty upgrades, technical support and trouble-shooting, training for operators, consulting for material feedstock and products sales, and software upgrades that will allow the ECO2TM Environmental System to clean other contaminated plastic materials. The recurring or royalty fees would average 9% of revenue for a period of five years. Based on the Italian business models this would range from $28,000 - $35,000 per system per year. We will also require purchasers of the ECO2TM Environmental System to enter into ten year maintenance agreements providing for fees of $25,000 per year, payable in equal monthly installments, for telephonic monitoring of the ECO2TM System and software upgrades.

In addition to sales of systems, Itec plans to site its ECO2 systems in a full scale plastic recycling facility in California in fiscal year 2004.  The first year of processing of plastic is forecast to produce in the

Deferred Revenue

Amounts billed in advance of the period in which a service is rendered or a product is delivered are recorded as a liability under "Deferred Revenue". At December 31, 2003, deferred revenue totaled $475,190 for the sale of ECO2 systems not yet shipped.

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

The oil that is captured during the process is picked up by local used oil collectors. Each pound of oil-contaminated plastic contains approximately 6 to 8 ounces of oil, yielding a significant amount of oil. The fee to have Used Oil Collectors pickup the used oil is reimbursed to the "Operator of the Plant", located in California, by the California Intergraded Waste Management Board through the Used Oil Collection Program. Our plant will, when necessary, apply to become a "Certified Collection Center". Green Flame Services (http://www.greenflameservices.com) is the company we have selected that will deliver the ground oil containers collected throughout California to our facility.

Several other states have programs similar to California’s Used Oil Collection Program. They include Alaska, Arizona, Florida, Kentucky, Louisiana, Oregon and Utah. To review other related web sites please refer to the links listed below.

http://www.astswmo.org/sw/swtf/oil/oil-issues.htm

http://www.recycleoil.org/legislative.htm

http://www.p2pays.org/ref/02/0162212.pdf

http://www.deq.state.or.us/wmc/solwaste/oilreport94.html#c

http://www.usedoilrecycling.com/index.cfm

With regard to the other contaminants collected during the process:

At our plant in Oakdale, CA Itec processed approximately 3,000 lb of plastic using a controlled batch of ground pesticide containers, given to Itec by Western Ag Plastics, Delano, California for testing. This company is the certified collector for the ACRC. The web site is located at http://www.acrecycle.org/. Western Ag Plastics sent the material to Itec as test. When the material arrived from Western Ag Plastics the material was ground into 1/2 inch flakes and was dry and essentially had no residue remaining. This is the normal condition that material is sent to processors for this type of material. The purpose of using the ECO2 System is to remove the Labels and the Odor from the plastic. After processing the material Itec collected only 10 ounces of residue after distillation of the Solvent and the CO2.

Nationally the ACRC collects approximately 9,000,000 lbs of pesticide containers annually from various regions in the USA. If 3,000 lbs converts to 10 oz of residue, then 9,000,000 lbs would convert to approximately 46 gallons of residue. The cost of disposal (as per Safety Kleen) of a 55-gallon drum of this residue is $250 because of its hazardous nature. As this would equate to $0.0000278 per pound of plastic, we felt that this amount so small as to represent essentially a zero cost.

The contaminate residue from "milk containers", is even smaller than the pesticide containers. This residue is not considered hazardous. Itec processed several 3,000 pound controlled batches of this material and collected less than 5 ounces of residue for each 3,000 pounds processed. Before processing through the ECO2 system, the milk containers are ground into 1/2 inch flakes, as are all the materials Itec processes and is dry before entering the ECO2 system. The cost to dispose of this type of residue is only $50 per 55 gallon drum. Using the same calculations used for the Pesticide containers (9,000,000 pounds processed, although there is significantly more of this type of material) the number of gallons this material would generate 117 gallons of residue. Therefore the average cost of disposal of the milk container residue would be $106.36 per 3,000 pounds. The cost would then be $0.0000118 per pound. Again we felt this number results in essentially zero and only as a cost of disposal and not an environmental cost. The PET Soda bottles are very similar to the milk containers. The residue is not considered hazardous. The amount of residue is almost exactly the same as the Milk containers. The bottles are ground in the same manner and are dry after granulation.

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

Itec believes that the disposal of waste is not an environmental issue. It is a component of the cost of business expenses.

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

Itec has received one of two licenses available from Honeywell to use the technology developed using CO2 to "Separate and Recover Oil from Plastic Contaminated with Oil". The Honeywell patent # 5,711,820 dated 27 Jan, 1998 Inventors Smith et al. assignee Allied Signal, Inc. transferred to Honeywell Federal Manufacturing & Technologies. The patent is valid for twenty (20) years from date of issuance.

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

o Plastic flake cleaned with the ECO2TM Environmental System sells for significantly higher prices than conventionally cleaned plastics. Odorless and contaminant-free plastic flake yields higher prices and significantly larger profit margins.

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

o Direct processing costs for recycling plastics are reduced by over 50%. The following costs for current water/chemical cleaning are based on 3,000 pounds of plastic per hour processing plant. The water/chemical plant used in this calculation is Fixcor Industries based in Heath, OH. Electrical rates are based on current Pacific Gas & Electric rates in Oakdale, CA.

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

An Ideal Solvent

Carbon dioxide, also known as CO2, is produced by photosynthesis and constitutes .04% of the air we breathe. CO2 is also a by-product of other industrial processes, such as fermentation from distilleries, as a gas under atmospheric conditions. When liquefied it represents an ideal solvent with characteristics that cannot be matched by any other solvent, conventional or otherwise. It is non-toxic, non-flammable, non-hazardous waste producing, non-ozone-depleting, odorless, and cannot spill into the soil or groundwater since it becomes a gas if it escapes from the ECO2TM System. Since the CO2 that is used in this process is already in the air and is recaptured for reuse in the machines, no new CO2 is produced or added to the atmosphere over the life of the cleaning cycle. Commercially CO2 is used for, among many other things, carbonating beverages, decaffeinating coffee beans and preserving foods.

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

In contrast, the United States plastic recycling and oil recycling programs have been modestly implemented and accepted in most areas for pollution prevention. There are very few formalized collection programs for motor oil containers other than in portions of South Carolina. The U.S. practice of dumping motor oil containers into landfills or disposing of them improperly is no longer tolerated in Europe. In order to facilitate its early marketing direction Itec determined that it would need a representative to handle inquiries and further develop markets in Europe. Itec secured the services of CESMET, a company with over 15 years experience in the Italian and European markets. CESMET, together with other consultant companies, develops industrial projects involving plastic recycling and collection for governments and the European Union. CESMET is an engineering company stated in 1987 and owned by Mr. Andrea Videtta, an Itec Director. CESMET works under ISO 9001 certification. The company is listed in the "Official Consultant Book" for economic development activities with both the Italian Ministries and European Union Ministries. CESMET billings average $11,400 per month this covers all office expenses and personnel. Services provided to Itec include reception, telephone, fax and mailing address.

CESMET's consulting services regarding Italian governmental policies and procedures were of value to Itec.  Additionally, CESMET provides sales leads, follow-up with customers and industry groups. The contract is renewed on an annual basis from 1 July - 30 June.  Due to the delays and uncertainty of the Italian Government financing program Itec did not review the contract on 1 July, 2003

Although this ECO2TM Environmental System was originally developed for environmental usages, when applied to the above areas, the ECO2TM Environmental System has been shown to remove all contaminants, odors, dirt and labels from the plastic producing clean marketable flake which can be reused to produce end-products. With this increase in usage, the worldwide market for ECO2TM Environmental System increases geometrically. Ultimately, the ECO2TM Environmental System could become a primary recycling system.

Marketing and Sales

The basis for Itec's sales strategy is to focus on the industries and countries most likely to benefit from Itec's technology. Potential customers are basically divided into two distinct segments - private enterprise plastic recyclers and government sponsored plastic recyclers.

During 2002-03 Itec was in discussion with the business manager for Exxon/Mobil in Hungry. Due to the regulations in Hungary, Exxon/Mobil is required to recycle or incinerate the Oil Containers. During his time in Budapest, Hungary we worked out a collection and processing scenario. This resulted in the order from the Hungarian Company, EnviroPlastic. The Hungarian company has the "right of first refusal" to become the operator in the following countries, Hungary, Poland, Czech Republic, Slovakia, Slovenia, Macedonia and Serbia. Itec hopes to have Hungarian government officials visit the system deployed in Italy.

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

Politenke is an Italian company that does business in both Italy and Germany. The principal of the company is in partnership with the principal of OPT Srl. our first customer in Italy. As with the other companies and countries they are waiting to see the demonstration of the system.

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

Mr. Videtta, our representative in Italy, also has a CESMET office in St. Petersburg Russia. He has been in contact with the Environmental Ministries, as well as with the one in Italy. In Bulgaria, Polis LTD along with Mr. Videtta has been contacted. In Hungary Mr. Videtta and EnviroPlastic has contacted the Ministry. Again in all cases the companies, agencies and Ministries are waiting for the demonstrations.

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

Itec has received from the United States Patent and Trademark Office the Trademark name "ECO2" Reg. # 2,693,834.

Manufacturing

Itec uses Cool Clean Technologies, Inc to manufacture ECO2TM Systems. Cool Clean has arranged for manufacturing to take place at the facilities of Chart Industries, Inc. in Burnsville, Minnesota, for ECO2TM Systems to be delivered in the United States, and the Czech Republic for ECO2TM Systems to be delivered in Europe.  Additional concerning manufacturing is discussed under “Risk Factors” and should be read carefully.

Research and Development

Research and Development costs for year 2001 were $60,000; 2002 were $12,740; 2003 were $3,750.   Research and development costs are to be recovered over the sales of the first ten systems.

Competition

There are no competitors in the field of plastic cleaning process using CO2 as the cleaning agent. Honeywell has the right to issue only two license agreements for their technology and to date only one has been issued, and that is to Itec. The ECO2 cleaning system as compared to conventional methods has a more than 40% cost advantage in direct costs, a much lower overhead component due to reduced size and total capital costs are lower as well. The statement refers to the test results being equal to or exceeding the "normal" costs results using water. The following companies have provided this test data: Analytical Services Group located in Santa Clara, California and BSK Analytical Laboratories located in Fresno, California.

Employees

As of December 31, 2003, we employed seven people, five of which were full time, including our President and Chief Financial Officer.

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

RISKS RELATED TO OUR BUSINESS:

WE HAVE HAD LOSSES SINCE OUR INCEPTION. WE EXPECT LOSSES TO CONTINUE IN THE FUTURE AND THERE IS A RISK WE MAY NEVER BECOME PROFITABLE.

We have incurred losses and experienced negative operating cash flow since we acquired our operating business. For our fiscal years ended December 31, 2003, 2002 and 2001, we had a net loss of $1,633,534, $2,563,732 and $2,411,222 respectively. We expect to continue to incur significant operating expenses as we maintain our current line of systems and continue research and development toward new advance systems. Our operating expenses have been and are expected to continue to outpace revenues and result in significant losses in the near term. We may never be able to reduce these losses, which will require us to seek additional debt or equity financing. If such financing is available, of which there can be no assurance, you may experience significant additional dilution.

OUR INDEPENDENT AUDITORS HAVE EXPRESSED DOUBT ABOUT OUR ABILITY TO CONTINUE AS A GOING CONCERN, WHICH MAY HINDER OUR ABILITY TO OBTAIN FUTURE FINANCING.

Pohl, McNabola, Berg & Company in their independent auditor's report dated March 19, 2004 for the period ending December 31, 2003 has expressed "substantial doubt" as to our ability to continue as a going concern based on significant operating losses that we incurred. Our consolidated financial statements do not include any adjustments that might result from the outcome of that uncertainty. The going concern qualification is also described in note 2 of the notes to the consolidated financial statements. As a result of the going concern qualification, we may find it much more difficult to obtain financing in the future, if required. Further, any financing we do obtain may be on less favorable terms.

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

WE HAVE A FEW PROPRIETARY RIGHTS, THE LACK OF WHICH MAY MAKE IT EASIER FOR OUR COMPETITORS TO COMPETE AGAINST US.

We have licensed our technology from Honeywell, Inc. and the U.S. Department6 of Energy. This license expires in 2005 and may be terminated by Honeywell upon default by us after 60 days written notice. Although we are current with the payments required under this agreement, Honeywell is free to license the technology to one other person or entity without any restrictions on its use. Such person or entity may develop systems or technologies which compete directly with our systems which may place us at a competitive disadvantage.

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

SECURE SUCH FINANCING WE MAY NOT BE ABLE TO SUPPORT OUR OPERATIONS.

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

OUR SECURITIES ARE THINLY TRADED AND THE LIMITED LIQUIDITY IN OUR SECURITIES COULD RESULT IN A DECREASE IN THE PRICE OF OUR SHARES.

The trading market price of our common stock may decline below its current price. Our common stock is currently very thinly traded on Over-The-Counter-Bulletin Board. The following is a chart of our average daily and weekly trading volume:

                               Jan 1, 2003 to Dec 31, 2003

                               -----------------------------

Average Weekly Volume:                   461,005

Average Daily Volume:                     92,201

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

ITEM 2.  DESCRIPTION OF PROPERTY

The Company leases its offices and testing and research facility from a non-affiliated party under an agreement expiring in January 2005 at a rental of $3,480 per month.  We believe our combination office and plant are suitable and adequate for our current and reasonable foreseeable needs.

In March 2004 Itec entered into a leasing arrangement with the United States Government/NI Industries, Inc. The five year lease calls for 51,394 square feet of space in a medium to heavy manufacturing facility, in Riverbank, California.

The lease provides sufficient processing space as well as outside storage and office space. This site is complete with rail line. In addition to the initial five years of the lease, Itec has a five year option for renewal.

ITEM 3.  LEGAL PROCEEDINGS

In early 2003 the Company filed a lawsuit against Fedegari Autoklavi A.G. for fraud, breach of contract and unfair business practices. The Defendant moved to dismiss for lack of jurisdiction and improper venue. On 6 November, 2003 the U.S. District Court granted the Defendant its motion to dismiss.

In June 2003, the Company filed a lawsuit in California Superior Court for Stanislaus County entitled Itec Environmental Group v. Glenwood Marketing Associates, Inc., Frank Zangara, individually and d.b.a. Glenwood Marketing Associates, Inc., Glenwood Marketing, Inc., Glenwood Marketing Association, and/or Glenwood Marketing Corp., and Does 1-50, seeking a declaratory judgment regarding its alleged obligations under a $1,100,000 loan agreement with Glenwood Marketing Associates, Inc. dated April 2000.  In July 2003, the Company withdrew this action.

On June 30, 2003, an action was commenced in New York State Supreme Court in Nassau County entitled Glenwood Marketing Association, Inc. v. Itec Environmental Group, Inc, Gary DeLaurentiis and Lisa Fitzpatrick.  The complaint asserts that Itec allegedly defaulted on payments due to Glenwood Marketing under a $1,100,000 loan, entitling Glenwood to recover $1,235,408.50 for breach of contract.  The complaint further alleges that a subsequent letter agreement modified the loan agreement, entitling Glenwood to convert the amount allegedly due into 70,193,636.36 shares of Itec stock, and demands delivery of the shares.  The complaint also alleges that Itec permitted DeLaurentiis and Fitzpatrick to divert and convert funds loaned by Glenwood for their own use and demands an accounting and judgment for monies allegedly due Glenwood as well as $1,500,000 in damages for unjust enrichment.  In addition, the complaint requests preliminary injunctive relief preventing transfer, encumbrance, pledge or sale of any Itec assets, appointment of a receiver to take possession of Itec's accounts and receivables and demands punitive damages of $5,000,000.

On July 14, 2003, the Nassau County court issued a Temporary Restraining Order.

On July 30, 2003, defendants removed the case to the United States District Court for the Eastern District of New York. On April, 5, 2004, the Court, among other things, ruled that the state court's temporary restraining order had expired no later than August 9, 2003.  The Court also set a schedule for completion of discovery and other pre-trial proceedings.  On April 8, 2004, the Company filed an amended answer denying the central allegations of the plaintiff’s complaint and asserting numerous affirmative defenses, including, among other things, that the alleged agreement or agreements involved are unenforceable, criminally usurious, unconscionable, fraudulent and were breached by plaintiff.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended December 31, 2003.

                                     PART II

ITEM 5.  MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS

         ISSUER PURCHASED OF EQUITY SECURITIES

(a) MARKET INFORMATION. The Company's common stock is currently traded in the over-the-counter market, and prices for the common stock are quoted on the OTC Electronic Bulletin Board ("OTCBB") under the symbol ITCV. There is no assurance that the OTCBB can or will provide sufficient liquidity for the purchase and sale of the Company's common stock.

The following table sets forth the high and low closing bid prices of the Company's common stock for the periods indicated, as obtained from the NASD. The stock is principally owned or controlled by Officers and Directors of the Company, and the bid prices reported may not be indicative of the value of the common stock. The volume of trading in the Company's common stock has been minimal. These over-the-counter market quotations reflect inter-dealer prices without retail markup, markdown or commissions and may not represent actual transactions.

             QUARTER ENDED                     HIGH BID       LOW BID

             -------------                     --------       -------

             December 31, 2003                  $ .04          $ .02

             September 30, 2003                 $ .05          $ .01

             June 30, 2003                      $ .05          $ .01

             March 31, 2003                     $ .35          $ .03

 December 31, 2002                  $ .28          $ .02

             September 30, 2002                 $ .48          $ .05

             June 30, 2002                      $ .61          $ .24

             March 31, 2002                     $1.01          $ .60

         (b) APPROXIMATE NUMBER OF HOLDERS OF COMMON STOCK. The number of record holders of the Company's common stock at December 31, 2003, was approximately 1,650. This includes shareholders who hold stock in their accounts at broker/dealers or at clearing houses.

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

Pursuant to a similar Regulation S Stock Purchase Agreement dated, March 28, 2002 (the "Second Agreement") between the Company and Starz, the Company agreed to sell and Starz agreed to use its best efforts to purchase up to 15,000,000 shares of the Company's common stock, at a purchase price equal to 35% of the bid price of the Company's shares as quoted on the OTC Bulletin Board for the five consecutive trading days immediately preceding the date of a purchase order received by the Company.

Pursuant to a similar Regulation S Stock Purchase Agreement dated, July 26, 2002 (the "Third Agreement") between the Company and Starz, the Company agreed to sell and Starz agreed to use its best efforts to purchase up to 10,000,000 shares of the Company's common stock, at a purchase price equal to 35% of the bid price of the Company's shares as quoted on the OTC Bulletin Board for the five consecutive trading days immediately preceding the date of a purchase order received by the Company.

During fiscal 2002 an aggregate of 22,305,068 shares had been purchased under the various agreements by foreign designees of Starz and the Company had received net proceeds of $1,641,902 at an average price of $0.074 per share.

During fiscal 2003 an additional 6,042,043 shares had been purchased under the agreement listed by foreign designees of Starz and the Company had received net proceeds of $172,940 at an average price of $0.028 per share.

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

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

Itec Environmental Group, Inc. (the "Company")(f/k/a Beechport Capital Corp.) was organized as a Colorado corporation on January 24, 1989. On May 29, 2001,the Company filed a current report on Form 8-K to report that effective May 4, 2001, the Company entered into a share exchange agreement with Itec, to acquire all the issued and outstanding shares of common stock of Itec in exchange for 6,651,987 shares of the Company's common stock. This business combination resulted in the shareholders of Itec owning approximately 66.5% of the issued and outstanding shares of the Company's common stock (10,000,000 shares were outstanding upon completion of the transaction), and the Company holding 100% of the issued and outstanding shares of Itec's common stock. In September of 2002 the Company filed a notice on Schedule 14A changing it's name to Itec Environmental Group, Inc. and moving the domicile to the State of Delaware.

We use patented technology and proprietary equipment to design and sell worldwide oil and agricultural chemical container recycling equipment and related systems. Itec's initial marketing of the technology is concentrated in California and Italy.

We license environmental technology using a carbon dioxide cleaning process from Honeywell International, Inc. This new environmental technology, the System, is believed by management to be the only pollution reduction and recycling system on the market today that allows for the 100% recycling of plastic motor oil containers and the residual oil left inside each container. By using the carbon dioxide cleaning process, the Company can focus on environmental protection and environmental safety by creating no chemical waste disposal in the oil recycling and plastic recycling process.

Results of Operations

We had revenue of $468,589 in 2003 compared with $24,048 in 2002. The increase in revenue in 2003 was the result of the sale of Recycling equipment to an Italian customer.

Cost of goods sold amounted to $210,567 in 2003 as compared with $19,274 in 2002. The components that make up the cost of goods sold include the auxiliary parts, labor, and purchased equipment. The increase in cost of goods sold in 2003 as compared with 2002 was due to the one sale made to an Italian customer.

Total operating expenses decreased by $487,080 from $2,313,336 in 2002 to $1,826,256 in 2003. The decrease is mainly attributable to a reduction in consulting fees in 2003 as compared to 2002 where the Company incurred more fees in association with business issues and developing a plan to raise additional capital. The decrease is also attributable to a reduction in general and administrative expenses related to International Italian expenses; office expenses; and debt and stock placement costs incurred in 2003 as compared to 2002. In 2003, we curtailed our activities in Italy due to cash constraints.

Depreciation expense amounted to $52,705 in 2003 as compared to $18,082. The increase is due to purchases of new plant and office equipment in 2003 and to property and equipment being placed in service during 2003 which was purchased in earlier years.

The Company recorded net interest expense of $61,078 in 2003 as compared to $237,001 in 2002. The decrease is attributed to less accruals of interest expense associated with Glenwood Marketing Associates, Inc. disputed note payable in the amount of $1,100,000. Our position is that we are no longer obligated under the terms of this note, and this matter is currently being litigated.

Our net losses for the fiscal year 2003 amounted to $1,633,534 compared with $2,563,539 in 2002. The decrease is due to decreases in consulting and professional fees and general and administrative expenses.

At December 31, 2003 and 2002, we have available approximately $7,819,000 and $6,190,000 in net operating loss carry-forwards available to offset future federal and state income taxes, respectively, which expire through 2021. Realization is dependent on generating sufficient taxable income prior to expiration of the loss carry-forwards. A change of greater than 50% of the Company ownership could significantly reduce the availability of the tax credits. At December 31, 2003 and 2002, we have provided a valuation allowance to reduce its net deferred tax asset to zero. The amount of deferred tax asset considered realizable, however, can be revised in the near term based upon future operating conditions during the carry-forwards period.

18

Liquidity and Capital Resource

Historically, our working capital needs have been satisfied primarily through private placement of our securities and other debt instruments, such as short and long-term notes with certain investors. We reasonably expects to continue to do so in the future, but cannot guarantee that such financing activities will be sufficient to fund our current and future projects and our ability to meet our cash and working capital needs

At December 31, 2003, we had a working capital deficit of $2,624,051 compared to a working capital deficit of $1,895,847 at December 31, 2002. The 38.41% increase in working capital deficit is primarily attributed to increases in accounts payable and short-term borrowings during the 2003 period, at December 31, 2003.

As of December 31, 2003, we had total assets of $775,116 and a total shareholder's holder's deficit of $3,123,604 compared with total assets of $564,586 and total stockholder's deficit of $2,561,147 at December 31, 2002. Total assets increased due to the increase in cash, property and equipment related to the receipt of operating funds from debt instruments. Total shareholders' deficit increased by 21.97% in 2003 due to the Company's additions to accumulated deficit in 2003 through operating losses.

For the fiscal year ended December 31, 2003, cash used by operating activities decreased to $594,834 from $1,479,086 for the comparable period ended December 31, 2002. This decrease is attributed to the reduction in our development activities and operating expenses in 2003. In addition, in fiscal year 2002, cash flows used in investing activities were $166,677 compared with net cash used by investing activities of $168,234 in 2003. We made purchases of property and equipment in both years.

In fiscal year ended 2003, we realized cash flow from financing activities of $762,800 compared with $1,641,902 for the comparable period in 2002. In 2003, we realized $600,000 in aggregate proceeds from notes payables and $172,940 from the sale of common stock. In 2002, We had no proceeds from notes payable and realized proceeds from the sale of common stock in the amount of $1,641,902.

Off-Balance Sheet Arrangements

We do not have any off balance sheet arrangements that have or are likely to have a material current or future effect on the Company's financial condition, or changes in financial condition, liquidity or capital resources or expenditures.

We do not have sufficient cash or lines of credit for the next twelve months but are in the process of raising funds. We expect to have sufficient cash or lines of credit to satisfy our needs for the twelve months ending December 31, 2004. There is no guaranty, however, that efforts will result in Itec raising sufficient capital or any capital or additional financing.

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

Financing for the current ECO2TM Environmental Systems customers in Italy will be secured through IG-Sviluppo Italia, spa the Treasury Agency of Italy. The loan guarantee is provided through the Treasury Agency of Italy to the "startup" Italian Company and not paid or assignable to Itec. Future Itec customers may apply for this government loan program and will be evaluated on the business plan and financials that they submit to the Italian Agency at that time. Itec's first "Italian startup" customer is OPT International, srl of Paliano, Italy.

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

In 2000 and 2001 we received funds from Italian investors who are also business owners or partners in companies that have signed purchase orders for equipment being sold by Itec. During 2003, $368,768 of the notes payable have been reclassified from debt to deferred revenue. An additional $200,917 may be reclassified from deferred revenue to revenue in early 2004. The balance of $245,546 may be reclassified to revenue during 2005. However, no assurances can be given in this regard, to future activity.

The note holders are also customers of Itec to purchase ECO2 systems who have signed purchase orders. Knowing that the research and development schedule could last many months or years, Itec suggested that they instead receive a note receivable from Itec at a rate of 5% per annum until Itec was prepared to deliver their order for an ECO2 system. So instead of simply placing their deposits for systems in a deferred revenue account, Itec is showing this as a note payable. During 2003, Itec started its deliveries; these various notes are being converted to deferred revenue as the customers system moves through the assembly process. Then upon deliver and acceptance of the ECO2 system in Italy, Itec will then recognize the revenue from the sale.

Concurrently in the United States, we plan to both sell the ECO2 Environmental System and in California operate a full scale recycling plant. We have signed a two year lease on a 6,900 sq ft building and have purchased or leased all equipment necessary for the plastic recycling test plant in California. The recycling pilot plant opened for operations in June 2003 and is located in Oakdale, CA. with two full time employees being hired for this operation.

We currently have contacts in place for all needed raw product and we are seeking additional sources of product for future growth. Green Flame Services has provided a "letter of intent" to supply "Oil Contaminated Plastic" to Itec in addition to our own collection program. The Green Flame agreement is for a period of one (1) year.

We have sold and we continue to market 3 different sizes of Granulators to Cities, Counties and private businesses throughout California. As part of our sales of granulators, Itec collects $125 per drum of ground oil containers from these locations. Green Flame Services will service each of these accounts and Itec will pay $75 ($25 freight and $50 customer service) for each drum delivered to Itec by Green Flame Services from these locations that have purchased Granulators from Itec, resulting in a net to Itec of $50 per drum.

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

We have a "letter of intent" from H. Muehlstein, Inc. to sell all High Density Poly Ethylene Frac Melt Repro produced and processed once production starts. The non-industry term for this type of plastic is plastic pellet. This agreement is for a period of one (1) year and is priced at the market price. There are no "Material Termination" clauses.

In March 2004 Itec completed a lease for a larger building to install a full production recycling operation in Stanislaus County, California. It is a five year lease with a five year option. It has a sliding scale rent structure starting at $4,000 per month in month 5 and reaching $18,370 in month 10, with CPI increases on an annual basis. This lease would be for a 50,000 sq ft steel frame building in a heavy industrial complex, it would include approximately 3,500 sq ft of office space. All infrastructure including rail sidings are in place. Installation of equipment will take three months with the first testing of systems in June 2004. After completing the testing of the system, the start-up operational phase with take an additional two months. Employment would ramp up with the new recycling plant starting with four new employees, then adding an additional 18 employees. Itec will utilize both buildings, continuing to use the current location in Oakdale as our corporate offices and as a testing and research facility.

The following chart provides details of our milestones in our business plan and timeline for reaching these milestones.

Months to

Task required                         Complete   In Month     Cost     Completed

-------------                        ---------   --------    --------  ---------

Receive Approval of Funding

Negotiate lease                           1           4                    Yes

     Deposit required                                        $ 59,110

Permit Process                                        0                    Yes

     One Permit Necessary -

       Air Quality                                                         Yes

Engineering                               2           5      $ 50,000      25%

Electrical Installation                   1           7      $ 25,000      No

Order Equipment & Pay 20% Deposit                     7      $ 83,688      No

       Equipment Progress Payments

Equipment Cost Progress Payment                       8      $167,377      No

Balance of Equipment Payment                          9      $167,377      No

Installation of Equipment                 2          10      $ 75,000      No

COD Purchases                                        10      $ 12,500      No

--------------------------------------------------------------------------------

Total Cost                                                   $640,052

Start Production                                     10

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

Strategic Alliance Agreements

Itec has engaged in a series of discussions for the purpose of entering into manufacturing, technology and sales alliances. Such discussions are ongoing and the Company anticipates that these negotiations will lead to the consummation of several critical contracts, agreements and/or alliances in the foreseeable future that will provide the Company with the ability to accelerate the sales/delivery cycle through calendar year 2004 and thereafter.

The Company has engaged consultants to assist in raising additional equity for debt reduction and working capital needs. During the 2003 the Company issued 12,500,000 shares of common stock in conjunction with its efforts to raise capital.

While the Company has not signed any definitive agreements, the Company is actively seeking acquisitions or business opportunities to, among other things, increase revenues and improve stockholder value, which businesses or lines of business may or may not relate to the current core business of the Company.

Equity

Itec file in June 2003 a SB-2 registration statement with the Securities and Exchange Commission seeking approval to issue up to 260,250,000 shares of its common stock for $5,000,000 of equity with Cornell Capital Partners, LP.  On February 12, 2004 Itec received notice ordering declared effective that registration statement.

Significant Accounting Policies and Estimates

Management's Discussion and Analysis of Financial Condition and Results of Operations discusses the Company's consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an on-going basis, management evaluates its estimates and judgments, including those related to reserves and intangible assets. Management bases its estimates and judgments on historical experiences and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The most significant accounting estimates inherent in the preparation of the Company's financial statements include estimates as to the appropriate carrying value of certain assets and liabilities which are not readily apparent from other sources, primarily allowance for doubtful accounts recovery of intangible assets. These accounting policies are described at relevant sections in this discussion and analysis and in the notes to the consolidated financial statements included in our Annual Report on Form l0-KSB for the fiscal year ended December 31, 2003.

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

ITEM 7.  FINANCIAL STATEMENTS

The financial statements are set forth on pages F-1 through F-30 hereto.

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

During the Company's two most recent fiscal years and through the date of termination of Schumacher there were no disagreements with Schumacher on any matter of accounting principals or practices, financial statement disclosure or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of Schumacher would have caused Schumacher to make reference to the subject matter of such disagreements in connection with its reports.

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

As of 22 December, 2003 Henry Schiffer, C.P.A., An Accountancy Corporation ("Schiffer") was dismissed as the independent auditor for the Company.

On 22 December, 2003 upon a recommendation by the Audit Committee and approval of Itec's Board of Directors, the Company engaged Pohl, McNabola, Berg & Co., C.P.A.'s, ("PMB") to audit the financial statements of the Company for the year ended December 31, 2003.  At no time prior thereto had the Company consulted PMB regarding any accounting matters.

Schiffer’s reports on the financial statements of the Company for the past two years did not contain an adverse opinion or a disclaimer of opinion nor were such reports qualified or modified as to uncertainty, audit scope or accounting principals. The decision to dismiss Schiffer was recommended and approved by the Audit Committee. The decision by the Board of Directors of the Company was solely based on Schiffer's having failed to register with the Public Company Accounting Oversight Board ("PCAOB") as required.

During the Company's two most recent fiscal years and through the date of termination of Schiffer there were no disagreements with Schiffer on any matter of accounting principals or practices, financial statement disclosure or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of Schiffer would have caused Schiffer to make reference to the subject matter of such disagreements in connection with its reports.

During the Company's two most recent fiscal years and subsequent thereto the Company was not advised by Schiffer of any matters required to be disclosed under this item.

ITEM 8a.  CONTROLS AND PROCEDURES

We maintain a comprehensive set of disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934 ("Exchange Act") and internal controls designed to ensure that information required to be disclosed in our filings under the Exchange Act is recorded, processed, summarized and reported accurately and within the time periods specified in the SEC's rules and forms. As of December 31, 2003 (the "Evaluation Date"), an evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the Evaluation Date, the design and operation of these disclosure controls and procedures were effective to provide reasonable assurance of the achievement of the objectives described above.

During the fourth fiscal quarter of fiscal 2003, there were no changes in internal controls over financial reporting that have materially affected, or are reasonably likely to affect our internal controls over financial reporting.

                                   PART III

ITEM 9.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         (a) The Directors and Executive Officers of the Company as of December

31, 2003 were as follows:

              NAME                    AGE            POSITION

              ----                    ---            --------

       Gary M. De Laurentiis          59             President and Director

       Andrea G. Videtta              46             Director

       Lisa Ann Marie Fitzpatrick     38             Director

       John R. Murray                 66             Director

       Michael E. Hofmann             53             Chief Financial Officer

                                                      and Director

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

Andrea G. Videtta, Director - Mr. Andrea Videtta joined Itec 20 March, 2000 Mr. Videtta is currently the Director of the Center for Economic and Territorial Modification ("CESMET") in Naples, Italy. CESMET is a private company working with government and industry in city planning, economic development and environmental protection. Mr. Videtta has been with CESMET since 1988. Over the past 10 years, he has completed many management and research assignments focused on the regional development of Southern Italy. Mr. Videtta has also published books and articles on regional economic development. A native of Naples he holds a Degree in Architecture from the University of Naples and is fluent in Italian, Russian and English.

Lisa Ann Marie Fitzpatrick, Director - Ms. Fitzpatrick is the former project manager for Fixcor Recovery Systems from1998 through 1999 where she managed the program of seeking and administering government grants. Fixcor Recovery Systems was the company that was working with the early development of CO2 Technology. In addition she has served as the Administrative Manager of Pallet Technology from 1998 - 1999, where she supervised customer service, order-entry and inventory control. Ms. Fitzpatrick joined Itec in March 2000. Ms. Fitzpatrick is the daughter of Mr. De Laurentiis.

John R. Murray, Director - Mr. Murray has over 40 years of experience in the Business and Operations Management of the Engineering, Manufacturing, Construction and Data Processing industries. In addition, as a Consultant, he has been associated with Mr. DeLaurentiis in the Planning and Development of Plastic Recycling and Plastic Manufacturing facilities in the USA and Africa. He has also served in a consultant capacity to the President of a large volume Foam Plastic manufacturer, World Plastics of Red Bank, NJ for a period of ten years from 1989-99. Prior to World Plastics he served as Assistant to the President of Temecon, Inc. of Bridgewater, NJ from 1980-89. He has an extensive background in the development and funding of both domestic and foreign operations that require Federal and Foreign government participation. He functions as a Special Assistant to Mr. DeLaurentiis for the development of Eastern operations for the company, as well as for the African continent.

Michael E. Hofmann, CFO and Director- Mr. Hofmann joined Itec in January of 2002 as CFO. He was formerly the CFO of eBioCare.com from Sept 1999 - May 2001, a Silicon Valley startup that provided management and services for various chronic conditions using a Web based platform for back office, order entry and accounting services. eBioCare.com was an online retail pharmacy of products for chronic conditions (i.e. hemophilia, M.S., asthma). Mr. Hofmann joined eBioCare in Sept 1999. It was successfully sold to a New York State based NASDAQ firm in mid 2001. Prior to eBioCare, Mr. Hofmann worked for the Robert Half International as an outside consultant from 1996 until 1999 before joining eBioCare. Robert Half International is the world's largest provider of accounting and financial personnel for temporary and contract periods. Concurrently, he worked with the United States Aid to International Development (USAID) a division of the United States of America, Department of State from 1991-97. Additionally, Mr. Hofmann has traveled extensively in Eastern Europe and Asia on various government and NGO assignments. Mr. Hofmann attended San Francisco State College majoring in Engineering.

The following is a list of the officers and directors of our wholly-owned subsidiary:

Gary M DeLaurentiis        59       Chairman and President

Andrea G. Videtta          46       Director

Lisa A. Fitzpatrick        38       Director

Committees

The Board of Directors has an Audit Committee and a Compensation Committee. The primary function of the Audit Committee is to assist the Board of Directors in fulfilling its oversight responsibilities by reviewing (1) the financial information provided to shareholders and others, (2) systems of internal controls established by management and the Board of Directors and (3) the audit process. The primary function of the Compensation Committee is to establish and administer our executive compensation programs. Mr. John R. Murray is a member of both committees and is "independent" as that term is defined in Rule 4200(a)(15) of the National Association of Securities Dealers' listing standards. The Board of Directors believes that Mr. Murray qualifies as an "Audit Committee Financial Expert" as that term is defined by applicable SEC rules.  The other member of the Audit Committee is Mr. Hofmann

          Compliance with Section 16(a) of the Exchange Act.

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

Based solely on its review of the Company's files and its review of the EDGAR filing system maintained by the SEC, the Company believes that during the fiscal year ended December 31, 2003 16(a) filing requirements applicable to its officers, directors and 10% shareholders were complied with.

The Company has adopted a code of ethics that applies to its principal executive officer, principal financial officer, principal accounting officer or controller and all persons performing similar functions, if any. We will provide to any person without charge, upon request, a copy of such code of ethics.  Requests should be made in writing to Michael E. Hofmann, CFO 693 Hi Tech Parkway, Suite 3 Oakdale, CA 95361

ITEM 10. EXECUTIVE COMPENSATION

The following tables set forth certain information regarding our CEO and each of our most highly-compensated executive officers whose total annual salary and bonus for the fiscal years ending December 31, 2003, 2002 and 2001 exceeded $100,000:

SUMMARY COMPENSATION TABLE

                                    Annual Compensation       Long-term Compensation

                                --------------------------  ----------------------------------------------

                                                    Other   Restricted   Securities   LTIP      All

                       Fiscal     Salary    Bonus  Annual    Stock       Underlying   Payouts  Other

Name                    Year        $        $      Comp.                Options(#)     $     Compensation

-------------------    ---------  --------- ----   -----    ----------  -----------  -------- ------------

Gary M. DeLaurentiis   2003        93,600          $21,197                                    $75,000(1)

CEO                    2002       140,000          $18,958                   1,000,000

                      2001        90,000          $ 9,479

Michael E. Hofmann     2003        99,000                      $72,000

CFO                    2002        72,000     -      -                      500,000            -

(1) Accrued compensation from years 2000 and 2001

OPTION GRANTS IN LAST FISCAL YEAR.

No options were granted during the last completed fiscal year:

AGGREGATED OPTION EXERCISED IN LAST FISCAL YEAR AND FISCAL YEAR-END OPTION VALUES.

The following table sets out information relating to options exercised by the above-referenced officers during the most recent financial year and the value of unexercised in-the-money options held by such person as of December 31, 2003:

                                                  NUMBER OF

                                                UNEXERCISED OPTIONS   VALUE OF UNEXERCISED IN-THE-

                    SHARES                        AT FY-END (#)       MONEY OPTIONS AT FY-END($)

                   ACQUIRED ON      VALUE         EXERCISABLE/              EXERCISABLE/

  NAME             EXERCISE (#)    REALIZED($)    UNEXERCISABLE            UNEXERCISABLE

--------------------------------------------------------------------------------------------------

Gary M.

DeLaurentiis           0               0           1,000,000/0 (1)               $ 0/$ 0

--------------------------------------------------------------------------------------------------

Michael E.

 Hofmann               0               0             500,000/0 (2)               $ 0/$ 0

--------------------------------------------------------------------------------------------------

---------------

(1) Represents presently exercisable options to purchase 1,000,000 shares of our common stock at $0.18 per share.

(2) Represents presently exercisable options to purchase 500,000 shares of our common stock at $0.18 per share.

COMPENSATION OF DIRECTORS

We do not have any plans in place to compensate our directors.

Incentive Stock Option Plan

The Company has adopted an incentive stock plan (the “Plan”) under which options granted are intended to qualify as “incentive stock options’ under Section 422A of the Internal Revenue Code of 1986, as amended.  Pursuant to the Plan, options to purchase up to 45,455 shares of the Company’s common stock may be granted to employees of the Company.  The Plan is administered by the Board of Directors which is empowered to determine the terms and conditions of each option subject to the limitation that the exercise price can not be less than market value of the common stock on the date of grant (110% of the market value in the case of options granted to an employee who owns 10% or more of the Company’s outstanding common stock) and no option can have a term in excess of 10 years (5 years in the case of options granted to an employee who owns 10% or more of the Company’s outstanding common stock). As of December 31, 2003, no options have been granted under the Plan.

On May 28, 2001, the Company adopted the Beechport Capital Corporation 2001 Stock Plan which covers the issuance of up to 1,000,000 shares of common stock either directly or pursuant to options to eligible employees, directors, officers of and consultants and advisors of the Company.  The Company filed a registration statement on Form S-8 with the Securities and Exchange Commission to register the shares covered under the Plan.

In May, 2002, the Company established Beechport Capital Corp 2002 Stock Plan which covers issuance of 2,000,000 shares of common stock either directly or pursuant to options to eligible employees, directors, officers of and consultants and advisors of the Company.  The Company filed a registration statement on Form S-8 with the Securities and Exchange Commission to register the shares covered under the Plan.

In 2002, the Company issued warrants convertible into 2,000,000 shares of common stock under this plan to employees and consultants.  The warrants have an exercise price of $0.18 per share.

In November 2002, the Company established the Itec Environmental Group, Inc., 2002 Stock Plan (“2002 Stock Plan”) which covers the issuance of 4,000,000 shares of common stock either directly or pursuant to options to eligible employees, directors, officers of and consultants and advisors of the Company.  The Company filed a registration statement on Form S-8 with the Securities and Exchange Commission to register the shares covered under the Plan.  In 2002, the Company issued 4,000,000 shares under the terms of this Plan.

In March 2003, the Company established the Itec Environmental Group, Inc., 2003 Stock Plan (“2003 Stock Plan”) which covers the issuance of 20,000,000 shares of common stock either directly or pursuant to options to eligible employees, directors, officers of and consultants and advisors of the Company.  The Company filed a registration statement on Form S-8 with the Securities and Exchange Commission to register the shares covered under the Plan.  In 2003, the Company issued warrants convertible into 200,000 shares of common stock under this plan to employees and consultants.  The warrants have an exercise price of $0.04 per share.  In 2003, the Company issued 10,039,417 shares under this plan.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth, as of December 31, 2003 the stock ownership of each person known by the Company to be the beneficial owner of 5% or more of the Company's common stock, each director individually, each named Executive Officer and all directors and Executive Officers of the Company as a group based upon a total of 70,512,068 outstanding shares as of such date.

  Name and Address                     Amount and Nature of         Percentage

of Beneficial Owner                     Beneficial Owner            of Class

-------------------                    --------------------         ----------

Gary M. De Laurentiis                      3,354,803 (1)               4.7%

14699 Holman Mountain Road

Jamestown, California  95327

Andrea G. Videtta                          2,592,027                   3.6%

Vico Lungo Trinita degli Spagnoli 18a

80134 Napoli, Italy

Lisa Ann Marie Fitzpatrick                   465,639 (1)               0.7%

12933 150th Court North

Jupiter, Florida  33478

John R. Murray                               100,000                   0.1%

7 Maxson Ave.

Locust, NJ 07760

Michael E. Hofmann                          2,602,000

     3.7%

13330 Valley Home Rd

Valley Home, Ca 95361

All Directors and Officers                  9,114,469                  12.3%

as a Group (5 persons)

Salamon Brothers                            12,500,000

     17.7%

20 Margaret Ave

Lawrence, NY 11559

---------------

(1) Mr. De Laurentiis is the father of Ms. Fitzpatrick and disclaims beneficial ownership of all shares held by her.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Pursuant to an agreement effective April 25, 2000 between Itec’s predecessor, Itec International Technologies, Inc. (“Itec International”) and Glenwood Marketing Association, Inc. ("GMA") (the "GMA Agreement"), GMA agreed to loan the predecessor company $1,100,000 in three traunches over four weeks from the effective date.  From the $1,100,000 loan Itec International agreed to pay $200,000 of fees to GMA and to pay interest at 10% per annum, payable in monthly interest only payments for 36 months.  Itec International further agreed to pay GMA a $20,000 per month consulting fee for a period of 24 months.  To provide GMA with security, Itec International agreed to promulgate a resolution of the Board to convey to GMA 20% of Itec International's issued and outstanding common stock and to vest GMA with preferential rights to acquire additional shares at no cost to GMA when additional shares were issued, so as to maintain GMA's stock ownership position at 20% of the issued and outstanding common stock of Itec International.  To affect this, Itec International agreed to amend its Articles of Incorporation to allow the issuance of preemptive and preferential rights to GMA to purchase shares pursuant to approval of the Board of Directors. Pursuant to the GMA Agreement, GMA's interest would not be diluted except that this provision would not apply upon Itec International's stock becoming publicly traded.  Itec International further agreed to allow GMA to appoint one member of Itec International's Board of Directors and to grant GMA the right of first refusal on leasing of all machines built by the manufacturer of the equipment related to the License Agreement.  Itec International agreed that at least two of the Board members would approve verbally expenditures of more than $5,000.  The GMA Agreement also contains a covenant to indemnify GMA with respect to losses it may incur in connection with the conduct of its business with Itec.  According to the terms of the GMA Agreement, Itec International was to become publicly traded within 12 months of the loan agreement, at which time all the officers and directors of Itec International would agree to a two year lockup of their stock.  By subsequent written amendment dated April 17, 2001, Itec International and GMA agreed that the loan could be retired by converting it to preferred stock upon Itec International becoming a public company.  Any such preferred stock was to contain provisions for redemption suitable to both parties.

On July 5, 2000, Itec International’s Board of Directors approved and authorized Itec International to loan up to $250,000 to Gary M. De Laurentiis, President and a director of the Company. The loan is unsecured, with interest only payable for 10 years and the total principal due at the end of that period. As of December 31, 2003 principal in the amount of $147,973 had been advanced by the Company and interest had been waived.

ITEM 13.  EXHIBITS, LISTS AND REPORTS ON FORM 8-K

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

                  Current Report on Form 8-K dated May 29, 2001 and filed May

                  29, 2001.)

         3.1      Articles of Incorporation (Incorporated by reference to

                  Registrant's Form S-18 Registration Statement, File

                  No. 33-31067.)

       Exhibit

        Number                          Description

       -------                          -----------

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

         14      Code of Ethics for Senior Officers of Itec Environmental Group, Inc.

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

            Statements of Operations           `                           F-5

            Statements of Stockholders' Equity                             F-6

            Statements of Cash Flows                                       F-7

            Notes to Consolidated Financial Statements                     F-8

(3)       Reports on Form 8-K

On December 22, 2003, Itec filed a Form 8-K with date of earliest event reported being December 22, 2003 while reported only on Item 4, CHANGES IN REGISTRANT'S CERTIFYING ACCOUNTANT

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

The Audit Committee has adopted a policy regarding the retention of the independent auditors that requires pre-approval of all services by the Audit Committee or the Chairman of the Audit Committee. When services are pre-approved by the Chairman of the Audit Committee, notice of such approvals is given simultaneously to the other members of the Audit Committee.

The Audit Committee has reviewed and discussed the fees paid to Pohl, McNabola, Berg & Co. during fiscal 2003 for audit, audit-related, tax and other services.

The Audit Committee has reviewed and discussed the audited financial statements with the Company's management; and discussed with Pohl, McNabola, Berg & Co., independent auditors for the Company, the matters required to be discussed by Statement on Auditing Standards No. 61, Communication with Audit Committees, as amended.

The aggregate fees billed for the fiscal year ended December 31, 2003 for professional services rendered by Pohl, McNabola, Berg & Co. for the audit of the Company’s financial statements for that fiscal year were $25,000 and $5,500 for quarterly review of interim financial statements filed on Form 10QSB.

The aggregate fees billed during the last two fiscal years for professional services rendered by Henry Schiffer, C.P.A. for the audit of the Company’s financial statements for the fiscal year ended December 31, 2003 and for his review of financial statements included in the Company’s Form 10-QSB’s during the last two fiscal years ended December 31, 2003 and other services that are normally provided by an accountant in connection with statutory and regulatory filings or engagements during such fiscal years were $30,000 for fiscal 2003 and $28,000 for fiscal 2002.

Audit-Related Fees

Pohl, McNabola, Berg & Co. did not bill us for any assurance or related services that were related to the performance of the audit of the financial statements.

Henry Schiffer, C.P.A. did not bill us for any assurance or related services that were related to the performance of the audit of the financial statements.

Tax Fees

Since December 22, 2003 Pohl, McNabola, Berg & Co. has not provided any professional services for tax compliance, tax advice and tax planning.

Henry Schiffer, C.P.A. has billed us an aggregate of $3,000 in fiscal 2002 for professional services rendered tax compliance, tax advice and tax planning.

Other Fees

Aggregate fees billed for all other services rendered by Henry Schiffer, C.P.A. for Fiscal 2002 were $1,000.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act of 1934, the Registrant caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   Itec Environmental Group, Inc.

                                            (Issuer)

Dated: April 14, 2004             By: /s/ Gary M. De Laurentiis

                                      -------------------------

                                      Gary M. De Laurentiis

                                      Chief Executive Officer

Pursuant to the requirements of the Exchange Act, this Report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

         Signature               Title                         Date

/s/ Gary M. De Laurentiis        Principal Executive Officer   April 14, 2004

-------------------------        and Director

Gary M. De Laurentiis

/S/ Michael E. Hofmann           Chief Financial Officer   April 14, 2004

------------------

   and Director

Michael E. Hofmann

/s/ Andrea G. Videtta            Director                  April 14, 2004

-------------------------

Andrea G. Videtta

/s/ Ed Taxin                     Director                  April 14, 2004

------------------------------

Ed Taxin

/s/ John R. Murray               Director                  April 14, 2004

-------------------------------

John R. Murray

/s/ Jeffrey Chartier               Director                  April 14, 2004

-------------------------------

Jeffrey Chartier

ITEC ENVIRONMENTAL GROUP, INC. AND SUBSIDIARY

A DEVELOPMENT STAGE COMPANY

CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2003 AND 2002

C O N T E N T S

Report of Independent Certified Public Accountants	F-2

Consolidated Balance Sheets	F-3

Consolidated Statements of Operations	F-4

Consolidated Statements of Shareholders’ Equity	F-5

Consolidated Statements of Cash Flows	F-6 – F-7

Notes to Consolidated Financial Statements	F-8 – F-27

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

Board of Directors and Shareholders

ITec Environmental Group, Inc.

(A Development Stage Company)

We have audited the consolidated balance sheet of ITec Environmental Group, Inc., (a Development Stage Company) (“ITec”), as of December 31, 2003 and the related consolidated statement of operations, shareholders' equity and cash flows for the year then ended.  These consolidated financial statements are the responsibility of Company's management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audit.  We did not audit the consolidated financial statements of ITec from inception on March 28, 2000 through December 31, 2002.  The consolidated financial statements as of December 31, 2002 and for the period from inception on March 28, 2000 through December 31, 2002, were audited by other auditors whose reports reflected a net loss of $6,190,267 of the total net loss from inception.  Those statements were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to the amounts included for such prior periods, is based solely on the report of the other auditors.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of ITec Environmental Group, Inc., (a Development Stage Company), as of December 31, 2003, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

The other auditor’s report on the 2002 financial statements of ITec included an explanatory paragraph describing conditions that raised substantial doubt about the Company’s ability to continue as a going concern.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in the Note 2 to the consolidated financial statements, the Company incurred a net loss of $1,633,534 during the year ended December 31, 2003, and, as of that date, had a working capital deficiency of $2,624,051 and net capital deficiency of $3,123,604.  Those conditions raise substantial doubt about the Company’s ability to continue as going concern.  Management plans to raise additional equity and pursue financing arrangements to remedy the capital and loss deficiencies.  The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Pohl, McNabola, Berg & Company LLP

San Francisco, CA

March 19, 2004

ITEC ENVIRONMENTAL GROUP, INC.

A DEVELOPMENT STAGE COMPANY

CONSOLIDATED BALANCE SHEETS

AS OF DECEMBER 31, 2003 AND 2002

	December31,	December31,
	2003	2002
ASSETS
Current Assets
Cash and cash equivalents	$125	$393
Accounts receivable, net	268,987	14,828
Inventory	55,094	221,434
Employee advance	-	8,000
Total current assets	324,206	244,655

Fixed Assets
Property and equipment, net of depreciation	250,607	123,220
Total fixed assets	250,607	123,220

Other Assets
License fee, net	15,000	25,000
Note receivable - officer	147,973	115,493
Note receivable - other	14,690	-
Deposits	10,224	5,154
Prepaid expenses	12,416	10,474
Other	-	40,590
Total other assets	200,303	196,711

TOTALASSETS	$775,116	$564,586

LIABILITIES AND SHAREHOLDERS' DEFICIT
Current Liabilities
Accounts payable	$932,321	$782,995
Income taxes payable	800	-
Accrued liabilities - officer	96,332	-
Accrued liabilities	209,726	257,507
Capital lease obligation - short term	10,078	-
Notes payable	1,699,000	1,100,000
Total current liabilities	2,948,257	2,140,502

Other Liabilities
Notes payable - Italian Investors	446,463	815,231
Capital lease obligation - long term	28,810	-
Deferred revenue	475,190	170,000
Total other liabilities	950,463	985,231

TOTAL LIABILITIES	3,898,720	3,125,733

SHAREHOLDERS' DEFICIT
Preferred stock, 10,000,000 shares authorized; $0.001 par value;
None issued and outstanding in 2003 and 2002	-	-
Common stock, 750,000,000 shares authorized; $0.001 par value;
issued and outstanding 41,997,068 shares in 2002;
70,512,008 shares in 2003	70,512	41,997
Additional paid-in capital	4,629,685	3,587,123
Deficit accumulated during the development stage	(7,823,801)	(6,190,267)
Total shareholders' deficit	(3,123,604)	(2,561,147)

TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIT	$775,116	$564,586

The accompanying notes are an integral part of these financial statements.

ITEC ENVIRONMENTAL GROUP, INC.

A DEVELOPMENT STAGE COMPANY

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED DECEMBER 31, 2003 AND 2002

AND FOR THE PERIOD FROM INCEPTION (MARCH 28, 2000) THROUGH DECEMBER 31, 2003

			For the period
			from inception
			(March 28, 2000)
			through
	December 31,	December 31,	December 31,
	2003	2002	2003
Income
Revenues	$468,589	$24,048	$492,637

Cost of goods	210,567	19,274	229,841

Gross profit	258,022	4,774	262,796

Operating Expenses
Plant expenses	140,887	4,579	145,466
Payroll	468,831	498,324	1,531,307
Consulting fees	975,296	1,145,577	3,818,352
Research and development	3,750	12,740	115,490
General and administrative	184,787	634,034	1,947,247
Depreciation and amortization	52,705	18,082	89,109

Total operating expenses	1,826,256	2,313,336	7,646,971

Other (income) and expenses
Interest expense ( income)	61,078	237,001	411,281
Other expenses	99	17,976	24,029
Total other (income) and expenses	61,177	254,977	435,310

Net loss before taxes	(1,629,411)	(2,563,539)	(7,819,485)

Provision for income taxes	4,123	193	4,316

Net loss	$(1,633,534)	$(2,563,732)	$(7,823,801)

Loss per share:
Basic-continuing operations	$(0.03)	$(0.12)	$(0.31)
Diluted-continuing operations	$(0.03)	$(0.12)	$(0.31)

Weighted average number of shares:
Basic	58,741,617	21,387,620	25,466,493
Diluted	58,741,617	21,387,620	25,466,493

The accompanying notes are an integral part of these financial statements.

ITEC ENVIRONMENTAL GROUP, INC.

A DEVELOPMENT STAGE COMPANY

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2003 AND 2002

AND FOR THE PERIOD FROM INCEPTION (MARCH 28, 2000) THROUGH DECEMBER 31, 2003

	Common Stock		Preferred Stock		Additional Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance March 28, 2000	-	$-	-	$-	$-	$-	$-

Issuance of common stock	6,651,987	$6,652	-	$-	$-	$-	$6,652

Net Loss	-	-	-	-	-	(1,215,313)	(1,215,313)

Balance December 31, 2000	6,651,987	$6,652	-	$-	$-	$(1,215,313)	$(1,208,661)

Common stock - reverse merger	3,348,013	3,348	-	-	(3,348)	-	-

Common stock issued for services	2,692,000	2,692	-	-	1,089,436	-	1,092,128

Net Loss	-	-	-	-	-	(2,411,222)	(2,411,222)

Balance at December 31, 2001	12,692,000	$12,692	-	$-	$1,086,088	$(3,626,535)	$(2,527,755)

Common stock issued for services	7,000,000	7,000	-	-	881,438	-	888,438

Sale of common stock	22,305,068	22,305	-	-	1,619,597	-	1,641,902

Net Loss	-	-	-	-	-	(2,563,732)	(2,563,732)

Balance at December 31, 2002	41,997,068	$41,997	-	$-	$3,587,123	$(6,190,267)	$(2,561,147)

Sale of common stock	6,042,043	6,042	-	-	166,898	-	172,940

Common stock issued for compensation	2,000,000	2,000	-	-	70,000	-	72,000

Repurchased shares	(66,520)	(66)	-	-	66	-	-

Common stock issued for services	20,539,417	20,539	-	-	799,598	-	820,137

Warrant issuance	-	-	-	-	6,000	-	6,000

Net loss	-	-	-	-	-	(1,633,534)	(1,633,534)

Balance December 31, 2003	70,512,008	$70,512	-	$-	$4,629,685	$(7,823,801)	$(3,123,604)

The accompanying notes are an integral part of these financial statements.

ITEC ENVIRONMENTAL GROUP, INC.

A DEVELOPMENT STAGE COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2003 AND 2002

AND FOR THE PERIOD FROM INCEPTION (MARCH 28, 2000) THROUGH DECEMBER 31, 2003

			For the period
			from inception
			(March 28, 2000)
			through
	December 31,	December 31,	December 31,
	2003	2002	2003
CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$(1,633,534)	$(2,563,732)	$(7,823,801)
Adjustments to reconcile net loss to net cash used
by operating activities:
Depreciation and amortization	42,705	8,082	54,109
Amortization of license fees	10,000	10,000	35,000
Bad debt expense	-	-	50,380
Shares issued for Services	820,137	888,438	2,800,703
Shares issued for compensation	72,000	-	72,000
Warrants issuance costs	5,000	-	5,000

Changes in assets and liabilities
Decrease (increase) in accounts receivable	(254,159)	22,123	(319,367)
Decrease (increase) in inventory	166,340	(221,434)	(55,094)
Decrease in prepaid expenses and deposits	(7,012)	(15,628)	(22,640)
Decrease (increase) in employee advances	8,000	(8,000)	-
Decrease (increase) in other assets	40,589	(33,024)	-
Increase in accounts payable	149,326	258,875	932,321
Increase in income taxes payable	800	-	800
Increase (decrease) in accrued liabilities	193,609	(9,970)	306,058
Increase (decrease) in deferred revenue	(63,577)	40,126	475,190
Increase in other liability	(145,058)	145,058	-
Net cash used in operating activities	$(594,834)	$(1,479,086)	$(3,489,341)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	$(121,064)	$(119,343)	$(255,688)
Purchase of license fee	-	-	(50,000)
Advances made on notes receivable	(47,170)	(47,334)	(162,663)
Net cash (used in) provided by investing activities	$(168,234)	$(166,677)	$(468,351)

CASH FLOWS FROM FINANCING ACTIVITIES
Sale of common stock	$172,940	$1,641,902	$1,821,494
Proceeds from issuance of notes payable	600,000	-	2,146,463
Payments on capital lease obligations	(10,140)	-	(10,140)
Net cash provided by financing activities	$762,800	$1,641,902	$3,957,817

(continued)

The accompanying notes are an integral part of these financial statements.

ITEC ENVIRONMENTAL GROUP, INC.

A DEVELOPMENT STAGE COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

FOR THE YEARS ENDED DECEMBER 31, 2003 AND 2002

AND FOR THE PERIOD FROM INCEPTION (MARCH 28, 2000) THROUGH DECEMBER 31, 2003

			For the period
			from inception
			(March 28, 2000)
			through
	December 31,	December 31,	December 31,
	2003	2002	2003

Increase (decrease) in cash and cash equivalents	$(268)	$(3,861)	$125

Balance at beginning of year	393	4,254	-

Balance at end of year	$125	$393	$125

Supplemental disclosures:

Cash paid for interest	$1,381	$76,450	$109,467
Cash paid for taxes	$2,200	$50	$2,400

Supplemental Schedule of Non-Cash Investing and Financing Activities:
			For the period
			from inception
			(March 28, 2000)
			through
	December 31,	December 31,	December 31,
	2003	2002	2003

Common stock issued for compensation	$72,000	$-	$72,000

Common stock issued for services	$820,137	$888,438	$2,800,703

Warrant issuance	$6,000	$-	$6,000

	2003

Acquisition of equipment under capitalized leases	$49,028
Less: Equipment loans and capitalized leases	(49,028)
Cash used for acquisition of equipment under capitalized leases	$-

The accompanying notes are an integral part of these financial statements.

ITEC ENVIRONMENTAL GROUP, INC.

A DEVELOPMENT STAGE COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2003 AND 2002

1.

Description of Business and Significant Accounting Policies

This summary of significant accounting policies of ITec Environmental Group, Inc. (f/k/a Beechport Capital Corp.) and Subsidiary is presented to assist in understanding the Company’s financial statements and is stated in United States dollars.  The financial statements and notes are representations of the Company’s management, who is responsible for their integrity and objectivity.  These accounting policies conform to generally accepted accounting principles in the United States of America and have been consistently applied in the preparation of the financial statements.

General

Beechport Capital Corp. ("Beechport") was organized as a Colorado corporation on January 24, 1989, in order to evaluate, structure and complete a merger with or acquisition of prospects consisting of private companies, partnerships or sole proprietorships.

ITec Environmental Group, Inc. ("ITec" or the "Company") was incorporated under the laws of the State of Delaware on March 28, 2000.  ITec was formed for the purpose of acquiring certain patented technology and the development of a worldwide market for its usage.

At a special September 27, 2002 meeting of the shareholders of Beechport Capital Corp., the Company authorized a merger of Beechport into its wholly-owned subsidiary, ITec Environmental Group, Inc.  The Company's subsidiary, ECO2 Environmental Systems, Inc. ("ECO2"), was incorporated under the laws of the State of Delaware on April 10, 2000.  The only activity to date has been the registration of a trademark for ECO2.

Unless the context indicates otherwise, all references herein to the Company include ITec Environmental Group, Inc., its predecessor, Beechport Capital Corporation, and its wholly-owned subsidiary, ECO2 Environmental Systems, Inc.

The Company is a development stage entity and is primarily engaged in activities to become a worldwide supplier of oil and agricultural chemical container recycling equipment and related systems.  The Company's business objective is to attempt to build on the foundation of the licensed patented technology, to develop proprietary recycling equipment, and to form strategic alliances to become a supplier of recycling equipment and operate plastic waste recycling plants.  ITec's primary revenue source, the ECO2TM Environmental System, is a new cost-effective, environmentally sensitive technology for cleaning plastic contaminated by substances that make most types of plastic ineligible for traditional recycling programs.  The Company's initial marketing of its technology is concentrated in Italy.  In the future, the Company will be marketing its technology in the United States and other countries.  The initial focus of the Company’s research and development efforts will be the generation of products for recycling of plastic waste.  The Company has limited experience in manufacturing of recycling systems and operating plastic waste recycling plants.  There can be no assurance that the Company will not encounter problems in marketing and selling its proprietary recycling systems.

ITEC ENVIRONMENTAL GROUP, INC.

A DEVELOPMENT STAGE COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2003 AND 2002

1.

Description of Business and Significant Accounting Policies (continued)

General (continued)

The Company’s success will depend in part on its ability to obtain patents and maintain product license rights, maintain trade secrets and operate without infringing on the proprietary rights of others, both in the United States and other countries.  There can be no assurance that patents licensed by the Company will not be challenged, invalidated, or circumvented, or that the rights granted thereunder will provide proprietary protection or competitive advantages to the Company.

For the year ended December 31, 2003, revenues of $468,589 were from a sale of a recycling system.  The Company has no significant operating history and, from March 28, 2000, (inception) to December 31, 2003, has generated a net loss of $7,823,801.  The accompanying financial statements for the year ended December 31, 2003, have been prepared assuming the Company will continue as a going concern.  During the year 2004, management intends to raise additional debt and/or equity financing to fund future operations and to provide additional working capital.  However, there is no assurance that such financing will be obtained in sufficient amounts necessary to meet the Company’s needs.

The accompanying financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that may result from the possible inability of the Company to continue as a going concern.

Basis of presentation

The accompanying audited financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States.  The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, after elimination of all material intercompany accounts and transactions.

Use of estimates in the preparation of financial statement

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

Contingencies

Certain conditions may exist as of the date the financial statements are issued, which may result in a loss to the Company but which will only be resolved when one or more future events occur or fail to occur.  The Company’s management and its legal counsel assess such contingent liabilities, and such assessment inherently involves an exercise of judgment.  In assessing loss contingencies related to legal proceedings that are pending against the Company or unasserted claims that may result in such proceedings, the Company’s legal counsel evaluates the perceived merits of any legal proceedings or unasserted claims as well as the perceived merits of the amount of relief sought or expected to be sought therein.

ITEC ENVIRONMENTAL GROUP, INC.

A DEVELOPMENT STAGE COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2003 AND 2002

1.

Description of Business and Significant Accounting Policies (continued)

Contingencies (continued)

If the assessment of a contingency indicates that it is probable that a material loss has been incurred and the amount of the liability can be estimated, then the estimated liability would be accrued in the Company’s financial statements.  If the assessment indicates that a potentially material loss contingency is not probable but is reasonably possible, or is probable but cannot be estimated, then the nature of the contingent liability, together with an estimate of the range of possible loss if determinable and material, would be disclosed.

Loss contingencies considered remote are generally not disclosed unless they involve guarantees, in which case the nature of the guarantee would be disclosed.

Cash equivalents

The Company considers deposits that can be redeemed on demand and investments that have original maturities of less than three months when purchased to be cash equivalents.

Concentrations

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of temporary cash investments, cash equivalents and trade accounts receivables.  At December 31, 2003, the Company had no amounts of cash or cash equivalents in U.S. financial institutions in excess of amounts insured by agencies of the U.S. Government.

At December 31, 2003, the Company had a net trade receivable of $268,987, which is from a single customer in Italy.  Management anticipates that initial customers for its recycling systems will be from Italy.  The Company does not require collateral for its trade accounts receivables.

Revenue and expense recognition

The Company recognizes revenues from sales of equipment and products upon delivery to customers.  When products are configured to customer requirements, revenue is recorded upon the successful completion of any final test procedures.

Deferred revenue

Amounts billed in advance of the period in which a service is rendered or a product is delivered are recorded as a liability under "Deferred Revenue".  At December 31, 2003, deferred revenue for the year then ended totaled $475,190 for the future sale of ECO2 systems.

The Company contracts with others for the manufacturing of the equipment.

ITEC ENVIRONMENTAL GROUP, INC.

A DEVELOPMENT STAGE COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2003 AND 2002

1.

Description of Business and Significant Accounting Policies (continued)

Allowance for doubtful accounts

The Company uses the allowance method to account for uncollectible accounts receivable.  The Company provides an allowance for doubtful accounts equal to the estimated uncollectible amounts, and the allowance estimate is based on a review of the current status of trade accounts receivable.  It is reasonably possible that the Company’s estimate of the allowance for doubtful accounts will change.  Accounts receivable are presented net of an allowance for doubtful accounts of $50,380 at December 31, 2003.

Inventory

Inventory consisted principally of auxiliary of the recycling equipment and is stated at the lower of cost (first-in, first-out method) or market.  Market is determined based on net realizable value.  Appropriate consideration is given to obsolescence, excessive levels, deterioration and other factors in evaluating net realizable value.  Inventory amounted to $55,094 at December 31, 2003.

Property and equipment

Property and equipment are recorded at cost less accumulated depreciation and amortization.  Expenditures for major additions and improvements are capitalized, and minor maintenance, repairs and replacements are charged to expense as incurred.  When property and equipment are retired or otherwise disposed of, the cost and accumulated depreciation are removed from the accounts and any resulting gain or loss is included in the results of operations for the respective period.  Depreciation and amortization are provided using the straight-line method over the estimated useful lives of the respective assets using the straight-line method for financial statement purposes.  The Company uses other depreciation methods (generally, accelerated depreciation methods) for tax purposes where appropriate.  Amortization of leasehold improvements is computed using the straight-line method over the shorter of the remaining lease term or the estimated useful lives of the improvements the estimated useful lives for significant property and equipment are as follows:

Leasehold improvements	2-5 years
Computer equipment and software	3 years
Office furniture and fixtures	3-5 years
Manufacturing equipment	5-7 years

Assets held under capital leases

Assets held under capital leases are recorded at the lower of the net present value of the minimum lease payments or the fair value of the leased asset at the inception of the lease.  Amortization expense is computed using the straight-line method over the shorter of the estimated useful lives of the assets or the period of the related lease.

ITEC ENVIRONMENTAL GROUP, INC.

A DEVELOPMENT STAGE COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2003 AND 2002

1.

Description of Business and Significant Accounting Policies (continued)

Advertising cost

The Company expenses advertising cost as incurred.  There were no advertising costs for the years ended December 31, 2003 and 2002.

Basic and diluted net earnings per share

Basic net earnings (loss) per common share is computed by dividing net earnings (loss) applicable to common shareholders by the weighted-average number of common shares outstanding during the period.  Diluted net earnings (loss) per common share is determined using the weighted-average number of common shares outstanding during the period, adjusted for the dilutive effect of common stock equivalents, consisting of shares that might be issued upon exercise of common stock options or warrants.  In periods where losses are reported, the weighted-average number of common shares outstanding excludes common stock equivalents, because their inclusion would be anti-dilutive.

Fair value of financial instruments

The Company measures its financial assets and liabilities in accordance with generally accepted accounting principles.  For certain of the Company's financial instruments, including cash and cash equivalents, accounts payable and accrued liabilities, the carrying amounts approximate fair value due to their short maturities.  The amounts shown for notes payable also approximate fair value because current interest rates offered to the Company for debt of similar maturities are substantially the same.

Accounting for derivative instruments and hedging activities

The Company has adopted Financial Accounting Standards Board Statement No. 133 “Accounting for Derivative Instruments and Hedging Activities”, which requires that all derivative instruments be recorded on the balance sheet at fair value.  The Company is currently not engaged in hedging activities, nor does it have any derivative instruments, thus there is no impact on the current period’s financial statements

Intangible assets

Effective January 1, 2002, the Company adopted Statement of Financial Accounting Standards No. 142 ("SFAS 142"), "Goodwill and Other Intangible Assets.”  SFAS 142 requires that intangibles be tested for impairment on an annual basis and between annual tests in certain circumstances.  The Company generally determines the fair value of its intangible assets using the expected present value of future cash flows, giving consideration to the market comparable approach.

ITEC ENVIRONMENTAL GROUP, INC.

A DEVELOPMENT STAGE COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2003 AND 2002

1.

Description of Business and Significant Accounting Policies (continued)

Intangible assets (continued)

The carrying value and useful lives of intangible assets are based on management’s current assessment of recoverability.  Management periodically evaluates whether certain circumstances may affect the estimated useful lives or the recoverability of the unamortized balance of intangible assets using both objective and subjective factors.  Objective factors include management’s best estimates of projected future earnings and cash flows and analysis of recent sales and earnings trends.  Subjective factors include competitive analysis and the Company’s strategic focus.

Income taxes

The Company utilizes SFAS No. 109, "Accounting for Income Taxes," which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns.  Under this method, deferred income taxes are recognized for the tax consequences in future years of differences between the tax bases of assets and liabilities and their financial reporting amounts at each period end based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income.  Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.  The provision for income taxes represents the tax payable for the period and the change during the period in deferred tax assets and liabilities.

Comprehensive income (loss)

Comprehensive income consists of net income and other gains and losses affecting shareholders’ equity that, under generally accepted accounting principles are excluded from net income in accordance with Statement on Financial Accounting Standards No. 130, “Reporting Comprehensive Income.”  The Company, however, does not have any components of comprehensive income (loss) as defined by SFAS No. 130 and therefore, for the years ended December 31, 2003 and 2002, comprehensive income (loss) is equivalent to the Company’s reported net income (loss).

Stock option plan

Financial Accounting Standards Board Statement No. 123 (Accounting for Stock-Based Compensation) encourages, but does not require, companies to record compensation cost for stock-based employee compensation plans based on the fair value of options granted.  The Company has elected to continue to account for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25 (Accounting for Stock Issued to Employees) and related interpretations and to provide additional disclosures with respect to the pro forma effects of adoption had the Company recorded compensation expense as provided in FAS-123.

ITEC ENVIRONMENTAL GROUP, INC.

A DEVELOPMENT STAGE COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2003 AND 2002

1.

Description of Business and Significant Accounting Policies (continued)

Stock option plan (continued)

In accordance with APB-25, compensation cost for stock options is recognized in income based on the excess, if any, of the quoted market price of the stock at the grant date of the award or other measurement date over the amount an employee must pay to acquire the stock.  Generally, the exercise price for stock options granted to employees equals or exceeds the fair market value of the Company’s common stock at the date of grant, thereby resulting in no recognition of compensation expense by the Company.  The Company has no outstanding options as of December 31, 2003.

The FASB released Interpretation No. 44, “Accounting for Certain Transactions Involving Stock Compensation.”  This Interpretation addresses certain practice issues related to APB Opinion No. 25 in regards to options or warrants granted to employees and other third-parties.  The Company’s policies comply with the guidance provided by FIN No.44.

Research and development cost

Research and development represent internal costs incurred in connection with the Company’s improving of recycling processes.  All research and development costs are expensed when incurred.

Impairment of long-lived assets

The Company accounts for the impairment and disposition of long-lived assets in accordance with SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to Be Disposed of”.  Long-lived assets are reviewed whenever indicators of impairment are present and whenever the undiscounted cash flows are not sufficient to recover the related asset-carrying amount.

Segment reporting

The Company adopted SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information".  The Company determined that it operates in a single business segment that includes the design, development and manufacture of recycling equipment and products for the commercial waste management industry.  Revenue of $455,000 for the period from January 1, 2003 to December 31, 2003, was attributable to foreign sales in Italy.  All sales and related purchase transactions are done in US dollars.

Development stage company

The Company adopted SFAS No. 7 “Accounting and Reporting by Development Stage Enterprises”.  This statement specifies the guidelines for identifying an enterprise in the development stage and the standards of financial accounting and reporting for such an enterprise.  Development stage companies use the same accounting principles as established operating companies.

ITEC ENVIRONMENTAL GROUP, INC.

A DEVELOPMENT STAGE COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2003 AND 2002

1.

Description of Business and Significant Accounting Policies (continued)

Business risks and uncertainties

The Company operates in the evolving field of materials recycling processing.  New developments could both significantly and adversely affect existing and emerging technologies in the field.

The Company’s success in developing additional marketable products and processes and achieving a competitive position will depend on its ability to retain qualified management personnel and to raise sufficient capital to meet its operating and development needs.

While the Company is seeking financing through equity and loans, there can be no assurance that the Company will be successful in accomplishing its objectives.

Currently, the Company is focused on sales of its recycling equipment in Italy.  The potential for adverse financial impact can result from negative effects of economic conditions within Italy.  Since the Company's business is principally in one area, this concentration of operations results in an associated risk and uncertainty.

Environmental costs

Costs related to environmental remediation are charged to expense.  Other environmental costs are also charged to expense unless they increase the value of the property and/or provide future economic benefits, in which event they are capitalized.  Liabilities are recognized when the expenditures are considered probable and can be reasonably estimated.

Reclassifications

Certain reclassifications have been made to the prior years’ financial statements to conform to the current year presentation.

Recent accounting pronouncements

In July 2001, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 141 (“SFAS 141”), “Business Combinations,” which supercedes Accounting Principles Board (“APB”) Opinion No. 16, “Business Combinations.”  SFAS 141 requires the purchase method of accounting for business combinations initiated after June 30, 2001, and eliminates the pooling-of-interests method.  In addition, SFAS 141 establishes specific criteria for the recognition of intangible assets separately from goodwill and requires unallocated negative goodwill to be written off immediately as an extraordinary gain.  The provisions of SFAS 141 are required to be adopted July 1, 2001.  The adoption of SFAS 141 will not change the method of accounting used in previous business combinations including those the Company accounted for under the pooling-of-interests method.  The adoption of this statement did not have any impact on the Company’s financial condition or results from operations.

ITEC ENVIRONMENTAL GROUP, INC.

A DEVELOPMENT STAGE COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2003 AND 2002

1.

Description of Business and Significant Accounting Policies (continued)

Recent accounting pronouncements (continued)

In July 2001, the FASB issued SFAS No. 142, Goodwill and Other Intangible Assets.  SFAS No. 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead be tested for impairment at least annually in accordance with the provisions of SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets Disposed Of.  SFAS No. 142 also requires that intangible assets with definite useful lives be amortized over their respective estimated useful lives to their

Estimated residual values, and reviewed for impairment in accordance with SFAS No. 144, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of”.  Goodwill and other intangible assets acquired in business combinations completed before July 1, 2001 are amortized until the adoption of SFAS No. 142, after which only intangible assets with definite useful lives will continue to be amortized.  Our adoption of SFAS No. 142 effective on October 1, 2002 did not result in any transitional impairment charge, change of useful lives or residual values of intangible assets acquired, or the reclassification of existing intangible assets to conform with new classification criteria in SFAS No. 141.  We will perform an annual impairment test for intangible assets during the fourth quarter of each fiscal year.  There can be no assurance that at the time the test is completed an impairment charge may not be recorded.

In June 2001, the FASB issued SFAS No. 143, Accounting for Asset Retirement Obligations.  SFAS No. 143 requires that we record the fair value of an asset retirement obligation as a liability in the period in which we incur a legal obligation associated with the retirement of tangible long lived assets that resulted from the acquisition, construction, development and/or normal use of the assets.  We would also record a corresponding asset that is depreciated over the life of the asset.  Subsequent to the initial measurement of the asset retirement obligation, the obligation will be adjusted at the end of each period to reflect the passage of time and changes in the estimated future cash flows underlying the obligation.  Our adoption of SFAS No. 143 effective October 1, 2002 did not have a significant impact on our financial statements.  However, in the event that we make alterations to certain leased facilities in the future, our landlord may be entitled to require us to restore the property upon termination of the related lease at our expense.  As such, any significant alterations might have a material impact on our consolidated financial statements.

In August 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, which supersedes both SFAS Statement No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, and the accounting and reporting provisions of APB Opinion No. 30, Reporting the Results of Operations--Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions, for the disposal of a segment of a business (as previously defined in that Opinion). SFAS No. 144 retains the fundamental provisions in SFAS No. 121 for recognizing and measuring impairment losses on long-lived assets held for use and long-lived assets to be disposed of by sale, while also resolving significant implementation issues associated with SFAS 121.  For example, SFAS No. 144 provides guidance on how a long-lived asset that is used as part of a group should be evaluated for impairment, establishes criteria for when a long-lived asset is held for sale, and prescribes the accounting for a long-lived asset that will be disposed of other than by sale.  Unlike SFAS No. 121 an impairment assessment under SFAS No. 144 will never result in a write-down of goodwill.  Rather, goodwill is evaluated for impairment under SFAS No. 142, Goodwill and Other Intangible

ITEC ENVIRONMENTAL GROUP, INC.

A DEVELOPMENT STAGE COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2003 AND 2002

1.

Description of Business and Significant Accounting Policies (continued)

Recent accounting pronouncements (continued)

Assets.  The Company adopted the provisions of SFAS No. 144 effective October 1, 2002.  The adoption of SFAS No. 144 did not have a significant impact on our consolidated financial statements.

In April 2002, the FASB issued Statement of Financial Accounting Standards No. 145 (“SFAS 145”), “Rescission of FASB Statements Nos. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections.”  SFAS 145 eliminates the requirement that gains and losses from the extinguishment of debt be aggregated and, if material, classified as an extraordinary item, net of the related income tax effect.  The Company adopted SFAS 145 in the fourth quarter of fiscal 2002.  The adoption of SFAS 145 did not have a material impact on the Company’s results of operations or financial position

In July 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities.  SFAS No. 146 revises the accounting for specified employee and contract terminations that are part of restructuring activities and nullifies Emerging Issues Task Force (EITF) Issue 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity.  Companies will be able to record a liability for a cost associated with an exit or disposal activity only when the liability is incurred and can be measured at fair value.  Commitment to an exit plan or a plan of disposal expresses only management's intended future actions and therefore does not meet the requirement for recognizing a liability and related expense.  SFAS No. 146 only applies to termination benefits offered for a specific termination event or a specified period.  It will not affect accounting for the costs to terminate a capital lease.  The Company is required to adopt SFAS No. 146 for exit or disposal activities initiated after December 31, 2002.  The Company is evaluating this new standard but expect that the effects of adoption, if any, would relate solely to exit or disposal activities undertaken in the future.

In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation--Transition and Disclosure--an amendment of FASB Statement No. 123.  SFAS No. 148 amends SFAS No. 123, Accounting for Stock Based Compensation and provides alternative methods for accounting for a change by registrants to the fair value method of accounting for stock-based compensation.  Additionally, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require disclosure in the significant accounting policy footnote of both annual and interim financial statements of the method of accounting for stock-based compensation and the related pro-forma disclosures when the intrinsic value method continues to be used.  SFAS No. 148 is effective for fiscal years ended after December 15, 2002, and disclosures are effective for the first fiscal quarter beginning after December 15, 2002.  The Company will continue to apply the intrinsic value method of accounting prescribed by APB No. 25, Accounting for Stock Issued to Employees.

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

ITEC ENVIRONMENTAL GROUP, INC.

A DEVELOPMENT STAGE COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2003 AND 2002

1.

Description of Business and Significant Accounting Policies (continued)

Recent accounting pronouncements (continued)

In January 2003, the FASB issued Interpretation No. 46 (FIN 46), Consolidation of Variable Interest Entities, an interpretation of ARB No. 51.  FIN 46 addresses the consolidation by business enterprises of variable interest entities as defined in the Interpretation.  FIN 46 is effective for all new variable interest entities created or acquired after January 31, 2003.  For variable interest entities created or acquired prior to February 1, 2003 the provisions of FIN 46 must be applied for the first interim period beginning after June 15, 2003.  The application of FIN 46 is not expected to have a material effect on the Company's consolidated financial statements.  The Company does not have any variable interest entities; therefore, this Interpretation is not expected to have an impact on its consolidated financial statements.

In April 2003, the FASB issued SFAS 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities”, which amends SFAS 133 for certain decisions made by the FASB Derivatives Implementation Group.  In particular, SFAS 149: (1) clarifies under what circumstances a contract with an initial net investment meets the characteristic of a derivative, (2) clarifies when a derivative contains a financing component, (3) amends the definition of an underlying instrument to conform it to language used in FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others,” and (4) amends certain other existing pronouncements.  This Statement is effective for contracts entered into or modified after June 30, 2003, and for hedging relationships designated after June 30, 2003.  In addition, most provisions of SFAS 149 are to be applied prospectively.  The Company does not expect the adoption of SFAS 149 will have a material impact on its financial position, cash flows or results of operations.

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity” (“SFAS 150”).  SFAS 150 changes the accounting for certain financial instruments that under previous guidance issuers could account for as equity.  It requires that those instruments be classified as liabilities in balance sheets.  The guidance in SFAS 150 is generally effective for all financial instruments entered into or modified after May 31, 2003, and otherwise is effective on July 1, 2003.  The Company does not expect the adoption of SFAS 150 will have a material impact on its financial position, cash flows or results of operations.

2.

Going Concern

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern.  The Company has suffered recurring losses from operations and has a net capital deficiency that raises substantial doubt about its ability to continue as a going concern.  The Company incurred a net loss of $1,633,534 during the year ended December 31, 2003, and, as of that date, had a working capital deficiency of $2,624,051 and net capital deficiency of $3,123,604.  Management is attempting to raise additional equity.  The Company filed a Form SB-2A on June 20, 2003, in an effort to raise up to $5 million in additional financing.  The Company has received an additional $500,000 in debt financing subsequent to year end.  There is no guarantee, however, that this offering or any other efforts will result in the Company raising sufficient capital or any capital or additional financing.

ITEC ENVIRONMENTAL GROUP, INC.

A DEVELOPMENT STAGE COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2003 AND 2002

2.

Going Concern (continued)

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

3.

Property and Equipment

Property and equipment at December 31 consist of the following:

	2003	2002

Manufacturing equipment	$242,461	$109,545
Office furniture	12,502	9,107
Computer equipment and software	34,883	15,972
Leasehold improvements	14,870	-

Total property and equipment	304,716	134,624
Less accumulated depreciation	(54,109)	(11,404)

Total	$250,607	$123,220

Depreciation expense for the years ended December 31, 2003 and 2002 was $42,705 and $8,082, respectively.

4.

Capital Lease Obligation

Effective January 2003, the Company entered into various lease agreements for office and plant equipment at its location in Oakdale, California.  These various leases have been classified as capital leases at December 31, 2003.  The cost of this leased equipment amounts to $49,028 and is included in property and equipment at December 31, 2003.  Accumulated amortization of the leased equipment at December 31, 2003 amounted to $10,829.  Amortization of assets under capital leases is included in depreciation expense.

ITEC ENVIRONMENTAL GROUP, INC.

A DEVELOPMENT STAGE COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2003 AND 2002

4.

Capital Lease Obligation (continued)

The future minimum lease payments required under the capital lease and the present values of the net minimum lease payments as of December 31, 2003 are as follows:

Year ending December 31,	Amount

2004	$19,458
2005	19,458
2006	12,389
2007	8,512
Total minimum lease payments	59,817
Less: Amount representing interest	(20,929)

Present value of net minimum lease payments	38,888
Less: Current maturities of capital lease obligation	(10,078)

Long-term capital lease obligation	$28,810

5.

Accrued Liabilities

Accrued liabilities at December 31, 2003 and 2002 consist of the following:

	2003	2002
Accrued payroll	$142,702	$131,891
Accrued payroll taxes	4,906	11,872
Accrued interest	20,000	-
Accrued professional fees	40,112	-
Other	2,006	113,744

Total	$209,726	$257,507

6.

Common Stock

The Articles of Incorporation of ITec authorize a maximum of 750,000,000 shares of $0.001 par value common stock and 10,000,000 shares of $0.001 par value preferred stock.  Each share of common stock is entitled to one voting right, the right to share in earnings and the right to share in assets upon liquidation.  At December 31, 2003, 70,512,008 shares of common stock were issued and outstanding.

As described in Note 1, on May 4, 2001, Beechport entered into a merger agreement with ITec to acquire all the issued and outstanding shares of common stock of ITec in exchange for 6,651,987 shares of Beechport’s common stock.  This business combination resulted in the shareholders of ITec owning approximately 66.5%

ITEC ENVIRONMENTAL GROUP, INC.

A DEVELOPMENT STAGE COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2003 AND 2002

6.

Common Stock (continued)

of the issued and outstanding shares of the Company's common stock (10,000,000 shares were outstanding upon completion of the transaction), and the Company holding 100% of the issued and outstanding shares of ITec's common stock.  The transaction was accounted for as a reverse merger.  Therefore, ITec was deemed to be the accounting acquirer.

This transaction is treated as a recapitalization of ITec, with no revaluation of assets and liabilities.  Beechport was a shell corporation at the time of the exchange, and, therefore, the acquisition was recorded under the reverse merger guidelines.

Sale of Common Stock

In 2002, the Company through a private placement with a group of investors issued 22,305,068 shares of its common stock for $1,641,902.

In 2003, the Company through a private placement with a group of investors issued 6,042,043 shares of its common stock for $172,940.

Common Stock Issued for Services

In 2002, the Company issued 7,000,000 shares of Common Stock, valued at $888,438, in lieu of cash to consultants in payment for consulting services performed.

In 2003, the Company issued 8,039,417 shares of Common Stock, valued at $320,137, in lieu of cash to consultants in payment for consulting services performed.

In 2003, the Company issued 12,500,000 shares of Common Stock, valued at $500,000 to a consultant in payment for consulting services performed, under a consulting services agreement.

In 2003, the Company issued 2,000,000 shares of Common Stock, valued at $72,000, in lieu of cash to officers and employees in payment for services performed.

7.

Notes Payable

The Company entered into an agreement with Glenwood Marketing Associates, Inc., (GMA) effective April 25, 2000, whereby GMA agreed to lend $1,100,000 to the Company.  From this $1,100,000 loan, the Company agreed to pay $200,000 of capital formation fees to GMA.  These fees were expensed in the year incurred.  The loan bears interest at 10% per annum payable in monthly interest-only payments for the 36-month term of the loan.

ITEC ENVIRONMENTAL GROUP, INC.

A DEVELOPMENT STAGE COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2003 AND 2002

7.

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

In June 2003, Glenwood Marketing Associates, Inc., filed a lawsuit against the Company seeking a Temporary Restraining Order to refrain from entering into a Line of Credit with or transfer of stock to Cornell Capital.  This proceeding was filed in Supreme Court of the State of New York for Nassau County.  In August, this action was moved into the United States District Court for the Eastern District of New York.  The Company is defending its position against this lawsuit.

In July 2003, the Company withdrew its lawsuit for declaratory relief in the amount of $1,100,000 against Glenwood Marketing Associates, Inc. filed in California Superior Court for Stanislaus County.  In November 2003, ITec filed a motion for a change of venue to the United States District Court, Eastern District of California.

In July 2003, the Company borrowed $100,000 through a Note Payable bearing 8% interest annually due and payable in December 2003.  In August 2003, the Company rolled the aforementioned $100,000 Promissory Note due in December, 2003 into a new $600,000 Promissory Note Payable (the “Note”) bearing 8% interest annually due and payable in January 2004.  Interest is payable at maturity.  The Note Unit consisted of $600,000 principal amount of 8.0% unsecured Note, due January 31, 2004, and a Common Stock Purchase Warrant to purchase 1,000,000 shares of the Company’s common stock, par value $0.001 per share (the Common Stock), at an exercise price of $0.04 per share.  The Warrant expires on July 31, 2005.  Total funds received of $600,000 were allocated $6,000 to the Note Warrant and $594,000 to the Note.

The value allocated to the Note Warrant is being amortized to interest expense over the term of the Note.  At December 31, 2003, the unamortized discount on the Note is approximately $1,000.  Notes payable amounted to $1,699,000 net of $1,000 of unamortized discount at December 31, 2003.

8.

Operating Leases

Effective April 2001, the Company entered into a lease agreement for office facilities in California.  Under terms of the lease, the Company agreed to pay monthly lease payments of $900 for 36 months.  This lease was terminated in February 2003 without cost to the Company.

Effective January 2003, the Company entered into a lease agreement for office and plant facilities (totaling 7,000 square feet) in California.  Under terms of the lease, the Company agreed to pay monthly lease payments of approximately $3,500 for 24 months.

ITEC ENVIRONMENTAL GROUP, INC.

A DEVELOPMENT STAGE COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2003 AND 2002

8.

Operating Leases (continued)

Future minimum rentals under this operating lease are as follows:

Year Ending December 31,
2004	$42,904
2005	3,584

Total	$46,488

9.

Technology License

Effective June 30, 2000, the Company entered into a five-year patent license agreement with Honeywell International, Inc. (Honeywell), whereby the Company obtained a non-exclusive, nontransferable worldwide license to practice the methods and to make, use, and sell, the products which are covered by the proprietary rights, limited to the field of use of separating and recovering motor oil from high density polyethylene plastic.  Under the terms of the agreement, the Company agreed to pay a $50,000 non-refundable initial license fee and an additional minimum annual royalty commencing upon delivery of the first equipment to an ITec customer, of the greater of $50,000 or 5% of the gross sales of all products and or services sold in the United States and 3% of the products and or services sold in countries other than the United States.  The initial license fee of $50,000 is not creditable toward the minimum annual royalty and was payable in three equal installments.  This license agreement automatically renews for additional one-year periods after the end of the initial five-year term unless written notice is given by either party of its intent to terminate the agreement.  Honeywell may terminate this agreement in the event of a bankruptcy filing or insolvency of the Company, an assignment for the benefit of creditors of the Company, the nationalization of the industry which encompasses any products or services, any suspension of payments under the terms of the agreement by government regulation, the Company's failure to commence manufacture, a substantial change in ownership of the Company (whether resulting from merger, acquisition, consolidation or otherwise), another company or person acquiring control of the Company, or the existence of a state of war between the United States and any country where the Company has a license to manufacture products or provide services. In addition, if either party to the agreement defaults for any reason in any of the obligations under the terms of the agreement, the other party will have the right to terminate the agreement by giving at least 60 days’ written notice.

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

ITEC ENVIRONMENTAL GROUP, INC.

A DEVELOPMENT STAGE COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2003 AND 2002

9.

Technology License (continued)

The $50,000 license fee is recorded as an intangible asset and is being amortized over the initial five year term of the license agreement on a straight-line basis.  Management's policy with respect to long-lived assets, including intangible assets, is to periodically review the carrying amounts, at least annually, to determine if there is any impairment in the carrying value.  As of December 31, 2003, management believes that there is no impairment in the carrying value of any of its long-lived assets.  Accumulated amortization at December 31, 2003 amounted to $35,000.

10.

Receivable – Related Party

On July 5, 2000, the Company's Board of Directors approved and authorized the Company to make a loan of $250,000 to the Company's President.  The loan, according to the minutes of the Board meeting, is interest only for ten years with the total principal due at the end of ten years.  Interest in the amount of $21,197 has been waived for the year ended December 31, 2003; $18,958 has been waived in the year ended December 31, 2002; and $9,479 in year ended December, 2001 by the board of directors and was recorded as compensation expense in the respective periods.  As of December 31, 2003, a balance of $147,973 was still due on the loan.

11.

Income Taxes

Significant components of the provision for taxes based on income for the year ended December 31 are as follows:

	2003	2002
Current
Federal	$-	$-
State	4,123	193

	4,123	193
Deferred
Federal	-	-
State	-	-

	-	-

Provision for income taxes	$4,123	$193

ITEC ENVIRONMENTAL GROUP, INC.

A DEVELOPMENT STAGE COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2003 AND 2002

11.

Income Taxes (continued)

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.  Significant components of the Company's deferred tax assets and liabilities for income taxes consist of the following:

	2003	2002
Deferred tax asset
Net operating loss carryforward	$3,003,977	$2,238,094

Total deferred tax asset	3,003,977	2,238,094

Deferred tax liability
Differences between book and
tax depreciation	(4,434)	-
State income tax benefit	(117,179)	-

Total deferred tax liability	(121,613)	-

Net deferred tax asset before
valuation allowance	2,882,364	2,238,094
Less valuation allowance	(2,882,364)	(2,238,094)
Net deferred tax asset	$-	$-

A reconciliation of the provision for income tax expense with the expected income tax computed by applying the federal statutory income tax rate to income before provision for (benefit from) income taxes for the years ended December 31, 2003 and 2002 is as follows:

	2003	2002

Income tax provision (benefit) computed
at federal statutory rate	(34.00%)	(34.00%)

State income tax rate	(8.84%)	(8.84%)

Valuation allowance	43.10%	42.85%

Effective income tax rate	0.26%	0.01%

The Company’s effective income tax rate is lower than what would be expected if the federal statutory rate were applied to income before income taxes primarily because of certain expenses deductible for financial reporting purposes that are not deductible for tax purposes, and operating loss carryforwards.

ITEC ENVIRONMENTAL GROUP, INC.

A DEVELOPMENT STAGE COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2003 AND 2002

11.

Income Taxes (continued)

At December 31, 2003 and 2002, the Company has available approximately $7,819,000 and $6,190,000 in net operating loss carryforwards available to offset future federal and state income taxes, respectively, which expire through 2021.  Realization is dependent on generating sufficient taxable income prior to expiration of the loss carryforwards.  A change of greater than 50% of the Company ownership could significantly reduce the availability of the tax credits.  This and other components of deferred tax asset accounts are described above.  At December 31, 2003 and 2002, the Company has provided a valuation allowance to reduce its net deferred tax asset to zero.  The amount of deferred tax asset considered realizable, however, can be revised in the near term based upon future operating conditions during the carryforwards period.

12.

Stock Options and Warrants

The Company has adopted an incentive stock plan (the “Plan”) under which options granted are intended to qualify as “incentive stock options’ under Section 422A of the Internal Revenue Code of 1986, as amended.  Pursuant to the Plan, options to purchase up to 45,455 shares of the Company’s common stock may be granted to employees of the Company.  The Plan is administered by the Board of Directors which is empowered to determine the terms and conditions of each option subject to the limitation that the exercise price can not be less than market value of the common stock on the date of grant (110% of the market value in the case of options granted to an employee who owns 10% or more of the Company’s outstanding common stock) and no option can have a term in excess of 10 years (5 years in the case of options granted to an employee who owns 10% or more of the Company’s outstanding common stock). As of December 31, 2003, no options have been granted under the Plan.

On May 28, 2001, the Company adopted the Beechport Capital Corporation 2001 Stock Plan which covers the issuance of up to 1,000,000 shares of common stock either directly or pursuant to options to eligible employees, directors, officers of and consultants and advisors of the Company.  The Company filed a registration statement on Form S-8 with the Securities and Exchange Commission to register the shares covered under the Plan.

In May, 2002, the Company established Beechport Capital Corp 2002 Stock Plan which covers issuance of 2,000,000 shares of common stock either directly or pursuant to options to eligible employees, directors, officers of and consultants and advisors of the Company.  The Company filed a registration statement on Form S-8 with the Securities and Exchange Commission to register the shares covered under the Plan.

In 2002, the Company issued warrants convertible into 2,000,000 shares of common stock under this plan to employees and consultants.  The warrants have an exercise price of $0.18 per share.

In November 2002, the Company established the ITec Environmental Group, Inc., 2002 Stock Plan (“2002 Stock Plan”) which covers the issuance of 4,000,000 shares of common stock either directly or pursuant to options to eligible employees, directors, officers of and consultants and advisors of the Company.  The Company filed a registration statement on Form S-8 with the Securities and Exchange Commission to register the shares covered under the Plan.  In 2002, the Company issued 4,000,000 shares under the terms of this Plan.

ITEC ENVIRONMENTAL GROUP, INC.

A DEVELOPMENT STAGE COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2003 AND 2002

12.

Stock Options and Warrants (continued)

In March 2003, the Company established the ITec Environmental Group, Inc., 2003 Stock Plan (“2003 Stock Plan”) which covers the issuance of 20,000,000 shares of common stock either directly or pursuant to options to eligible employees, directors, officers of and consultants and advisors of the Company.  The Company filed a registration statement on Form S-8 with the Securities and Exchange Commission to register the shares covered under the Plan.  In 2003, the Company issued warrants convertible into 200,000 shares of common stock under this plan to employees and consultants.  The warrants have an exercise price of $0.04 per share.  In 2003, the Company issued 10,039,417 shares under this plan.

The Company has adopted the provisions of Financial Interpretation No. 44.  Accordingly, the Company applies APB Opinion No. 25 and related interpretations in accounting for its plans for employees.  If the Company had elected to recognize compensation expense based upon the fair value at the grant date for awards under this plan consistent with the methodology prescribed by SFAS No. 123, the Company's net loss and loss per share would be reduced to the pro forma amounts indicated below for the years ended December 31:

	2003	2002
Net loss
As reported	$(1,633,534)	$(2,563,732)
Pro forma	$(1,633,534)	$(2,755,732)
Basic and diluted loss per common share
As reported	$(0.03)	$(0.12)
Pro forma	$(0.03)	$(0.13)

Options and warrants are granted at prices that are equal to the current fair value of the Company’s common stock at the date of grant.  The Company records compensation expense on options granted at prices below the current fair market value.  The vesting period is determined by the Board of Directors, and it is usually related to the length of employment or consulting contract period.  However, all warrants granted to date are immediately vested.

The fair value of these warrants was estimated at the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions for the years ended December 31, 2003; dividend yield of 0%; expected volatility of 50%; risk-free interest rate of 5.5%; and expected life of 2 years.

The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options, which have no vesting restrictions and are fully transferable.  In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility.  Because the Company's employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its stock options.  The weighted-average fair value of options and warrants granted during the year ended December 31, 2003 and 2002, was $0.005 and $0.13, respectively.

ITEC ENVIRONMENTAL GROUP, INC.

A DEVELOPMENT STAGE COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2003 AND 2002

12.

Stock Options and Warrants (continued)

The following table summarizes information with respect to stock options outstanding and exercisable at December 31, 2003:

	Options and Warrants Outstanding			Options and Warrants Exercisable
Range of Exercise Prices	Number Outstanding as of December 31, 2003	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable as of December 31, 2003	Weighted Average Exercise Price

$0.12	1,200,000	1.33	$0.04	1,200,000	$0.04
$0.18	2,000,000	3.83	0.18	2,000,000	0.18

	3,200,000	2.89	$0.15	3,200,000	$0.15

The following table summarizes information with respect to stock options outstanding and exercisable at December 31, 2002:

	Options and Warrants Outstanding			Options and Warrants Exercisable
Range of Exercise Prices	Number Outstanding as of December 31, 2002	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable as of December 31, 2002	Weighted Average Exercise Price

$0.18	2,000,000	4.83	$0.18	2,000,000	$0.18

	2,000,000	4.83	$0.18	2,000,000	$0.18

ITEC ENVIRONMENTAL GROUP, INC.

A DEVELOPMENT STAGE COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2003 AND 2002

12.

Stock Options and Warrants (continued)

The following summarizes the Company's stock option and warrants activity:

	Warrants And Stock Options Outstanding	Weighted Average Exercise Price

Outstanding December 31, 2001	-	$-

Granted	2,000,000	$0.18
Exercised	-	$-
Expired/Cancelled	-	$-

Outstanding December 31, 2002	2,000,000	$0.18

Granted	1,200,000	$0.04
Exercised	-	$-
Expired/Cancelled	-	$-

Outstanding December 31, 2003	3,200,000	$0.15

The options and warrants expire 4 years from the original date of grant.  In 2002, warrants convertible into 1,600,000 shares of common stock were granted to officers and directors.  In 2003, warrants convertible into 1,000,000 shares of common stock were granted in conjunction with debt financing (see Note 7).

13.

Subsidiary

On April 11, 2001, ITec formed a wholly-owned subsidiary and incorporated it as a Delaware corporation known as ECO2 Environmental Systems.  The only activities to date were the registration of a trademark for ECO2 and the sale of a recycling machine to an Italian company operating in Italy.

14.

Agreements

The Company has entered into an agreement with Cesmet Laboratories SRL, (“Cesmet”) an Italian company for a cooperative effort and the oversight of ITec's Italian operations.  The fees for this agreement are on a time and expense basis billed monthly.  A director of the Company is a 50% owner of Cesmet.  The Company paid fees of $25,645 and $118,436 to Cesmet in 2003 and 2002, respectively.  Effective July 1, 2003, the Company terminated its agreement with Cesmet.

The Company has no employment agreements with its officers.

15.

Subsequent Events

In February 2004, the SB2 registration filed in June 2003 to raise up to $5 million in equity was declared effective.

On February 24, 2004, ITec (“holder” or the “Company”) executed an agreement with Cornell Capital Partners, LP whereby the Company issued $500,000 in notes payable.  This note bears an annual interest rate of 24% beginning ninety (90 days) from the date of the note.  The Company agreed to put in an escrow with the law firm, Butler Gonzalez, LLP, fifty million (50,000,000) shares of the Company’s common stock (“escrowed shares”) and twenty (20) advance notices of not less than $25,000 each.  The law firm shall release these advance notices to the holder every seven (7) calendar days commencing April 5, 2004.  In the event that the escrowed shares are insufficient to repay all amounts due under the note, the Company will immediately place in escrow additional shares of common stock sufficient to repay all the outstanding balance of the note.  At the option of the holder, the interest due can be paid either by Company’s common stock or cash.

On March 1, 2004, ITec entered into an agreement with NI Industries, Inc. to lease a 50,000 square-foot production and office facility in Riverbank, California.  Rent for the facility will be: (i) $0 for the first, second, third and fourth month; (ii) $4,000 for the fifth month; (iii) $9,000 for the sixth month; (iv) $11,000 for the seventh month; (v) $13,000 for the eighth month; (vi) $15,000 for the ninth month; and (vii) $18,370 per month thereafter.  The term of the lease is five (5) years and four (4) month effective March 1, 2004.  ITec has the option to extend the lease for an additional five-year term after expiration.