Form 10QSB
period 2004-03-31
ITEC ENVIRONMENTAL GROUP INC
filed 2004-05-18
CIK 855372

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

[X]

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2004

[  ]

TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from ________________ to _______________

33-31067

(Commission file number)

ITEC ENVIRONMENTAL GROUP, INC.

(Exact name of small business issuer as specified in its charter)

DELAWARE (State or other jurisdiction of incorporation or organization)	31-1705310 (I.R.S. Employer Identification No.)

693 Hi Tech Parkway Suite 3,  Oakdale, CA    95361

(Address of principal executive offices)

(209) 848-3900

 (Issuer's telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                      Yes [X]    No [  ]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of March 31, 2004, the issuer had 121,736,479  shares of common stock, $.001 par value, outstanding.

Transitional Small Business Disclosure Format (Check one):  Yes [ ]   No [X]

ITec Environmental Group, Inc.

31 March 2004 10-QSB

INDEX

PART I - FINANCIAL INFORMATION

Page

Item 1.  Consolidated Financial Statements (Unaudited)

1

  Consolidated Balance Sheets as of March 31, 2004 and December 31, 2003

1-2

  Consolidated Statements of Operations

    for the three and months ended March 31, 2004 and 2003

    and for the period from inception (March 28, 2000) through

    March 31, 2004

3

  Consolidated Statements of Cash Flows for the three months ended March 31, 2004 and 2003 and for the period from

    inception (March 28, 2000) through March 31, 2004

 4-5

  Notes to Consolidated Financial Statements

 6-20

Item 2.  Management's Discussion and Analysis of Financial

              Condition and Results of Operations

  21

Item 3.  Controls and Procedures

 26

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

27

Item 2.  Changes in Securities

27

Item 3.  Defaults upon Senior Securities

27

Item 4.  Submission of Matters to a Vote of Security Holders

27

Item 5.  Other Information

27

Item 6.  Exhibits and Reports on Form 8-K

27

            Certifications

SIGNATURES

28

i.

PART I.  FINANCIAL INFORMATION

ITEM 1   FINANCIAL STATEMENTS

ITEC ENVIRONMENTAL GROUP, INC.

A DEVELOPMENT STAGE COMPANY

CONSOLIDATED BALANCE SHEETS

AS OF MARCH 31, 2004 AND DECEMBER 31, 2003

	March 31, 2004	December 31, 2003
ASSETS	(Unaudited)	(Audited)
Current Assets
Cash & Cash Equivalents	$70,986	$125
Accounts Receivable (net)	268,987	268,987
Inventory	55,094	55,094

Total Current Assets	395,067	324,206

Fixed Assets
Furniture & Equipment (net of Depreciation)	236,902	250,607

Total Fixed Assets	236,902	250,607

Other Assets
Deposits	43,049	10,224
Prepaid Expenses	97,589	12,416
Note Receivable - other	14,690	14,690
Note Receivable - officer	147,973	147,973
License Fees (net of Amortization)	12,500	15,000

Total Other Assets	315,801	200,303

Total Assets	$947,770	$775,116

(continued)

See accompanying notes to these financial statements.

ITEC ENVIRONMENTAL GROUP, INC.

A DEVELOPMENT STAGE COMPANY

CONSOLIDATED BALANCE SHEETS (CONTINUED)

AS OF MARCH 31, 2004 AND DECEMBER 31, 2003

	March 31, 2004	December 31, 2003
LIABILITIES AND EQUITY	(Unaudited)	(Audited)
Current Liabilities
Accounts payable	$835,655	$932,321
Income taxes payable	-	800
Accrued Liabilities - officer	96,332	96,332
Accrued Liabilities	237,932	209,726
Capital lease obligation - short term	12,209	10,078
Notes Payable	2,120,714	1,699,000

Total Current Liabilities	3,302,842	2,948,257

Other Liabilities
Notes payable - Italian Investors	446,463	446,463
Capital lease obligation - long term	25,893	28,810
Deferred Revenue	475,190	475,190

Total Other Liabilities	947,546	950,463

Total Liabilities	4,250,388	3,898,720

EQUITY
Preferred Stock, $0.001 par value
10,000,000 shares authorized none
issued & outstanding	-	-
Common Stock, $0.001 par value,
750,000,000 shares authorized, issued and outstanding
121,736,479 and 70,512,008 on March 31, 2004	121,737	70,512
and December 31, 2003, respectively
Paid in Capital	4,739,460	4,629,685
Accumulated deficit during development stage	(8,163,815)	(7,823,801)

Total Stockholders' deficit	(3,302,618)	(3,123,604)

Total Liabilities & Stockholders' Equity	$947,770	$775,116

See accompanying notes to these financial statements.

ITEC ENVIRONMENTAL GROUP, INC.

A DEVELOPMENT STAGE COMPANY

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS ENDED MARCH 31, 2004 AND 2003

AND FOR THE PERIOD FROM INCEPTION (MARCH 28, 2000) THROUGH MARCH 31, 2004

			For the period
			from Inception
			(March 28, 2000)
	Three Months Ended		through
	March 31, 2004	March 31, 2003	March 31, 2004
	(Unaudited)	(Unaudited)	(Unaudited)
Income
Revenue	$1,750	$5,000	$494,387

Cost of goods	-	-	229,841

Gross Profit	1,750	5,000	264,546

Operating Expenses
Plant Expenses	5,635	7,272	151,101
Payroll	99,585	83,233	1,630,892
Consulting Fees	117,801	51,025	3,936,153
Research and Development	-	-	115,490
General and administrative	36,634	85,743	1,983,881
Depreciation & Amortization	16,205	4,542	105,314
Total Operating Expenses	275,860	231,815	7,922,831

Other Income(expense)
Interest expense	65,104	39,829	476,385
Other expense	800	24	24,829
Total other income (expenses)	65,904	39,853	501,214

Net loss before taxes	(340,014)	(266,668)	(8,159,499)

Provision for income taxes	-	2,200	4,316

Total Net Income (Loss)	$(340,014)	$(268,868)	$(8,163,815)

Shares Outstanding - basic and diluted	96,068,309	44,080,401	29,872,697
Loss per share - Basic	$(0.00)	$(0.01)	$(0.27)
Loss per share - Diluted	$(0.00)	$(0.01)	$(0.27)

See accompanying notes to these financial statements.

ITEC ENVIRONMENTAL GROUP, INC.

A DEVELOPMENT STAGE COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2004 AND 2003

AND FOR THE PERIOD FROM INCEPTION (MARCH 28, 2000) THROUGH MARCH 31, 2004

			For the period
			from inception
			(March 28, 2000)
	Three Months Ended		through
	March 31,	March 31,	March 31,
	2004	2003	2004
	(Unaudited)	(Unaudited)	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$(340,014)	$(268,868)	$(8,163,815)
Adjustments to reconcile net loss to net cash used
by operating activities:
Depreciation and amortization	13,705	2,043	67,814
Amortization of license fees	2,500	2,500	37,500
Bad debt expense	-	-	50,380
Shares issued for Services	41,000	15,000	2,841,703
Shares issued for compensation	-	-	72,000
Amortization of loan origination fees	40,714	-	40,714
Warrants issuance costs	1,000	-	6,000

Changes in assets and liabilities
Decrease (increase) in accounts receivable	-	13,744	(319,367)
Decrease (increase) in inventory	-	(13,000)	(55,094)
Decrease (increase) in prepaid expenses and deposits	(117,998)	1,283	(140,638)
Decrease (increase) in other assets/liabilities	(786)	(3,000)	(786)
Increase in accounts payable	(96,665)	75,027	835,656
Increase in income taxes payable	(800)	-	-
Increase (decrease) in accrued liabilities	28,206	35,334	334,264
Increase (decrease) in deferred revenue	(1)	173,576	475,189
Net cash used in operating activities	$(429,139)	$33,639	$(3,918,480)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	$-	$(29,081)	$(255,688)
Purchase of license fee	-	-	(50,000)
Advances made on notes receivable	-	12,500	(162,663)
Net cash (used in) provided by investing activities	$-	$(16,581)	$(468,351)

CASH FLOWS FROM FINANCING ACTIVITIES
Sale of common stock	$-	$81,250	$1,821,494
Proceeds from issuance of notes payable	500,000	(98,578)	2,646,463
Payments on capital lease obligations	-	-	(10,140)
Net cash provided by financing activities	$500,000	$(17,328)	$4,457,817

(continued)

See accompanying notes to these financial statements.

ITEC ENVIRONMENTAL GROUP, INC.

A DEVELOPMENT STAGE COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

FOR THE THREE MONTHS ENDED MARCH 31, 2004 AND 2003

AND FOR THE PERIOD FROM INCEPTION (MARCH 28, 2000) THROUGH MARCH 31, 2004

			For the period
			from inception
			(March 28, 2000)
			through
	March 31,	March 31,	March 31,
	2004	2003	2004
	(Unaudited)	(Unaudited)	(Unaudited)

Increase (decrease) in cash and cash equivalents	$70,861	$(270)	$70,986

Balance at beginning of year	125	393	-

Balance at end of year	$70,986	$123	$70,986

Supplemental disclosures:

Cash paid for interest	$-	$986	$109,467
Cash paid for taxes	$1,600	$2,200	$4,000

Supplemental Schedule of Non-Cash Investing and Financing Activities:
			For the period
			from inception
			(March 28, 2000)
			through
	March 31,	March 31,	March 31,
	2004	2003	2004

Common stock issued for compensation	$-	$-	$72,000

Common stock issued for services	$41,000	$15,000	$2,841,703

Warrants issuance	$1,000	$-	$6,000

Debt conversion into common stock	$20,000	$-	$-

See accompanying notes to these financial statements.

ITEC ENVIRONMENTAL GROUP, INC.

A DEVELOPMENT STAGE COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2004 AND DECEMBER 31, 2003

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

MARCH 31, 2004 AND DECEMBER 31, 2003

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

For the three month ended March 31, 2004, revenues of $1,750 were from a sale of granulated oil bottles.  The Company has no significant operating history and, from March 28, 2000, (inception) to March 31, 2004, has generated a net loss of $8,163,815.  The accompanying financial statements for the three month ended March 31, 2004, have been prepared assuming the Company will continue as a going concern.  During the year 2004, management intends to raise additional debt and/or equity financing to fund future operations and to provide additional working capital.  However, there is no assurance that such financing will be obtained in sufficient amounts necessary to meet the Company’s needs.

The accompanying financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that may result from the possible inability of the Company to continue as a going concern.

Basis of presentation

The accompanying unaudited interim consolidated financial statements represent the financial activity of ITec Environmental Group, Inc. and its subsidiaries.  The consolidated financial statements for the three and twelve months ended March 31, 2004 and December 31, 2003, have been prepared in accordance with generally accepted accounting principles for interim financial information in the US and in accordance with the instructions to Form 10-QSB and Rule 10-01 of Regulation S-X.  Accordingly, the financial statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  For further information, refer to consolidated financial statements and footnotes thereto for the fiscal quarter ended March 31, 2004, included herein.  The consolidated financial statements include the accounts of the Company and its majority-owned subsidiaries.  All inter-company transactions were eliminated.  The Company’s fiscal year ends on December 31 each year.  The financial statements and notes are representations of the management and the Board of Directors who are responsible for their integrity and objectivity.

The results of operations for such periods are not necessarily indicative of the results expected for the full fiscal year or for any future period.  The financial statements should be read in conjunction with the consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 2003.

ITEC ENVIRONMENTAL GROUP, INC.

A DEVELOPMENT STAGE COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2004 AND DECEMBER 31, 2003

1.

Description of Business and Significant Accounting Policies (continued)

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

Concentrations

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of temporary cash investments, cash equivalents and trade accounts receivables.  At March 31, 2004 and December 31, 2003, the Company had no amounts of cash or cash equivalents in U.S. financial institutions in excess of amounts insured by agencies of the U.S. Government.

At March 31, 2004 and December 31, 2003 the Company had a net trade receivable of $268,987, which is from a single customer in Italy.  Management anticipates that initial customers for its recycling systems will be from Italy.  The Company does not require collateral for its trade accounts receivables.

ITEC ENVIRONMENTAL GROUP, INC.

A DEVELOPMENT STAGE COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2004 AND DECEMBER 31, 2003

1.

Description of Business and Significant Accounting Policies (continued)

Revenue and expense recognition

The Company recognizes revenues from sales of equipment and products upon delivery to customers.  When products are configured to customer requirements, revenue is recorded upon the successful completion of any final test procedures.

Deferred revenue

Amounts billed in advance of the period in which a service is rendered or a product is delivered are recorded as a liability under "Deferred Revenue".  At March 31, 2004 and December 31, 2003, deferred revenue for the year then ended totaled $475,190 for the future sale of ECO2 systems.

The Company contracts with others for the manufacturing of the equipment.

Allowance for doubtful accounts

The Company uses the allowance method to account for uncollectible accounts receivable.  The Company provides an allowance for doubtful accounts equal to the estimated uncollectible amounts, and the allowance estimate is based on a review of the current status of trade accounts receivable.  It is reasonably possible that the Company’s estimate of the allowance for doubtful accounts will change.  Accounts receivable are presented net of an allowance for doubtful accounts of $50,380 at March 31, 2004 and December 31, 2003.

Inventory

Inventory consisted principally of auxiliary of the recycling equipment and is stated at the lower of cost (first-in, first-out method) or market.  Market is determined based on net realizable value.  Appropriate consideration is given to obsolescence, excessive levels, deterioration and other factors in evaluating net realizable value.  Inventory amounted to $55,094 at March 31, 2004 and December 31, 2003.

Advertising cost

The Company expenses advertising cost as incurred.  There were no advertising costs for the three months ended March 31, 2004 and 2003.

ITEC ENVIRONMENTAL GROUP, INC.

A DEVELOPMENT STAGE COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2004 AND DECEMBER 31, 2003

1.

Description of Business and Significant Accounting Policies (continued)

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

Comprehensive income (loss)

Comprehensive income consists of net income and other gains and losses affecting shareholders’ equity that, under generally accepted accounting principles are excluded from net income in accordance with Statement on Financial Accounting Standards No. 130, “Reporting Comprehensive Income.”  The Company, however, does not have any components of comprehensive income (loss) as defined by SFAS No. 130 and therefore, for the three months ended March 31, 2004 and 2003, comprehensive income (loss) is equivalent to the Company’s reported net income (loss).

ITEC ENVIRONMENTAL GROUP, INC.

A DEVELOPMENT STAGE COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2004 AND DECEMBER 31, 2003

1.

Description of Business and Significant Accounting Policies (continued)

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

During the three months ended March 31, 2004 and 2003, the Company did not issue any options or warrants.

Segment reporting

The Company adopted SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information".  The Company determined that it operates in a single business segment that includes the design, development and manufacture of recycling equipment and products for the commercial waste management industry.  Revenue of $5,000 for the period from January 1, 2003 to March 31, 2003, was attributable to foreign sales in Italy.  All sales and related purchase transactions are done in US dollars.  There were no foreign sales during the three month period ended March 31, 2004.

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

MARCH 31, 2004 AND DECEMBER 31, 2003

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

MARCH 31, 2004 AND DECEMBER 31, 2003

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

2.

Going Concern

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern.  The Company has suffered recurring losses from operations and has a net capital deficiency that raises substantial doubt about its ability to continue as a going concern.  The Company incurred a net loss of $340,014 during the three months ended March 31, 2004, and, as of that date, had a working capital deficiency of $2,907,774 and net capital deficiency of $3,302,618.  Management is attempting to raise additional equity.  The Company filed a Form SB-2A on June 20, 2003, in an effort to raise up to $5 million in additional financing.  The Company has received an additional $500,000 as of March 31, 2004 and another $500,000 in May 2004 in debt financing.  There is no guarantee, however, that this offering or any other efforts will result in the Company raising sufficient capital or any capital or additional financing.

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

ITEC ENVIRONMENTAL GROUP, INC.

A DEVELOPMENT STAGE COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2004 AND DECEMBER 31, 2003

3.

Property and Equipment

Property and equipment at March 31, 2004 and December 31, 2003 consist of the following:

	2004	2003

Manufacturing equipment	$242,461	$242,461
Office furniture	12,502	12,502
Computer equipment and software	34,883	34,883
Leasehold improvements	14,870	14,870

Total property and equipment	304,716	304,716
Less accumulated depreciation	(67,814)	(54,109)

Total	$236,902	$250,607

Depreciation expense for the three months ended March 31, 2004 and 2003 was $13,705 and $2,043, respectively.

4.

Accrued Liabilities

Accrued liabilities at March 31, 2004 and December 31, 2003 consist of the following:

	2004	2003
Accrued payroll	$147,150	$142,702
Accrued interest	48,625	20,000
Accrued professional fees	40,681	40,112
Other	1,476	6,912

Total	$237,932	$209,726

5.

Common Stock

The Articles of Incorporation of ITec authorize a maximum of 750,000,000 shares of $0.001 par value common stock and 10,000,000 shares of $0.001 par value preferred stock.  Each share of common stock is entitled to one voting right, the right to share in earnings and the right to share in assets upon liquidation.  At March 31, 2004 and December 31, 2003, 121,736,479 and 70,512,008 shares of common stock were issued and outstanding.

ITEC ENVIRONMENTAL GROUP, INC.

A DEVELOPMENT STAGE COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2004 AND DECEMBER 31, 2003

5.

Common Stock (continued)

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

In 2004, the Company issued 736,667 shares of Common Stock, valued at $41,000, in lieu of cash to consultants in payment for services performed.

Common Stock Issued for Debt Conversion

In 2004, the holder of a 5% Convertible Debenture Note converted $20,000 of the principal note into 487,804 shares of the Company’s Common Stock.

ITEC ENVIRONMENTAL GROUP, INC.

A DEVELOPMENT STAGE COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2004 AND DECEMBER 31, 2003

5.

Common Stock (continued)

Common Stock held in Escrow account

In 2004, Company executed a $500,000 note payable agreement with Cornell Capital whereby the Company had agreed to put in an escrow 50,000,000 shares of the Company’s common stock.  As of March 31, 2004, the holder of this note payable had converted $100,000 of the principal into 10,000,000 shares of the Company’s common stock.

6.

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

On July 14, 2003, the Nassau County court issued a Temporary Restraining Order.

ITEC ENVIRONMENTAL GROUP, INC.

A DEVELOPMENT STAGE COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2004 AND DECEMBER 31, 2003

6.

Notes Payable (continued)

On July 30, 2003, defendants removed the case to the United States District Court for the Eastern District of New York.  On April, 5, 2004, the Court, among other things, ruled that the state court's temporary restraining order had expired no later than August 9, 2003.  The Court also set a schedule for completion of discovery and other pre-trial proceedings.  On April 8, 2004, the Company filed an amended answer denying the central allegations of the plaintiff’s complaint and asserting numerous affirmative defenses, including, among other things that the alleged agreement or agreements involved are unenforceable, criminally usurious, unconscionable, fraudulent and were breached by plaintiff.

The value allocated to the Note Warrant is being amortized to interest expense over the term of the Note.  The balance at March 31, 2004 is $600,000.

In February 2004, the SB2 registration filed in June 2003 to raise up to $5 million in equity was declared effective.

On February 24, 2004, ITec (“holder” or the “Company”) executed an agreement with Cornell Capital Partners, LP whereby the Company issued $500,000 in notes payable.  This note bears an annual interest rate of 24% beginning ninety (90 days) from the date of the note.  The Company agreed to put in an escrow with the law firm, Butler Gonzalez, LLP, fifty million (50,000,000) shares of the Company’s common stock (“escrowed shares”) and twenty (20) advance notices of not less than $25,000 each.  The law firm shall release these advance notices to the holder every seven (7) calendar days commencing March 1, 2004.  In the event that the escrowed shares are insufficient to repay all amounts due under the note, the Company will immediately place in escrow additional shares of common stock sufficient to repay all the outstanding balance of the note.  At the option of the holder, the interest due can be paid either by Company’s common stock or cash.  The term of the loan agreement required the Company to pay a $190,000 loan origination fee.  This amount is amortized over the term of the loan.  The balance at March 31, 2004 is $149,286.

7.

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

MARCH 31, 2004 AND DECEMBER 31, 2003

7.

Technology License (continued)

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

The $50,000 license fee is recorded as an intangible asset and is being amortized over the initial five year term of the license agreement on a straight-line basis.  Management's policy with respect to long-lived assets, including intangible assets, is to periodically review the carrying amounts, at least annually, to determine if there is any impairment in the carrying value.  As of March 31, 2004, management believes that there is no impairment in the carrying value of any of its long-lived assets.  Accumulated amortization at March 31, 2004 and December 31, 2003 amounted to $37,500 and $35,000 respectively.

8.

Receivable – Related Party

On July 5, 2000, the Company's Board of Directors approved and authorized the Company to make a loan of $250,000 to the Company's President.  The loan, according to the minutes of the Board meeting, is interest only for ten years with the total principal due at the end of ten years.  Interest in the amount of $21,197 has been waived for the year ended December 31, 2003; $18,958 has been waived in the year ended December 31, 2002; and $9,479 in year ended December, 2001 by the board of directors and was recorded as compensation expense in the respective periods.  As of March 31, 2004 and December 31, 2003, a balance of $147,973 was still due on the loan.

9.

Income Taxes

At March 31, 2004, the Company has available approximately $7,819,000 in net operating loss carryforwards available to offset future federal and state income taxes, respectively, which expire through 2021.  Realization is dependent on generating sufficient taxable income prior to expiration of the loss carryforwards.  A change of greater than 50% of the Company ownership could significantly reduce the availability of the tax credits.  This and other components of deferred tax asset accounts are described above.  At March 31, 2004 and December 31, 2004, the Company has provided a valuation allowance to reduce its net deferred tax asset to zero.  The amount of deferred tax asset considered realizable, however, can be revised in the near term based upon future operating conditions during the carryforwards period.

ITEC ENVIRONMENTAL GROUP, INC.

A DEVELOPMENT STAGE COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2004 AND DECEMBER 31, 2003

10.

Stock Options and Warrants

The following table summarizes information with respect to stock options outstanding and exercisable at March 31, 2004:

	Options and Warrants Outstanding			Options and Warrants Exercisable
Range of Exercise Prices	Number Outstanding as of March 31, 2004	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable as of March 31, 2004	Weighted Average Exercise Price

$0.12	1,200,000	1.08	$0.04	1,200,000	$0.04
$0.18	2,000,000	3.78	0.18	2,000,000	0.18

	3,200,000	2.89	$0.15	3,200,000	$0.15

The options and warrants expire 4 years from the original date of grant.  In October 2003, warrants convertible into 1,000,000 shares of common stock were granted in conjunction with debt financing.

11.

Subsidiary

On April 11, 2001, ITec formed a wholly-owned subsidiary and incorporated it as a Delaware corporation known as ECO2 Environmental Systems.  The only activities to date were the registration of a trademark for ECO2 and the sale of a recycling machine to an Italian company operating in Italy.

12.

Agreements

The Company has entered into an agreement with Cesmet Laboratories SRL, (“Cesmet”) an Italian company for a cooperative effort and the oversight of ITec's Italian operations.  The fees for this agreement are on a time and expense basis billed monthly.  A director of the Company is a 50% owner of Cesmet.  The Company paid fees of none and $6,411 to Cesmet in three months ending at March 31, 2004 and 2003, respectively.  Effective July 1, 2003, the Company terminated its agreement with Cesmet.

The Company has no employment agreements with its officers.

ITEC ENVIRONMENTAL GROUP, INC.

A DEVELOPMENT STAGE COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2004 AND DECEMBER 31, 2003

13.

Subsequent Events

On April 9, 2004, a holder of the Company’s 5% Convertible Notes has elected to convert an aggregate of $25,000 principal amount of the note into 1,050,420 shares.

On April 12, 2004, a holder of the Company’s 5% Convertible Notes has elected to convert an aggregate of $20,000 principal amount of the note into 80,000 shares.

On April 20, 2004, a holder of the Company’s 5% Convertible Notes has elected to convert an aggregate of $25,000 principal amount of the note into 584,112 shares.

On April 1, 2005, the Company issued warrants convertible into 2,700,000 shares of common stock at an exercise price of $0.05 per share. These warrants were issued to a holder of a note payable to extend the maturity date of the note payable.

In May 2004, the Company obtained an additional $500,000 in debt financing and it placed 50 million shares of common stock into escrow to secure the amount of the debt financing.

ITEM 2.  Management's Discussion and Analysis or Plan of Operation

We use patented technology and proprietary equipment to design and  market worldwide oil and agricultural chemical container recycling equipment and related systems.  Itec's initial marketing of the technology is concentrated in California and Italy.

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

We had revenue of $1,750 for the three months ended March 31, 2004, compared with $5,000 for the three month period ended March 31, 2003.

There were no cost of goods sold related to sales for the first quarter of 2004 and 2003.  The components that make up the cost of goods sold include the auxiliary parts, labor and purchased equipment.  These sales were for granulated oil bottles and territory fees, respectively, and have no cost of goods components.

Total operating expenses increased by $44,045, or 19%, from $231,815 for the three months ended March 31, 2003 to $275,860 for the three months ended March 31, 2004.  The increase is mainly attributable to increase of $66,776 in consulting fees for the first quarter of 2004, as compared to the same period of 2003.  In first quarter of 2004, the Company incurred more fees in association with business issues and developing a plan to raise additional capital.  The increase is offset by $49,109 reduction in general and administrative expenses.

Depreciation and amortization expense increased 257% to $16,205 for the three months ended March 31, 2004, compared to $4,542 for the three months ended March 31, 2003.  The increase is due to purchases of new plant and office equipment in the remainder of 2003 and to property and equipment being placed in service during 2003 which was purchased in earlier years.

The Company recorded net interest expense of $65,104 for the three months ended March 31, 2004, as compared to $39,829 for the three months ended March 31, 2003, an increase of 63.45%.  The increase is attributed to the amortization of loan origination fees of $40,714.  For the quarter ending March 31, 2004, there were no accruals of interest expense associated with Glenwood Marketing Associates, Inc. disputed note payable in the amount of $1,100,000.  Our position is that we are no longer obligated under the terms of this note, and this matter is currently being litigated as described under Part II, Item 1., Legal Proceedings.

Our net losses increased 27.5% for the three months ended March 31, 2004 to $340,014, compared with $268,668 for the three months ended March 31, 2003.  The increase is due to primarily increases in consulting and professional fees and interest expense.

At March 31, 2004, we have available approximately $7,823,801 and $340,014 in net operating loss carry-forwards from prior years and current year to date, respectively, available to offset future federal and state income taxes which expire through 2021.  Realization is dependent on generating sufficient taxable income prior to expiration of the loss carry-forwards.  A change of greater than 50% of the Company ownership could significantly reduce the availability of these tax credits.  At December 31, 2003, we have provided a valuation allowance to reduce its net deferred tax asset to zero.  The amount of deferred tax asset considered realizable, however, can be revised in the near term based upon future operating conditions during the carry-forwards period.

Liquidity and Capital Resources

Historically, our working capital needs have been satisfied primarily through private placements of our securities and other debt instruments, such as short and long-term notes with certain investors.  We reasonably expect to continue to do so in the future, but cannot guarantee that such financing activities will be sufficient to fund our current and future projects and our ability to meet our cash and working capital needs.

At March 31, 2004, we had a working capital deficit of $2,907,774, compared to a working capital deficit of $2,624,051 at December 31, 2003.  The 10.8% increase in our working capital deficit is primarily attributed to increases in notes payable.

As of March 31, 2004, we had total assets of $947,770 and a total shareholder's holder's deficit of $3,302,618, compared with total assets of $775,116 and total stockholder's deficit of $3,123,604 at December 31, 2003.  Total assets increased due to the increase in cash, property and equipment related to the receipt of operating funds from debt instruments.  Total shareholders' deficit increased by 5.7% for the period ended March 31, 2004 due to the Company's additions to accumulated deficit in 2004 through operating losses.

For the three months ended March 31, 2004, cash used by operating activities increased to $428,353 from cash flows provided from operating activities of $33,639 for the comparable period ended March 31, 2003.  This increase is attributed to the expansion in our development activities and operating expenses in 2004.

For the three months ended March 31, 2004, we realized $500,000 in aggregate proceeds from notes payables.  For the comparable period in 2003, we had a reduction in notes payable of $98,577 and realized proceeds from the sale of common stock in the amount of $81,250.

Off-Balance Sheet Arrangements

We do not have any off balance sheet arrangements that have or are likely to have a material current or future effect on the Company's financial condition, or changes in financial condition, liquidity or capital resources or expenditures.

We have experienced cash flow shortages due to operating losses primarily attributable to development, marketing, administrative and other costs associated with our business. Cash flows from operations have not been sufficient to meet our obligations. Therefore, we have had to raise funds through several financing sources and transactions. At least until we reach breakeven volume in sales and/or acquire the capability to manufacture and sell our products profitably, or acquire other lines of business that will enable us to breakeven, we will continue to rely on cash from external financing sources. While we anticipate being able to utilize our current financing arrangements with Cornell Capital during the next 12 months as described in our prior SEC filings, there can be no assurance that these funds will be available or available in a timely manner.

Over the next 12 months, we intend to continue marketing  our ECO2TM Environmental System on a world wide basis and open a plastic recycling plant in Stanislaus County, California..

In 2000 and 2001 we received funds from Italian investors who are also business owners or partners in companies that have signed purchase orders for equipment being marketed by Itec.  During 2003, $368,768 of the notes payable have been reclassified from debt to deferred revenue.  An additional $200,917 may be reclassified from deferred revenue to revenue in 2004.  The balance of $245,546 may be reclassified to revenue during 2005.  However, no assurances can be given in this regard to future activity.

The note holders are also customers of Itec to purchase ECO2 systems who have signed purchase orders.  Knowing that the research and development schedule could last many months or years, Itec suggested that they instead receive a note receivable from Itec at a rate of 5% per annum until Itec was prepared to deliver their order for an ECO2 system.  So instead of simply placing their deposits for systems in a deferred revenue account, Itec is showing this as a note payable.  During 2003, Itec started its deliveries; these various notes are being converted to deferred revenue as the customer's system moves through the assembly process.  Then upon deliver and acceptance of the ECO2 system in Italy, Itec will then recognize the revenue from the sale.

Concurrently in the United States, we plan to both market the ECO2 Environmental System and in California operate a full scale recycling plant.  We have signed a two year lease on a 6,900 sq ft building and have purchased or leased all equipment necessary for the plastic recycling test plant in California.  The recycling pilot plant opened for operations in June 2003 and is located in Oakdale, CA. with two full time employees being hired for this operation.

We currently have contacts in place for all needed raw product and we are seeking additional sources of product for future growth. .

We have sold and we continue to market 3 different sizes of Granulators to Cities, Counties and private businesses throughout California.

One of our vendors has built 2 mobile granulating systems and is signing up accounts that will be serviced by this vendor..  This arrangement will continue at least until  the volume of contaminated oil containers is  sufficient to warrant these customers (cities, counties or private industry) to purchase granulators directly from Itec.  In this program, our vendor is collecting the fee from the City or County from their State of California "Opportunity" or "Block" Grants distributed to them by the California Intergraded Waste Management Board ("CIWMB").

Funds for these types of grants come from the Oil Recycling Fund that is administered by CIWMB.  .

In March 2004, Itec completed a lease for a larger building to install a full production recycling operation in Stanislaus County, California.  It is a five year lease with a five year option.  It has a sliding scale rent structure starting at $4,000 per month in month 5 and reaching $18,370 in month 10, with CPI increases on an annual basis.  This lease would be for a 50,000 sq ft steel frame building in a heavy industrial complex, and it would include approximately 3,500 sq ft of office space.  All infrastructure including rail sidings are in place.  Installation of equipment will take three months with the first testing of systems currently anticipated to commence in June 2004.  After completing the testing of the system, the start-up operational phase will take an additional two months. Itec intends to utilize both buildings, continuing to use the current location in Oakdale as our corporate offices and as a testing and research facility.

In addition to general administrative expenses, payroll and benefits, and legal and audit expenses, our cash needs for the next twelve months to implement portions of our business plan will require at least the following: Sales and marketing - approximately no less than $445,000  to fund both the European office and our US activities, brochures and trade show meetings, advertising and promotions.  Research and development - approximately no less than$380,000  comprised of continuing research and testing in the use of bio-solvents and their effect on the cleaning process, testing of all samples of plastic for residue after the CO2 process, developing additional suppliers and manufactures of the ECO2 system and related equipment.  Capital projects - approximately no less than $700,000 to start up the full scale recycling/processing plant in California.

Strategic Alliance Agreements

Itec continues to engage in  discussions for the purpose of entering into manufacturing, technology and sales alliances.  Such discussions are ongoing.

While the Company has not signed any definitive agreements, the Company is also actively seeking acquisitions or business opportunities to, among other things, increase revenues and improve stockholder value, which businesses or lines of business may or may not relate to the current core business of the Company.

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

Equity

Itec filed in June 2003 a SB-2 registration statement with the Securities and Exchange Commission seeking approval to issue up to 260,250,000 shares of its common stock for $5,000,000 of equity with Cornell Capital Partners, LP.  On February 12, 2004, Itec received notice ordering declared effective that registration statement.

Forward-Looking Statements

In addition to historical information, this Quarterly Report on Form 10-QSB contains forward-looking statements that involve risks and uncertainties that could cause our actual results to differ materially.  Factors that might cause or contribute to such differences include, but are not limited to, those discussed in the section entitled "Management's Discussion and Analysis of Financial Position and Results of Operations--Risk Factors.”  When used in this report, the words "expects," "anticipates," "intends," "plans," "believes," "seeks," "estimates" and similar expressions are generally intended to identify forward-looking statements.  You should not place undue reliance on these forward-looking statements, which reflect our opinions only as of the date of this Quarterly Report.  We undertake no obligation to publicly release any revisions to the forward-looking statements after the date of this document.  You should carefully review the risk factors described in other documents we file from time to time with the Securities and Exchange Commission, including the Annual Report on Form 10-KSB for the fiscal year ended December 31, 2003 and the other Quarterly Reports on Form 10-QSB filed by us in our fiscal year 2004, which runs from January 1, 2004 to December 31, 2004.

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

IF WE CANNOT OBTAIN ADDITIONAL FUNDS WHEN NEEDED, OR ACHIEVE PROFITABILITY WE MAY NOT BE ABLE TO CONTINUE AS A GOING CONCERN.

Our independent auditors have included an explanatory paragraph in their 2003 audit report referring to our recurring operating losses and a substantial doubt about our ability to continue as a going concern.  There can be no assurance that we will be able to raise additional funds or achieve planned sales volumes.  If we do not secure additional funding, we will be unable to conduct all of our product development efforts as planned, and we may need to cease operations or sell assets.  In addition, the existence of the explanatory paragraph in the audit report may in and of itself cause our stock price to decline as certain investors may be restricted or precluded from investing in companies that have received this notice in an audit report.

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

WE HAVE A HISTORY OF LOSSES.

We have never been profitable, and we have had operating losses since our inception.  To date, we have engaged primarily in research and development efforts.  The further development and commercialization of our products will require substantial development, regulatory, sales and marketing, manufacturing and other expenditures.  We have only generated limited revenues from product sales.  Our accumulated deficit was about $8.1 million at March 31, 2004.

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

ITEM 3.  Controls and Procedures

An evaluation was carried out by the Company's management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures as of March 31, 2004 (as defined in Rule 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934).  Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the design and operation of these disclosure controls and procedures were effective as of the end of the quarter.

During the period covered by this report, there have been no changes in the

Company's internal control over financial reporting that have materially affected or is reasonably likely to materially affect the Company's internal control over financial reporting.

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

On July 14, 2003, the Nassau County court issued a Temporary Restraining Order.

On July 30, 2003, defendants removed the case to the United States District Court for the Eastern District of New York.  On April, 5, 2004, the Court, among other things, ruled that the state court's temporary restraining order had expired no later than August 9, 2003.  The Court also set a schedule for completion of discovery and other pre-trial proceedings.  On April 8, 2004, the Company filed an amended answer denying the central allegations of the plaintiff’s complaint and asserting numerous affirmative defenses, including, among other things that the alleged agreement or agreements involved are unenforceable, criminally usurious, unconscionable, fraudulent and were breached by plaintiff.

ITEM 2.  Changes in Securities and Use of Proceeds

During the first quarter, the Company issued and sold to Cornell Capital Partners $500,000 of the Company’s common stock pursuant to that certain June, 2003 Equity Line of Agreement as previously filed with the SEC in reliance upon the provisions of Regulation D (“Regulation D”) of the Securities Act of 1933, as amended, and the regulations promulgated thereunder.

ITEM 3.  Defaults Upon Senior Securities   (None)

ITEM 4.  Submission of Matters to a Vote of Security Holders   (None)

ITEM 5.  Other Information  (None)

ITEM 6.  Exhibits and Reports on Form 8-K

(a)  Exhibits

31.1 Certification of Chief Executive Officer and acting Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 Certification of Chief Executive Officer and acting Chief Financial Officer pursuant to 18 U.S.C. Section 1350.

(b) Reports on Form 8-K

Form 8-K filed on March 25, 2004, Item 5 Other Events, to report announced changes to its Board of Directors, and incorporated by reference herein.

Form 8-K/A filed on January 07, 2004, Item 7, Financial Statements, Pro Forma Financial Information and Exhibits, Letter from Henry Schiffer, CPA, an Accountancy Corporation and incorporated by reference herein.

SIGNATURES

     In accordance with the requirements of the Exchange Act, the Company caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  May 17, 2004

ITEC ENVIRONMENTAL GROUP, INC.

(Registrant)

BY  /s/ Gary M. De Laurentiis

Gary M. De Laurentiis

Chief Executive Officer

Acting Chief Financial Officer