Form 10QSB
period 2004-06-30
ITEC ENVIRONMENTAL GROUP INC
filed 2004-08-23
CIK 855372

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE
SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2004

Commission File #333-31067

Itec Environmental Group, Inc.
(Exact name of small business issuer as specified in its charter)

Delaware
(State or other jurisdiction of incorporation or organization)

31-1705310
(IRS Employer Identification Number)

693 Hi Tech Parkway, Suite 3, Oakdale, CA 95361
(Address of principal executive offices)(Zip Code)

(209) 848-3900
(Registrant's telephone no., including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [X ] No [  ]

The number of shares of the Company's common stock outstanding on June 30, 2004: 173,003,609

Itec Environmental Group, Inc.
FORM 10-QSB
Table of Contents

PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements

Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations

Item 3 - Controls and Procedures

PART II - OTHER INFORMATION

Item 1 – Legal Proceedings

Item 2 - Changes in Securities

Item 3 - Defaults Upon Senior Securities

Item 4 - Submission of Matters to a Vote of Security Holders

Item 5 - Other Information

Item 6 - Exhibits and Reports on Form 8-K

SIGNATURES

ITEC ENVIRONMENTAL GROUP, INC.
A DEVELOPMENT STAGE COMPANY
CONSOLIDATED BALANCE SHEETS

PART I - FINANCIAL INFORMATION

Item 1.    Consolidated Financial Statements

	June 30, 2004	December 31, 2003

ASSETS	(Unaudited)	(Audited)
Current Assets
Cash & Cash Equivalents	$—	$125
Accounts Receivable (net)	297,339	268,987
Inventory	55,094	55,094

Total Current Assets	352,433	324,206

Fixed Assets
Furniture & Equipment (net of Depreciation $81,545 & $54,109)	223,171	250,607

Total Fixed Assets	223,171	250,607

Other Assets
Deposits	43,049	10,224
Prepaid Expenses	87,339	12,416
Note Receivable – other	14,690	14,690
Note Receivable – officer	147,973	147,973
License Fees (net of Amortization $40,000 & $35,000)	10,000	15,000

Total Other Assets	303,051	200,303

Total Assets	$878,655	$775,116

(continued)

See accompanying notes to these financial statements.

1

ITEC ENVIRONMENTAL GROUP, INC.
A DEVELOPMENT STAGE COMPANY
CONSOLIDATED BALANCE SHEETS (CONTINUED)

	June 30, 2004	December 31, 2003

LIABILITIES AND EQUITY	(Unaudited)	(Audited)

Current Liabilities
Accounts payable	$1,020,047	$932,321
Income taxes payable	—	800
Amount due - officers	96,332	96,332
Accrued Liabilities	323,360	209,726
Capital lease obligation - short term	11,746	10,078
Notes Payable	2,079,214	1,699,000

Total Current Liabilities	3,530,699	2,948,257

Other Liabilities
Notes payable - Italian Investors	446,463	446,463
Capital lease obligation - long term	22,797	28,810
Deferred Revenue	475,191	475,190

Total Other Liabilities	944,451	950,463

Total Liabilities	4,475,150	3 ,898,720

EQUITY
Preferred Stock, $0.001 par value
10,000,000 shares authorized none
issued & outstanding	—	—
Common Stock, $0.001 par value,
750,000,000 shares authorized, issued and outstanding
173,003,609 and 70,512,008 on June 30, 2004
and December 31, 2003, respectively	173,004	70,512
Paid in Capital	4,926,687	4,629,685
Accumulated deficit during Development stage	(8,696,186)	(7,823,801)

Total Stockholders' deficit	(3,596,495)	(3,123,604)

Total Liabilities & Stockholders' Equity	$878,655	$775,116

See accompanying notes to these financial statements.

2

ITEC ENVIRONMENTAL GROUP, INC.
A DEVELOPMENT STAGE COMPANY
CONSOLIDATED STATEMENTS OF OPERATIONS
For the Three and Six Months Ended
and for the Period from Inception (March 28, 2000) through June 30, 2004

					For the period
					from Inception
	Three months ended		Six months ended		(March 28, 2000)
					Through
	June 30, 2004	June 30, 2003	June 30, 2004	June 30, 2003	June 30, 2004

	(Unaudited)	(Audited)	(Unaudited)	(Audited)	(Unaudited)
Income
Revenue	$—	$450,250	$1,750	$455,250	$494,387

Cost of goods	—	201,200	—	201,200	229,841

Gross Profit	—	249,050	1,750	254,050	264,546

Operating Expenses
Plant Expenses	17,482	36,189	23,117	43,461	168,583
Payroll	125,497	89,623	225,082	172,856	1,756,389
Consulting Fees	138,801	218,854	256,602	269,879	4,074,954
Research and Development	12,000	3,750	12,000	3,750	127,490
General and administrative	117,575	21,876	154,209	107,619	2,101,456
Depreciation & Amortization	16,231	16,133	32,436	20,675	121,545

Total Operating Expenses	427,586	386,425	703,446	618,240	8,350,417

Other Income(expense)
Other revenue	(32,351)		(32,351)		(32,351)
Interest expense	137,136	4,224	202,240	44,053	613,521
Other expense	—	—	800	24	24,829

Total other income (expenses)	104,785	4,224	170,689	44,077	605,999

Net loss before taxes	(532,371)	(141,599)	(872,385)	(408,267)	(8,691,870)

Provision for income taxes	—	—	—	2,200	4,316

Total Net Income (Loss)	$(532,371)	$(141,599)	$(872,385)	$(410,467)	$(8,696,186)

Shares Outstanding - basic and diluted	146,167,705	51,568,861	122,156,953	47,810,667	36,823,710

Loss per share - Basic	$(0.00)	$(0.00)	$(0.01)	$(0.01)	$(0.25)

Loss per share - Diluted	$(0.00)	$(0.00)	$(0.01)	$(0.01)	$(0.25)

See accompanying notes to these financial statements.

3

ITEC ENVIRONMENTAL GROUP, INC.
A DEVELOPMENT STAGE COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE AND SIX MONTHS ENDED
AND FOR THE PERIOD FROM INCEPTION (MARCH 28, 2000) THROUGH JUNE 30, 2004

			For the period
			from inception
	Six Months Ended		(March 28, 2000)
			through
	June 30,	June 30,	June 30,
	2004	2003	2004

	(Unaudited)	(Audited)	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$(872,385)	$(410,467)	$(8,696,186)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation and amortization	27,436	15,675	81,545
Amortization of license fees	5,000	5,000	40,000
Bad debt expense	—	—	50,380
Shares issued for Services	78,494	474,537	2,879,197
Shares issued for compensation	40,000	—	112,000
Amortization of loan origination fees	164,214	—	164,214
Warrants issuance costs	1,000	—	6,000
Other	(4,000)	—	(4,000)

Changes in assets and liabilities
Decrease (increase) in accounts receivable	(28,352)	(297,679)	(347,719)
Decrease (increase) in inventory	—	156,973	(55,094)
Decrease (increase) in prepaid expenses and deposits	(107,748)	(19,478)	(130,388)
Decrease (increase) in other assets/liabilities	(4,345)	(5,955)	(4,345)
Increase in accounts payable	87,727	116,688	1,020,048
Increase in income taxes payable	(800)	—	—
Increase (decrease) in accrued liabilities	113,634	31,578	419,692
Increase (decrease) in deferred revenue	—	305,190	475,190

Net cash used in operating activities	$(500,125)	$372,062	$(3,989,466)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	$—	$(104,579)	$(255,688)
Purchase of license fee	—	—	(50,000)
Advances made on notes receivable	—	12,500	(162,663)

Net cash (used in) provided by investing activities	$—	$(92,079)	$(468,351)

CASH FLOWS FROM FINANCING ACTIVITIES
Sale of common stock	$—	$88,540	$1,821,494
Proceeds from issuance of notes payable	500,000	(368,768)	2,646,463
Payments on capital lease obligations	—	—	(10,140)

Net cash provided by financing activities	$500,000	$(280,228)	$4,457,817

(continued)

See accompanying notes to these financial statements.

4

ITEC ENVIRONMENTAL GROUP, INC.
A DEVELOPMENT STAGE COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
FOR THE THREE AND SIX MONTHS ENDED
AND FOR THE PERIOD FROM INCEPTION (MARCH 28, 2000) THROUGH JUNE 30, 2004

			For the period
			from inception
			(March 28, 2000)
			Through
	June 30,	June 30,	June 30,
	2004	2003	2004

	(Unaudited)	(Audited)	(Unaudited)

Increase (decrease) in cash and cash equivalents	$(125)	$(245)	$—

Balance at beginning of year	125	393	—

Balance at end of year	$—	$148	$—

Supplemental disclosures:

Cash paid for interest	$—	$986	$109,467

Cash paid for taxes	$1,600	$2,200	$4,000

Supplemental Schedule of Non-Cash Investing and Financing Activities:

			For the period
			from inception
			(March 28, 2000)
			through
	June 30,	June 30,	June 30,
	2004	2003	2004

Common stock issued for compensation	$—	$—	$112,000

Common stock issued for services	$118,494	$474,537	$2,879,197

Warrants issuance	$1,000	$—	$6,000

Debt conversion into common stock	$60,000	$—	$—

See accompanying notes to these financial statements.

5

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

For the six month ended June 30, 2004, revenues of $1,750 were from a sale of granulated oil bottles. The Company has no significant operating history and, from March 28, 2000, (inception) to June 30, 2004, has generated a net loss of $ 8,696,186. The accompanying financial statements for the six month ended June 30, 2004, have been prepared assuming the Company will continue as a going concern. During the year 2004, management intends to raise additional debt and/or equity financing to fund future operations and to provide additional working capital. However, there is no assurance that such financing will be obtained in sufficient amounts necessary to meet the Company’s needs.

The accompanying financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that may result from the possible inability of the Company to continue as a going concern.

Basis of presentation

The accompanying unaudited interim consolidated financial statements represent the financial activity of ITec Environmental Group, Inc. and its subsidiaries. The consolidated financial statements for the six and twelve months ended June 30, 2004 and December 31, 2003, have been prepared in accordance with generally accepted accounting principles for interim financial information in the US and in accordance with the instructions to Form 10-QSB and Rule 10-01 of Regulation S-X. Accordingly, the financial statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. For further information, refer to consolidated financial statements and footnotes thereto for the fiscal quarter ended June 30, 2004, included herein. The consolidated financial statements include the accounts of the Company and its majority-owned subsidiaries. All inter-company transactions were eliminated. The Company’s fiscal year ends on December 31 each year. The financial statements and notes are representations of the management and the Board of Directors who are responsible for their integrity and objectivity.

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

Concentrations

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of temporary cash investments, cash equivalents and trade accounts receivables. At June 30, 2004 and December 31, 2003, the Company had no amounts of cash or cash equivalents in U.S. financial institutions in excess of amounts insured by agencies of the U.S. Government.

At June 30, 2004 and December 31, 2003 the Company had a net trade receivable of $297,339 and $268,987. Approximately 95% of June 30, 2004 and 100% of December 31, 2003 receivable is from a single customer in Italy. Management anticipates that initial customers for its recycling systems will be from Italy. The Company does not require collateral for its trade accounts receivables.

1.   Description of Business and Significant Accounting Policies (continued)

Revenue and expense recognition

The Company recognizes revenues from sales of equipment and products upon delivery to customers. When products are configured to customer requirements, revenue is recorded upon the successful completion of any final test procedures.

Deferred revenue

Amounts billed in advance of the period in which a service is rendered or a product is delivered are recorded as a liability under "Deferred Revenue". At June 30, 2004 and December 31, 2003, deferred revenue for the year then ended totaled $475,191 for the future sale of ECO2 systems.

The Company contracts with others for the manufacturing of the equipment.

Allowance for doubtful accounts

The Company uses the allowance method to account for uncollectible accounts receivable. The Company provides an allowance for doubtful accounts equal to the estimated uncollectible amounts, and the allowance estimate is based on a review of the current status of trade accounts receivable. It is reasonably possible that the Company’s estimate of the allowance for doubtful accounts will change. Accounts receivable are presented net of an allowance for doubtful accounts of $50,380 at June 30, 2004 and December 31, 2003.

Inventory

Inventory consisted principally auxiliary equipment for the recycling machine and is stated at the lower of cost (first-in, first-out method) or market. Market is determined based on net realizable value. Appropriate consideration is given to obsolescence, excessive levels, deterioration and other factors in evaluating net realizable value. Inventory amounted to $55,094 at June 30, 2004 and December 31, 2003.

Advertising cost

The Company expenses advertising cost as incurred. There were no advertising costs for the three and six months ended June 30, 2004 and 2003.

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

Comprehensive income (loss)

Comprehensive income consists of net income and other gains and losses affecting shareholders’ equity that, under generally accepted accounting principles are excluded from net income in accordance with Statement on Financial Accounting Standards No. 130, “Reporting Comprehensive Income.” The Company, however, does not have any components of comprehensive income (loss) as defined by SFAS No. 130 and therefore, for the three and six months ended June 30, 2004 and 2003, comprehensive income (loss) is equivalent to the Company’s reported net income (loss).

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

During the three and six months ended June 30, 2004 and 2003, the Company did not issue any options or warrants.

Segment reporting

The Company adopted SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information". The Company determined that it operates in a single business segment that includes the design, development and manufacture of recycling equipment and products for the commercial waste management industry. Revenue of $455,250 for the period from January 1, 2003 to June 30, 2003, was attributable to foreign sales in Italy. All sales and related purchase transactions are done in US dollars. There were no foreign sales during the three and six month period ended June 30, 2004.

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

2.   Going Concern

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. The Company has suffered recurring losses from operations and has a net capital deficiency that raises substantial doubt about its ability to continue as a going concern. The Company incurred a net loss of $ 532,371 and $ 872,385 during the three and six months ended June 30, 2004, and, as of that date, had a working capital deficiency of $ 3,178,266 and net capital deficiency of $3,596,495. Management is attempting to raise additional equity. The Company filed a Form SB-2A on June 20, 2003, in an effort to raise up to $5 million in additional financing. The Company has received an additional $500,000 as of June 30, 2004. There is no guarantee, however, that this offering or any other efforts will result in the Company raising sufficient capital or any capital or additional financing.

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

3.   Property and Equipment

Property and equipment at June 30, 2004 and December 31, 2003 consist of the following:

	2004	2003

Manufacturing equipment	$242,461	$242,461
Office furniture	12,502	12,502
Computer equipment and software	34,883	34,883
Leasehold improvements	14,870	14,870

Total property and equipment	304,716	304,716
Less accumulated depreciation	(81,545)	(54,109)

Total	$223,171	$250,607

Depreciation expense for the three and six months ended June 30, 2004 was $13,731 and $27,436, respectively. Depreciation expense for the three and six months ended June 30, 2003 was $13,632 and $15,674, respectively.

4.   Accrued Liabilities

Accrued liabilities at June 30, 2004 and December 31, 2003 consist of the following:

	2004	2003

Accrued payroll	$222,566	$142,702
Accrued interest	60,625	20,000
Accrued professional fees	38,309	40,112
Other	1,860	6,912

Total	$323,360	$209,726

5.   Common Stock

The Articles of Incorporation of ITec authorize a maximum of 750,000,000 shares of $0.001 par value common stock and 10,000,000 shares of $0.001 par value preferred stock. Each share of common stock is entitled to one voting right, the right to share in earnings and the right to share in assets upon liquidation. At June 30, 2004 and December 31, 2003, 173,003,609 and 70,512,008 shares of common stock were issued and outstanding.

5.   Common Stock (continued)

The common stock transactions during the six months ended June 30, 2004 were as follows:

In 2004, the Company issued 2,313,167 shares of Common Stock, valued at $78,494, in lieu of cash to consultants in payment for services performed.

In 2004, the Company issued 500,000 shares of Common Stock, valued at $40,000, in lieu of cash to Directors in payment for services performed.

In 2004, the holder of a 5% Convertible Debenture Note converted $60,000 of the principal note into 3,678,434 shares of the Company’s Common Stock.

In 2004, the Company cancelled 4,000,000 shares of Common Stock

The common stock transactions during the six months ended June 30, 2003 were as follows :

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

Common Stock held in Escrow account

In 2004, Company executed a $500,000 note payable agreement with Cornell Capital whereby the Company had agreed to put 50,000,000 shares of the Company’s common stock into an escrow account. In May 2004, Company executed a new agreement to put an additional of 50,000,000 shares of its common stock in the escrow. As of June 30, 2004, the holder of this note payable had converted $225,000 of the principal into Company’s common stock.

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

6.   Notes Payable (continued)

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

The value allocated to the Note Warrant is being amortized to interest expense over the term of the Note. The balance at June 30, 2004 is $600,000.

In February 2004, the SB2 registration filed in June 2003 to raise up to $5 million in equity was declared effective.

On February 24, 2004, ITec (“holder” or the “Company”) executed an agreement with Cornell Capital Partners, LP whereby the Company issued $500,000 in notes payable. This note bears an annual interest rate of 24% beginning ninety (90 days) from the date of the note. The Company agreed to put in an escrow with the law firm, Butler Gonzalez, LLP, fifty million (50,000,000) shares of the Company’s common stock (“escrowed shares”) and twenty (20) advance notices of not less than $25,000 each. In May 2004, executed another agreement with Cornell Capital whereby Company agreed to put additional fifty million (50,000,000) shares of the Company’s common stock in the escrow. The law firm shall release these advance notices to the holder every seven (7) calendar days commencing March 1, 2004. In the event that the escrowed shares are insufficient to repay all amounts due under the note, the Company will immediately place in escrow additional shares of common stock sufficient to repay all the outstanding balance of the note. At the option of the holder, the interest due can be paid either by Company’s common stock or cash. The term of the loan agreement required the Company to pay a $190,000 loan origination fee. This amount is amortized over the term of the loan. The balance at June 30, 2004 is $25,786.

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

The $50,000 license fee is recorded as an intangible asset and is being amortized over the initial five year term of the license agreement on a straight-line basis. Management's policy with respect to long-lived assets, including intangible assets, is to periodically review the carrying amounts, at least annually, to determine if there is any impairment in the carrying value. As of June 30, 2004, management believes that there is no impairment in the carrying value of any of its long-lived assets. Accumulated amortization at June 30, 2004 and December 31, 2003 amounted to $40,000 and $35,000 respectively.

8.   Receivable – Related Party

On July 5, 2000, the Company's Board of Directors approved and authorized the Company to make a loan of $250,000 to the Company's President. The loan, according to the minutes of the Board meeting, is interest only for ten years with the total principal due at the end of ten years. Interest in the amount of $21,197 has been waived for the year ended December 31, 2003; $18,958 has been waived in the year ended December 31, 2002; and $9,479 in year ended December, 2001 by the board of directors and was recorded as compensation expense in the respective periods. As of June 30, 2004 and December 31, 2003, a balance of $147,973 was still due on the loan.

9.   Income Taxes

At June 30, 2004, the Company has available approximately $8,300,000 in net operating loss carryforwards available to offset future federal and state income taxes, respectively, which expire through 2021. Realization is dependent on generating sufficient taxable income prior to expiration of the loss carryforwards. A change of greater than 50% of the Company ownership could significantly reduce the availability of the tax credits. This and other components of deferred tax asset accounts are described above. At June 30, 2004 and December 31, 20043, the Company has provided a valuation allowance to reduce its net deferred tax asset to zero. The amount of deferred tax asset considered realizable, however, can be revised in the near term based upon future operating conditions during the carryforwards period.

10.   Stock Options and Warrants

The following table summarizes information with respect to stock options outstanding and exercisable at June 30, 2004:

	Options and Warrants Outstanding			Options and Warrants Exercisable

Range of Exercise Prices	Number Outstanding as of June 30, 2004	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable as of June 30, 2004	Weighted Average Exercise Price

$0.12	1,200,000	0.83	$0.04	1,200,000	$0.04
$0.18	2,000,000	3.53	0.18	2,000,000	0.18

	3,200,000	2.64	$0.15	3,200,000	$0.15

The options and warrants expire 4 years from the original date of grant. In October 2003, warrants convertible into 1,000,000 shares of common stock were granted in conjunction with debt financing.

The Company did not issue any options or warrants to employees or consultants during the six months ended June 30, 2004 and 2003.

11.   Subsidiary

On April 11, 2001, ITec formed a wholly-owned subsidiary and incorporated it as a Delaware corporation known as ECO2 Environmental Systems. The only activities to date were the registration of a trademark for ECO2 and the sale of a recycling machine to an Italian company operating in Italy.

12.   Agreements

The Company has entered into an agreement with Cesmet Laboratories SRL, (“Cesmet”) an Italian company for a cooperative effort and the oversight of ITec's Italian operations. The fees for this agreement are on a time and expense basis billed monthly. A director of the Company is a 50% owner of Cesmet. The Company paid fees of none and $6,411 to Cesmet in three months ending at June 30, 2004 and 2003, respectively. Effective July 1, 2003, the Company terminated its agreement with Cesmet.

The Company has no employment agreements with its officers.

13.   Subsequent Events

In July and August 2004, the Company issued 407,442 shares of Common Stock, valued at $4,074, in lieu of cash to consultants in payment for consulting services performed.

In July and August 2004, the Company issued 2,200,000 shares of Common Stock, valued at $14,750, in lieu of cash to Directors in payment for services performed.

In July and August 2004, the holder of a 5% Convertible Debenture Note converted $43,634 of the principal note into 4,738,372 shares of the Company’s Common Stock.

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

We had revenue of $0 & $1,750 for the three and six months ended June 30, 2004 compared with $450,250 & $455,250 for the three & six months period ended June 30, 2003. All the revenues for 2003 consist of sales made to Italian customer.

Management has been pursuing a matching funds loan from the California Integrated Waste Management Board in the amount $2,000,000 for the purchase of equipment to allow the expansion of the plastic recycling operations. To that end, the management entered into a lease on a new facility in Riverbank, California and began moving its Oakdale plant to the new Riverbank plant. As a result, the Company’s income producing operations have ceased for the short term. It is anticipated that the award of this loan from the State of California together with committed matching funds from Cornell Capital will result in the complete funding of the expanded and more efficient operations at the new Riverbank plant.

There were no cost of goods sold for the three and six months ended June 30, 2004 as compared with $201,200 for the same period in 2003. No cost of goods sold is a direct result of the no sales in 2004. The components that make up the cost of goods sold include the auxiliary parts, labor and purchased equipment. These sales were for granulated oil bottles and territory fees respectively and have no cost of goods components.

Operating expenses for the three and six months period ended June 30, 2004 were $427,586 & $703,446 increased by $41,161 & $85,206 from the same period in 2003. The increase of $85,206 is mainly attributable to increase of $52,226 in payroll, $64,916 in legal fees for corporate matter and litigation , $ 8,990 in rent as Company acquired a new plant facility in 2004, $11,761 in depreciation & amortization and which is offset by decrease of $20,344 in plant expenses and $ 32,343 in miscellaneous as compared with six months period ended June 30, 2003. In 2004, Company incurred fees in association with debt placement and developing a plan to raise additional debt capital.

Depreciation and amortization expense increased 0.61% & 57% to $16,231 & $32,436 for the three and six months ended June 30, 2004 compared to $16,133 & $20,675 for the same period in 2003. The increase is due to purchases of new plant and office equipment in the remainder of 2003 and to property and equipment being placed in service during 2003 which was purchased in earlier years.

The Company recorded net interest expense of $137,136 & $202,240 for the three and six months ended June 30, 2004 for an increase of $132,912 and $158,187 for the comparable same period in 2003. The increase is attributed mainly to the amortization of loan origination fees of $164,214 associated with the new loan acquired in 2004 and accrual of 8% interest of $24,000 on MTI loan acquired in second half of 2003 offset by decrease in Glenwood Marketing interest accrual and interest stock discount element in issuances of stock for services received. For three and six month period ending June 30, 2004 there were no accruals of interest expense associated with Glenwood Marketing Associates, Inc. disputed note payable in the amount of $1,100,000. Our position is that we are no longer obligated under the terms of this note, and this matter is currently being litigated.

Our net losses increased 276% & 113% for the three and six months ended June 30, 2004 to $532,371 & $872,385 compared with $141,599 & $410,467 for the three and six months ended June 30, 2003. The increase is due to increases in legal and professional fees and interest expense and decrease in revenues.

At June 30, 2004 we have available approximately $7,823,801 and $500,125 in net operating loss carry-forwards from prior years and current year to date respectively available to offset future federal and state income taxes, respectively, which expire through 2021. Realization is dependent on generating sufficient taxable income prior to expiration of the loss carry-forwards. A change of greater than 50% of the Company ownership could significantly reduce the availability of the tax credits. At December 31, 2003 we have provided a valuation allowance to reduce its net deferred tax asset to zero. The amount of deferred tax asset considered realizable, however, can be revised in the near term based upon future operating conditions during the carry-forwards period.

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

At June 30, 2004, we had a working capital deficit of $3,178,266 compared to a working capital deficit of $2,624,051 at December 31, 2003, a net increase of $554,215 in working capital deficit. The 21% increase in our working capital deficit is primarily attributed to increase of $380,214 notes payable, $201,360 in accounts payable and accrued liabilities offset by $28,352 increase in accounts receivable.

Company has acquired new loan of $690,000 from Cornell Capital Partners, LP comprising of $500,000 cash and $190,000 as compensation debenture issued for loan origination fees. The agreement executed on February 24, & May 3, 2004, provides for putting 100 million shares of our Common Stock in escrow with the law firm of Butler Gonzales LLP. The outstanding balance as of June 30, 2004 consists of $275,000 of promissory note and $160,000 on the compensation debenture issued.

As of June 30, 2004, we had total assets of $878,655 and a total shareholder's holder's deficit of $3,596,495 compared with total assets of $775,116 and total stockholder's deficit of $3,123,604 at December 31, 2003. Total assets increased due to the increase in receivables, deposits and prepaid expenses. Total shareholders' deficit increased by 15% for the period ended June 30, 2004 due to the Company's additions of $872,385 net loss to accumulated deficit offset by $297,002 increase in paid in capital in 2004 as a result of issuing common stock for services and debt conversion.

For the six months ended June 30, 2004, cash used by operating activities increased to $500,125 from cash flows provided from operating activities of $372,062 for the comparable period ended June 30, 2003. This increase of $872,187 is attributed to the expansion in our development activities and operating expenses in 2004 which is reflected by an increase in net loss of the six months period of $872,385, plus the following : 1) increase in non cash operating expenses and revenue $29,436, amortization of loan fees of $164,214 , increase in shares issued for services and compensation $118,494, with an increase in accounts payable and accrued liabilities of $201,361 offset by increase in accounts receivable, prepaid expenses and other $141,245.

For the six months ended June 30, 2004, we realized $500,000 in aggregate proceeds from notes payables. For the comparable period in 2003, we had a reduction in notes payable of $368,768 and realized proceeds from the sale of common stock in the amount of $88,540.

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

Over the next 12 months, we intend to continue marketing our ECO2TM Environmental System on a world wide basis and open a plastic recycling plant in Stanislaus County, California.

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

We currently have contacts in place for all needed raw product.

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

In addition to general administrative expenses, payroll and benefits, and legal and audit expenses, our cash needs for the next twelve months to implement portions of our business plan will require at least the following: Sales and marketing - approximately no less than $445,000 to fund both the European office and our US activities, brochures and trade show meetings, advertising and promotions. Research and development - approximately no less than $380,000 comprised of continuing research and testing in the use of bio-solvents and their effect on the cleaning process, testing of all samples of plastic for residue after the CO2 process, developing additional suppliers and manufactures of the ECO2 system and related equipment. Capital projects - approximately no less than $700,000 to start up the full scale recycling/processing plant in California.

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

IF WE CANNOT OBTAIN ADDITIONAL FUNDS WHEN NEEDED, OR ACHIEVE PROFITABILITY WE MAY NOT BE ABLE TO CONTINUE AS A GOING CONCERN.

Our independent auditors have included an explanatory paragraph in their 2003 audit report referring to our recurring operating losses and a substantial doubt about our ability to continue as a going concern. We have sufficient cash for the next twelve months ended March 31, 2005. However, there can be no assurance that we will be able to raise additional funds or achieve planned sales volumes. If we do not secure additional funding, we will be unable to conduct all of our product development efforts as planned, and we may need to cease operations or sell assets. In addition, the existence of the explanatory paragraph in the audit report may in and of itself cause our stock price to decline as certain investors may be restricted or precluded from investing in companies that have received this notice in an audit report.

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

A temporary restraining order was issued against Itec by the Nassau County Supreme Court on July 14, 2003 (the “Temporary Restraining Order”). On July 30, 2003, Itec removed the case to the United States District Court for the Eastern District of New York, where it was assigned Case number 03 Civ. 3709 (LDW) (ETB). On April, 5, 2004, the United States District Court for the Eastern District of New York, among other things, ruled that the Temporary Restraining Order had expired no later than August 9, 2004. The Court also set a schedule for completion of discovery and other pre-trial proceedings. On April 8, 2004, Itec filed an amended answer denying the central allegations of the plaintiff’s complaint and asserting numerous affirmative defenses, including, among other things, that the alleged agreement or agreements involved are unenforceable, criminally usurious, unconscionable, fraudulent and were breached by Glenwood.

The parties are currently in negotiations to settle the above referenced lawsuit

ITEM 2.    Changes in Securities and Use of Proceeds (None)

ITEM 3.    Defaults Upon Senior Securities (None)

ITEM 4.    Submission of Matters to a Vote of Security Holders (None)

ITEM 5.    Other Information (None)

ITEM 6.    Exhibits and Reports on Form 8-K

(a)     Exhibits

Exhibit	Title	Location
3	Restated Certificate of Incorporation	Incorporated by Reference to the DEF-14A filed on September 9, 2002.
3.1	Certificate of Incorporation	Incorporated by reference to Registrant's Form S 18 Registration Statement, File No. 33-31067
3.2	Bylaws	Incorporated by reference to Registrant's Form S 18 Registration Statement, File No. 33-31067
31.1	Certification by Principal Executive Officer	Attached
31.2	Certification of Principal Financial Officer	Attached
32	Certifications of Principal Executive and Financial Officer Pursuant to 906	Attached

(b)    Reports on Form 8-K

Form 8-K filed on May 14, 2004, Item 5, the registrant announced changes to its Board of Directors and Officers.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed by the following persons on behalf of Itec Environmental Group, Inc., in the capacities and on the dates indicated.

NAME AND SIGNATURE	TITLE	DATE
Gary De Laurentiis	Principal Executive Officer Principal Financial Officer	August 20, 2004

