Form 10QSB
period 2004-09-30
ITEC ENVIRONMENTAL GROUP INC
filed 2004-11-15
CIK 855372

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-QSB

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE

SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2004

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

Yes [X ] No [  ]

The number of shares outstanding of the issuer's common equity on November 3, 2004 is 667,163,992

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

PART I   FINANCIAL INFORMATION

Item 1.  Financial Statements

ITec ENVIRONMENTAL GROUP, INC. AND SUBSIDIARY

A DEVELOPMENT STAGE COMPANY

Consolidated Financial Statements

September 30, 2004

C O N T E N T S

Consolidated Balance Sheets	4 – 5

Consolidated Statements of Operations	6

Consolidated Statements of Cash Flows	7 - 8

Notes to Consolidated Financial Statements	9 – 21

ITec Environmental Group, Inc.

A DEVELOPMENT STAGE COMPANY

Consolidated Balance Sheets

As of September 30, 2004 and December 31, 2003

	September 30, 2004	December 31, 2003
ASSETS	(unaudited)	(audited)
Current Assets
Cash & cash equivalents	$39,111	$125
Accounts receivable (net)	297,339	268,987
Inventory	55,094	55,094

Total Current Assets	391,544	324,206

Fixed Assets
Furniture & equipment (net of depreciation of
$95,250 & $54,109, respectively)	209,466	250,607

Total Fixed Assets	209,466	250,607

Other Assets
Deposits	43,049	10,224
Prepaid expenses	87,339	12,416
Note receivable - other	14,690	14,690
Note receivable - officer	147,973	147,973
License fees (net of amortization of $42,500
and $35,000, respectively)	7,500	15,000

Total Other Assets	300,551	200,303

Total Assets	$901,561	$775,116

(continued)

See accompanying notes to these financial statements.

ITec Environmental Group, Inc.

A DEVELOPMENT STAGE COMPANY

Consolidated Balance Sheets

As of September 30, 2004 and December 31, 2003

	September 30, 2004	December 31, 2003
LIABILITIES AND EQUITY	(unaudited)	(audited)
Current Liabilities
Accounts payable	$1,150,474	$932,321
Income taxes payable	-	800
Amount due - officers	185,432	96,332
Accrued liabilities	349,480	209,726
Capital lease obligation - short term	11,951	10,078
Notes payable	2,077,955	1,699,000

Total Current Liabilities	3,775,292	2,948,257

Other Liabilities
Notes payable - Italian investors	446,463	446,463
Capital lease obligation - long term	20,050	28,810
Deferred revenue	475,190	475,190

Total Other Liabilities	941,703	950,463

Total Liabilities	4,716,995	3,898,720

EQUITY
Preferred stock, $0.001 par value
10,000,000 shares authorized none
issued & outstanding	-	-
Common stock, $0.001 par value,
750,000,000 shares authorized, issued and outstanding
238,315,528 and 70,512,008 at September 30, 2004	238,316	70,512
and December 31, 2003, respectively
Paid in capital	5,219,482	4,629,685
Accumulated deficit during development stage	(9,273,232)	(7,823,801)

Total Stockholders' Deficit	(3,815,434)	(3,123,604)

Total Liabilities & Stockholders' Equity	$901,561	$775,116

See accompanying notes to these financial statements.

ITec Environmental Group, Inc.

A DEVELOPMENT STAGE COMPANY

Consolidated Statements of Operations

For the Three and Nine Months Ended September 30, 2004 and 2003

And for the Period from Inception (March 28, 2000) through September 30, 2004

					For the period
					from Inception
					(March 28, 2000)
	Three months ended		Nine months ended		through
	September 30, 2004	September 30, 2003	September 30, 2004	September 30, 2003	September 30, 2004
	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Income
Revenue	$-	$-	$1,750	$455,250	$494,387

Cost of goods	-	-	-	201,200	229,841

Gross Profit	-	-	1,750	254,050	264,546

Operating Expenses
Plant expenses	8,772	8,389	31,889	51,621	177,355
Payroll	30,621	164,002	255,703	336,858	1,787,010
Consulting fees	424,431	-	681,033	-	4,499,385
Research and development	50,000	-	62,000	3,750	177,490
General and administrative	34,241	92,583	188,450	431,618	2,135,697
Depreciation & amortization	16,205	12,097	48,641	32,772	137,750
Total Operating Expenses	564,270	277,071	1,267,716	856,619	8,914,687

Other Income(expense)
Other revenue	28,368	-	60,719	-	60,719
Interest expense	(40,108)	(8,900)	(242,348)	(52,952)	(653,629)
Other expense	(1,036)	-	(1,836)	-	(25,865)
Total other income (expenses)	(12,776)	(8,900)	(183,465)	(52,952)	(618,775)

Net loss before taxes	(577,046)	(285,971)	(1,449,431)	(655,521)	(9,268,916)

Provision for income taxes	-	-	-	-	(4,316)

Total Net Income (Loss)	$(577,046)	$(285,971)	$(1,449,431)	$(655,521)	$(9,273,232)

Shares Outstanding - basic and diluted	199,668,054	68,465,812	148,253,820	58,012,008	45,970,034
Loss per share - Basic	$(0.00)	$(0.00)	$(0.01)	$(0.01)	$(0.20)
Loss per share - Diluted	$(0.00)	$(0.00)	$(0.01)	$(0.01)	$(0.20)

See accompanying notes to these financial statements.

ITec Environmental Group, Inc.

A DEVELOPMENT STAGE COMPANY

Consolidated Statements of Cash Flows

For the Nine Months Ended September 30, 2004 and 2003

And for the Period from Inception (March 28, 2000) through September 30, 2004

			For the period
			from inception
			(March 28, 2000)
	Nine Months Ended		through
	September 30,	September 30,	September 30,
	2004	2003	2004
	(unaudited)	(unaudited)	(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$(1,449,431)	$(655,521)	$(9,273,232)
Adjustments to reconcile net loss to net cash used
by operating activities:
Depreciation and amortization	41,141	24,505	95,250
Amortization of license fees	7,500	-	42,500
Bad debt expense	-	-	50,380
Shares issued for services	366,356	170,235	3,167,059
Shares issued for compensation	55,500	72,000	127,500
Amortization of loan origination fees	190,000	-	190,000
Warrants issuance costs	1,000	4,000	6,000
Other	(4,000)	(8,000)	(4,000)

Changes in assets and liabilities
Increase in accounts receivable	(28,352)	(297,678)	(347,719)
Decrease (increase) in inventory	-	156,973	(55,094)
Increase in prepaid expenses/deposits	(107,748)	(8,903)	(130,388)
Increase in other assets/liabilities	-	(27,396)	-
Increase (decrease) in accounts payable	218,153	(369,308)	1,150,474
Decrease in income taxes payable	(800)	-	-
Increase in accrued liabilities	228,854	-	534,912
Increase in deferred revenue	-	305,191	475,190
Net cash used in operating activities	$(481,827)	$(633,902)	$(3,971,168)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	$-	$(115,301)	$(255,688)
Notes receivable	-	39,100	-
Purchase of license fee	-	7,500	(50,000)
Advances made on notes receivable	-	-	(162,663)
Net cash (used in) provided by investing activities	$-	$(68,701)	$(468,351)

CASH FLOWS FROM FINANCING ACTIVITIES
Sale of common stock	$-	$571,077	$1,821,494
Proceeds from issuance of notes payable	527,700	231,233	2,674,163
Payments on capital lease obligations	(6,887)	-	(17,027)
Net cash provided by financing activities	$520,813	$802,310	$4,478,630

Increase (decrease) in cash and cash equivalents	$38,986	$99,707	$39,111

See accompanying notes to these financial statements.

ITec Environmental Group, Inc.

A DEVELOPMENT STAGE COMPANY

Consolidated Statements of Cash Flows, Continued

For the Nine Months Ended September 30, 2004 and 2003

And for the Period from Inception (March 28, 2000) through September 30, 2004

			For the period
			from inception
			(March 28, 2000)
	Nine Months Ended		through
	September 30,	September 30,	September 30,
	2004	2003	2004
	(unaudited)	(unaudited)	(unaudited)

Increase (decrease) in cash and cash equivalents	$38,986	$99,707	$39,111

Balance at beginning of year	125	393	-

Balance at end of period	$39,111	$100,100	$39,111

Supplemental disclosures:

Cash paid for interest	$-	$986	$109,467
Cash paid for taxes	$1,600	$2,200	$4,000

Supplemental Schedule of Non-Cash Investing and Financing Activities:
			For the period
			from inception
			(March 28, 2000)
	Nine Months Ended		through
	September 30,	September 30,	September 30,
	2004	2003	2004

Common stock issued for compensation	$55,500	$-	$127,500

Common stock issued for services	$366,356	$170,235	$3,167,153

Warrants issuance	$1,000	$4,000	$6,000

Debt conversion into common stock	$114,745	$-	$114,745

See accompanying notes to these financial statements.

ITec Environmental Group, Inc.

A DEVELOPMENT STAGE COMPANY

Notes to Consolidated Financial Statements

September 30, 2004

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

September 30, 2004

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

For the nine months ended September 30, 2004, revenues of $1,750 were from a sale of granulated oil bottles.  The Company has no significant operating history and, from March 28, 2000, (inception) to September 30, 2004, has generated a net loss of $9,273,232.  The accompanying financial statements for the nine months ended September 30, 2004, have been prepared assuming the Company will continue as a going concern.  During the year 2004, management is working to raise additional debt and/or equity financing to fund future operations and to provide additional working capital.  However, there is no assurance that such financing will be obtained in sufficient amounts necessary to meet the Company’s needs.

The accompanying financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that may result from the possible inability of the Company to continue as a going concern.

Basis of presentation

The accompanying unaudited interim consolidated financial statements represent the financial activity of ITec Environmental Group, Inc. and its subsidiaries.  The consolidated financial statements for the nine and twelve months ended September 30, 2004 and December 31, 2003, have been prepared in accordance with generally accepted accounting principles for interim financial information in the US and in accordance with the instructions to Form 10-QSB and Rule 10-01 of Regulation S-X.  Accordingly, the financial statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  For further information, refer to consolidated financial statements and footnotes thereto for the fiscal quarter ended September 30, 2004, included herein.  The consolidated financial statements include the accounts of the Company and its majority-owned subsidiaries.  All inter-company transactions were eliminated.  The Company’s fiscal year ends on December 31 each year.  The financial statements and notes are representations of the management and the Board of Directors who are responsible for their integrity and objectivity.

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

September 30, 2004

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

Concentrations

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of temporary cash investments, cash equivalents and trade accounts receivables.  At September 30, 2004 and December 31, 2003, the Company had no amounts of cash or cash equivalents in U.S. financial institutions in excess of amounts insured by agencies of the U.S. Government.

At September 30, 2004 and December 31, 2003 the Company had a net trade receivable of $297,339 and $268,987.  Approximately 95% of September 30, 2004 and 100% of December 31, 2003 receivable are from a single customer in Italy.  Management anticipates that initial customers for its recycling systems will be from Italy.  The Company does not require collateral for its trade accounts receivables.

ITec Environmental Group, Inc.

A DEVELOPMENT STAGE COMPANY

Notes to Consolidated Financial Statements

September 30, 2004

1.

Description of Business and Significant Accounting Policies (continued)

Revenue and expense recognition

The Company recognizes revenues from sales of equipment and products upon delivery to customers.  When products are configured to customer requirements, revenue is recorded upon the successful completion of any final test procedures.

Deferred revenue

Amounts billed in advance of the period in which a service is rendered or a product is delivered are recorded as a liability under "Deferred Revenue".  At September 30, 2004 and December 31, 2003, deferred revenue for the year then ended totaled $475,190 for the future sale of ECO2 systems.

The Company contracts with others for the manufacturing of the equipment.

Allowance for doubtful accounts

The Company uses the allowance method to account for uncollectible accounts receivable.  The Company provides an allowance for doubtful accounts equal to the estimated uncollectible amounts, and the allowance estimate is based on a review of the current status of trade accounts receivable.  It is reasonably possible that the Company’s estimate of the allowance for doubtful accounts will change.  Accounts receivable are presented net of an allowance for doubtful accounts of $50,380 at September 30, 2004 and December 31, 2003.

Inventory

Inventory consisted principally of auxiliary equipment for the recycling machine and is stated at the lower of cost (first-in, first-out method) or market.  Market is determined based on net realizable value.  Appropriate consideration is given to obsolescence, excessive levels, deterioration and other factors in evaluating net realizable value.  Inventory amounted to $55,094 at September 30, 2004 and December 31, 2003.

Advertising cost

The Company expenses advertising cost as incurred.  There were no advertising costs for the three and nine months ended September 30, 2004 and 2003.

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

ITec Environmental Group, Inc.

A DEVELOPMENT STAGE COMPANY

Notes to Consolidated Financial Statements

September 30, 2004

1.

Description of Business and Significant Accounting Policies (continued)

Comprehensive income (loss)

Comprehensive income consists of net income and other gains and losses affecting shareholders’ equity that, under generally accepted accounting principles are excluded from net income in accordance with Statement on Financial Accounting Standards No. 130, “Reporting Comprehensive Income.”  The Company, however, does not have any components of comprehensive income (loss) as defined by SFAS No. 130 and therefore, for the three and nine months ended September 30, 2004 and 2003, comprehensive income (loss) is equivalent to the Company’s reported net income (loss).

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

In accordance with APB-25, compensation cost for stock options is recognized as income based on the excess, if any, of the quoted market price of the stock at the grant date of the award or other measurement date over the amount an employee must pay to acquire the stock.  Generally, the exercise price for stock options granted to employees equals or exceeds the fair market value of the Company’s common stock at the date of grant, thereby resulting in no recognition of compensation expense by the Company.  The Company has no outstanding options as of December 31, 2003.

The FASB released Interpretation No. 44, “Accounting for Certain Transactions Involving Stock Compensation.”  This Interpretation addresses certain practice issues related to APB Opinion No. 25 in regards to options or warrants granted to employees and other third-parties.  The Company’s policies comply with the guidance provided by FIN No.44.

During the three and nine months ended September 30, 2004 and 2003, the Company did not issue any options or warrants to employees or consultants.

Segment reporting

The Company adopted SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information".  The Company determined that it operates in a single business segment that includes the design, development and manufacture of recycling equipment and products for the commercial waste management industry.  Revenue of $455,250 for the period from January 1, 2003 to September 30, 2003, was attributable to foreign sales in Italy.  All sales and related purchase transactions are done in US dollars.  There were no foreign sales during the three and nine month period ended September 30, 2004.

ITec Environmental Group, Inc.

A DEVELOPMENT STAGE COMPANY

Notes to Consolidated Financial Statements

September 30, 2004

1.

Description of Business and Significant Accounting Policies (continued)

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

2.

Going Concern

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern.  The Company has suffered recurring losses from operations and has a net capital deficiency that raises substantial doubt about its ability to continue as a going concern.  The Company incurred a net loss of $577,046 and $449,431 during the three and nine months ended September 30, 2004, and, as of that date, had a working capital deficiency of $3,383,748 and net capital deficiency of $3,815,434.  Management is attempting to raise additional equity.  The Company filed a Form SB-2A on June 20, 2003, in an effort to raise up to $5 million in additional financing.  The Company has received an additional $500,000 as of September 30, 2004.  There is no guarantee, however, that this offering or any other efforts will result in the Company raising sufficient capital or any capital or additional financing.

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

ITec Environmental Group, Inc.

A DEVELOPMENT STAGE COMPANY

Notes to Consolidated Financial Statements

September 30, 2004

3.

Property and Equipment

Property and equipment at September 30, 2004 and December 31, 2003 consist of the following:

	September 30, 2004	December 31 , 2003

Manufacturing equipment	$242,461	$242,461
Office furniture	12,502	12,502
Computer equipment and software	34,883	34,883
Leasehold improvements	14,870	14,870

Total property and equipment	304,716	304,716
Less accumulated depreciation	(95,250)	(54,109)

Total	$209,466	$250,607

Depreciation expense for the three and nine months ended September 30, 2004 was $13,322 and $39,992, respectively.  Depreciation expense for the three and nine months ended September 30, 2003 was $9,214 and $24,505, respectively.

4.

Accrued Liabilities

Accrued liabilities at September 30, 2004 and December 31, 2003 consist of the following:

	2004	2003
Accrued payroll	$239,421	$142,702
Accrued interest	72,625	20,000
Accrued professional fees	35,574	40,112
Other	1,860	6,912

Total	$349,480	$209,726

5.

Common Stock

The Articles of Incorporation of ITec authorize a maximum of 750,000,000 shares of $0.001 par value common stock and 10,000,000 shares of $0.001 par value preferred stock.  Each share of common stock is entitled to one voting right, the right to share in earnings and the right to share in assets upon liquidation.  At September 30, 2004 and December 31, 2003, 238,315,528 and 70,512,008 shares of common stock were issued and outstanding.

The common stock transactions during the nine months ended September 30, 2004 were as follows:

ITec Environmental Group, Inc.

A DEVELOPMENT STAGE COMPANY

Notes to Consolidated Financial Statements

September 30, 2004

5.

Common Stock (continued)

In 2004, the Company issued 2,313,167 shares of Common Stock, valued at $78,494, in lieu of cash to consultants in payment for services performed.

In 2004, the Company issued 250,000 shares of Common Stock, valued at $20,000, in lieu of cash to Directors in payment for services performed.

In 2004, the holder of a 5% Convertible Debenture Note converted $60,000 of the principal note into 3,678,434 shares of the Company’s Common Stock.

In 2004, the Company cancelled 4,000,000 shares of Common Stock

In July and August 2004, the Company issued 401,325 shares of Common Stock, valued at $3,612, in lieu of cash to consultants in payment for consulting services performed.

In July and August 2004, the Company issued 56,000,000 shares of Common Stock, valued at $304,000, in lieu of cash to consultants in payment for legal services performed.

In July and August 2004, the Company issued 2,200,000 shares of Common Stock, valued at $14,750, in lieu of cash to Directors in payment for services performed.

In July and August 2004, the holder of a 5% Convertible Debenture Note converted $43,634 of the principal note into 4,738,372 shares of the Company’s Common Stock.

In September 2004, the holder of a 5% Convertible Debenture Note converted $11,111 of the principal note into 2,222,222 shares of the Company’s Common Stock.

The common stock transactions during the nine months ended September 30, 2003 were as follows:

In 2003, the Company through a private placement with a group of investors issued 6,042,043 shares of its common stock for $172,940.

In 2003, the Company issued 8,039,417 shares of Common Stock, valued at $320,137, in lieu of cash to consultants in payment for consulting services performed.

In 2003, the Company issued 12,550,000 shares of Common Stock, valued at $500,000 to a consultant in payment for consulting services performed, under a consulting services agreement.

In 2003, the Company issued 2,000,000 shares of Common Stock, valued at $72,000, in lieu of cash to officers and employees in payment for services performed.

Common Stock held in Escrow account

In 2004, Company executed a $500,000 note payable agreement with Cornell Capital whereby the Company had agreed to put 50,000,000 shares of the Company’s common stock into an escrow account. In May 2004, Company executed a new agreement to put an additional of 50,000,000 shares of its common stock in the escrow.  As of September 30, 2004, the holder of this note payable had converted $279,745 of the principal into Company’s common stock.

ITec Environmental Group, Inc.

A DEVELOPMENT STAGE COMPANY

Notes to Consolidated Financial Statements

September 30, 2004

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

In September 2003, the Company filed a lawsuit against Glenwood Marketing Associates, Inc., for declaratory relief from the note outstanding in the amount of $1,100,000.  This proceeding was filed in California Superior Court for Stanislaus County.  Service was effected on the defendant in September 2003.

In September 2003, Glenwood Marketing Associates, Inc., filed a lawsuit against the Company seeking a Temporary Restraining Order to refrain from entering into a Line of Credit with or transfer of stock to Cornell Capital.  This proceeding was filed in Supreme Court of the State of New York for Nassau County.  In August, this action was moved into the United States District Court for the Eastern District of New York.  The Company is defending its position against this lawsuit.

In July 2003, the Company withdrew its lawsuit for declaratory relief in the amount of $1,100,000 against Glenwood Marketing Associates, Inc. filed in California Superior Court for Stanislaus County.  The Company reached a settlement with Glenwood in October 2004.

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

The value allocated to the Note Warrant is being amortized to interest expense over the term of the Note.  The balance at September 30, 2004 is $600,000.

In February 2004, the SB2 registration filed in June 2003 to raise up to $5 million in equity was declared effective.

ITec Environmental Group, Inc.

A DEVELOPMENT STAGE COMPANY

Notes to Consolidated Financial Statements

September 30, 2004

6.

Notes Payable (continued)

On February 24, 2004, ITec (“holder” or the “Company”) executed an agreement with Cornell Capital Partners, LP whereby the Company issued $500,000 in notes payable.  This note bears an annual interest rate of 24% beginning ninety (90 days) from the date of the note.  The Company agreed to put in an escrow with the law firm, Butler Gonzalez, LLP, fifty million (50,000,000) shares of the Company’s common stock (“escrowed shares”) and twenty (20) advance notices of not less than $25,000 each. In May 2004, executed another agreement with Cornell Capital whereby Company agreed to put additional fifty million (50,000,000) shares of the Company’s common stock in the escrow.  The law firm shall release these advance notices to the holder every seven (7) calendar days commencing March 1, 2004.  In the event that the escrowed shares are insufficient to repay all amounts due under the note, the Company will immediately place in escrow additional shares of common stock sufficient to repay all the outstanding balance of the note.  At the option of the holder, the interest due can be paid either by Company’s common stock or cash.  The term of the loan agreement required the Company to pay a $190,000 loan origination fee.  This amount was amortized over the term of the loan.  The balance at September 30, 2004 was zero.

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

ITec Environmental Group, Inc.

A DEVELOPMENT STAGE COMPANY

Notes to Consolidated Financial Statements

September 30, 2004

7.

Technology License  (continued)

The $50,000 license fee is recorded as an intangible asset and is being amortized over the initial five year term of the license agreement on a straight-line basis.  Management's policy with respect to long-lived assets, including intangible assets, is to periodically review the carrying amounts, at least annually, to determine if there is any impairment in the carrying value.  As of September 30, 2004, management believes that there is no impairment in the carrying value of any of its long-lived assets.  Accumulated amortization at September 30, 2004 and December 31, 2003 amounted to $42,500 and $35,000 respectively.

8.

Receivable – Related Party

On July 5, 2000, the Company's Board of Directors approved and authorized the Company to make a loan of $250,000 to the Company's President.  The loan, according to the minutes of the Board meeting, is interest only for ten years with the total principal due at the end of ten years.  Interest in the amount of $21,197 has been waived for the year ended December 31, 2003; $18,958 has been waived in the year ended December 31, 2002; and $9,479 in year ended December, 2001 by the board of directors and was recorded as compensation expense in the respective periods.  As of September 30, 2004 and December 31, 2003, a balance of $147,973 was still due on the loan.

9.

Income Taxes

At September 30, 2004, the Company has available approximately $8,300,000 in net operating loss carryforwards available to offset future federal and state income taxes, respectively, which expire through 2021.  Realization is dependent on generating sufficient taxable income prior to expiration of the loss carryforwards.  A change of greater than 50% of the Company ownership could significantly reduce the availability of the tax credits.  This and other components of deferred tax asset accounts are described above.  At September 30, 2004 and December 31, 2003, the Company has provided a valuation allowance to reduce its net deferred tax asset to zero.  The amount of deferred tax asset considered realizable, however, can be revised in the near term based upon future operating conditions during the carryforwards period.

10.

Stock Options and Warrants

The following table summarizes information with respect to stock options outstanding and exercisable at September 30, 2004:

	Options and Warrants Outstanding			Options and Warrants Exercisable
Range of Exercise Prices	Number Outstanding as of September 30, 2004	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable as of September 30, 2004	Weighted Average Exercise Price

$0.12	1,200,000	0.58	$0.12	1,200,000	$0.12
$0.18	2,000,000	3.28	0.18	2,000,000	0.18

	3,200,000	2.76	$0.15	3,200,000	$0.15

ITec Environmental Group, Inc.

A DEVELOPMENT STAGE COMPANY

Notes to Consolidated Financial Statements

September 30, 2004

10.

Stock Options and Warrants (continued)

The options and warrants expire 4 years from the original date of grant.  In October 2003, warrants convertible into 1,000,000 shares of common stock were granted in conjunction with debt financing.

The Company did not issue any options or warrants to employees or consultants during the nine months ended September 30, 2004 and 2003.

11.

Subsidiary

On April 11, 2001, ITec formed a wholly-owned subsidiary and incorporated it as a Delaware corporation known as ECO2 Environmental Systems.  The only activities to date were the registration of a trademark for ECO2 and the sale of a recycling machine to an Italian company operating in Italy.

12.

Agreements

The Company has entered into an agreement with Cesmet Laboratories SRL, (“Cesmet”) an Italian company for a cooperative effort and the oversight of ITec's Italian operations.  The fees for this agreement are on a time and expense basis billed monthly.  A director of the Company is a 50% owner of Cesmet.  The Company paid fees of $6,411 to Cesmet in nine months ending September 30, 2003.  Effective July 1, 2003, the Company terminated its agreement with Cesmet.

The Company has no employment agreements with its officers.

13.

Subsequent Events

The following is a summary of significant common stock transactions:

Conversion of Debt into Common Stock

In October 2004, the Company converted $600,000 of notes payable plus related interest into 76,086,000 shares of its Common Stock.  The Company also canceled warrants convertible into 3,200,000 shares of Common Stock issued to the note holder.

In October 2004, the Company converted $296,222 of accounts payable into 37,258,633 shares of its Common Stock.

In October 2004, the Company converted $422,296 of debt into 43,151,258 shares of its Common Stock.

Common Stock Issued for Services

In October 2004, the Company issued 87,750,000 shares of its Common stock for services valued at $87,750 to consultants in payment for consulting services performed.  The Company used consultants to provide legal services, financial and accounting services and investment relations.

ITec Environmental Group, Inc.

A DEVELOPMENT STAGE COMPANY

Notes to Consolidated Financial Statements

September 30, 2004

13.

Subsequent Events (continued)

Settlement of Litigation

In October 2004, the Company reached a settlement with Glenwood Marketing Associates, Inc., in regards to a note outstanding in the amount of $1,100,000 and $126,242 in accrued interest.  The Company issued 90 million shares of its common stock for a full and complete settlement of all outstanding amounts.

Advances Made by Officer

In October 2004, the Company received advances totaling $15,000 from the Company’s CEO and Chairman.  These short-term advances are unsecured, bear interest at 10%, and are payable on demand.

Reverse Stock Split Subsequent to the Balance Sheet Date

In November 2004, Company’s board of directors authorized a 1-for-165 split of its Common Stock.  The Company has filed a 14C Information Statement with the Securities and Exchange Commission regarding the proposed reverse stock split.  The Company has obtained written authorization from a majority of its shareholders regarding the reverse stock split.

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

We had revenue of $0 & $1,750 for the three and nine months ended September 30, 2004 compared with $0 & $455,250 for the three & nine months period ended September 30, 2003. All the revenues for 2003 consist of sales made to an Italian customer.

Management has been pursuing a matching funds loan from the California Integrated Waste Management Board in the amount $2,000,000 for the purchase of equipment to allow the expansion of the plastic recycling operations. To that end, the management entered into a lease on a new facility in Riverbank, California and began moving its Oakdale plant to the new Riverbank plant. As a result, the Company’s income producing operations have ceased for the short term. It is anticipated that the award of this loan from the State of California together with the potentially committed matching funds from Cornell Capital will result in the complete funding of the expanded and more efficient operations at the new Riverbank plant.  We are pursuing other parties to obtain the necessary finances.

There were no cost of goods sold for the three and nine months ended September 30, 2004 as compared with $0 and $201,200 for the same periods in 2003. No cost of goods sold is a direct result of the no sales in 2004. The components that make up the cost of goods sold include the auxiliary parts, labor and purchased equipment. These sales were for granulated oil bottles and territory fees respectively and have no cost of goods components.

Operating expenses for the three and nine months period ended September 30, 2004 were $564,270 & $1,267,716, which represents an increase of $287,199 & $411,097 from the same period in 2003. The increase of $411,097is mainly attributable to an increase of $681,033 in consulting fees which was offset by decreases of $19,732 in plant expenses, $81,155 in payroll expense and $243,168 in general and administrative expense as compared with the nine-month period ended September 30, 2003.  In 2004, the Company incurred consulting fees in association with debt placement, strategic planning and developing a plan to raise additional debt capital.

Depreciation and amortization expense increased 34% & 48% to $16,205 & $48,641 for the three and nine months ended September 30, 2004 compared to $12,907 & $32,772 for the same period in 2003. The increase is due to purchases of new plant and office equipment in the remainder of 2003 and to property and equipment being placed in service during 2003 which was purchased in earlier years.

The Company recorded net interest expense of $40,108 & $242,348 for the three and nine months ended September 30, 2004 for an increase of $31,208 and $189,396 respectively for the comparable periods in 2003.  The increase is attributed mainly to the amortization of loan origination fees of $164,214 associated with the new loan acquired in 2004 and accrual of 8% interest of $24,000 on MTI loan acquired in second half of 2003 offset by decrease in Glenwood Marketing interest accrual and interest stock discount element in issuances of stock for services received. For the three- and nine-month periods ending September 30, 2004 there were no accruals of interest expense associated with Glenwood Marketing Associates, Inc. disputed note payable in the amount of $1,100,000.  Our position is that we are no longer obligated under the terms of this note, and this matter is currently being litigated.

Our net losses increased 102% & 121% for the three and nine months ended September 30, 2004 to $577,046 & $1,449,341 compared with $285,971 & $655,521 for the three and nine months ended September 30, 2003.  The increase is due to increases in consulting, legal and professional fees and interest expense and a decrease in revenues.

At September 30, 2004 we have available approximately $7,823,801 and $1,449,431 in net operating loss carry-forwards from prior years and current year to date respectively available to offset future federal and state income taxes, respectively, which expire through 2021. Realization is dependent on generating sufficient taxable income prior to expiration of the loss carry-forwards. A change of greater than 50% of the Company ownership could significantly reduce the availability of the tax credits. At December 31, 2003 we have provided a valuation allowance to reduce its net deferred tax asset to zero. The amount of deferred tax asset considered realizable, however, can be revised in the near term based upon future operating conditions during the carry-forwards period.

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

At September 30, 2004, we had a working capital deficit of $3,383,748 compared to a working capital deficit of $2,624,051 at December 31, 2003, a net increase of $759,697 in working capital deficit. The 29% decrease in our working capital deficit is primarily attributed to increase of $378,955 notes payable, $218,153 in accounts payable and accrued liabilities offset by $28,352 increase in accounts receivable.

Company has acquired a new loan of $690,000 from Cornell Capital Partners, LP comprising of $500,000 cash and $190,000 as compensation debenture issued for loan origination fees. The agreement executed on February 24, & May 3, 2004, provides for putting 100 million shares of our Common Stock in escrow with the law firm of Butler Gonzales LLP. The outstanding balance as of September 30, 2004 consists of $405,000 of promissory.

As of September 30, 2004, we had total assets of $901,561 and a total shareholder's holder's deficit of $3,815,434 compared with total assets of $775,116 and total stockholder's deficit of $3,123,604 at December 31, 2003. Total assets increased due to the increase in cash, receivables, deposits and prepaid expenses. Total shareholders' deficit increased by 22% for the period ended September 30, 2004 due to the Company's additions of $1,449,431 net loss to accumulated deficit offset by $589,797 increase in paid in capital in 2004 as a result of issuing common stock for services and debt conversion.

For the nine months ended September 30, 2004, cash used by operating activities decreased to $481,827 from cash used by operating activities of $658,407 for the comparable period ended September 30, 2003. This decrease of $176,580 is attributed mainly to the issuance of shares for services and the reduction of operating expenses during the search for investment capital in 2004 which is reflected by an increase in net loss for the nine months period ended $793,4104, plus the following : 1) increase in non cash operating expenses and revenue $20,675, amortization of loan fees of $190,000, increase in shares issued for services and compensation $179,621, with an increase in accounts payable and accrued liabilities of $816,315 offset by an increase in accounts receivable, prepaid expenses and other assets of $197,877.

For the nine months ended September 30, 2004, we realized $527,700 in aggregate proceeds from notes payables. For the comparable period in 2003, we had an increase in notes payable of $231,233, and realized proceeds from the sale of common stock in the amount of $571,077.

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

Concurrently in the United States, we plan to both sell the ECO2 Environmental System and in California operate a full scale recycling plant. We have signed a two-year lease on a 6,900 sq ft building and have purchased or leased all equipment necessary for the plastic recycling test plant in California. The recycling pilot plant opened for operations in June 2003 and is located in Oakdale, CA. with two full time employees being hired for this operation.

We currently have contacts in place for all needed raw product.

We continue to market 3 different sizes of Granulators to Cities, Counties and private businesses throughout California.

In March 2004 Itec completed a lease for a larger building to install a full production recycling operation in Stanislaus County, California. It is a five-year lease with a five-year option. It has a sliding scale rent structure starting at $4,000 per month in month 5 and reaching $18,370 in month 10, with CPI increases on an annual basis. This lease is for a 50,000 sq ft steel frame building in a heavy industrial complex, and it includes approximately 3,500 sq ft of office space. All infrastructure including rail sidings are in place. Installation of equipment will take three months with the first testing of systems in June 2004. After completing the testing of the system, the start-up operational phase with take an additional two months. Employment would ramp up with the new recycling plant starting with four new employees, then adding an additional 18 employees. Itec will utilize both buildings, continuing to use the current location in Oakdale as our corporate offices and as a testing and research facility.

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

In addition, during November 2004, as part of the ongoing restructuring of the company debt and in furtherance of the Company’s plans for recapitalization, the company converted the MTI note payable to equity, issuing 76,086,000 shares of its common stock and canceled 3,200,000 warrants, converted $296,222 of accounts payable to 37,258,633 shares of its common stock and converted $422,296 of debt to shares of its common stock. The company also issued 87,750,000 shares of common stock for services associated with the financial restructuring of the company.

In November 2004 the Company’s Board of Directors authorized a of 165 to 1 reverse split filing a Form 14C Proxy statement with the Securities and Exchange Commission regarding the reverse split. The company obtained written authorization from a majority of its shareholders.

Forward-Looking Statements

In addition to historical information, this Quarterly Report on Form 10-QSB contains forward-looking statements that involve risks and uncertainties that could cause our actual results to differ materially. Factors that might cause or contribute to such differences include, but are not limited to, those discussed in Operations--Risk Factors.” When used in this report, the words "expects," "anticipates," "intends," "plans," "believes," "seeks," "estimates" and similar expressions are generally intended to identify forward-looking statements. You should not place undue reliance on these forward-looking statements, which reflect our opinions only as of the date of this Quarterly Report. We undertake no obligation to publicly release any revisions to the forward-looking statements after the date of this document. You should carefully review the risk factors described in other documents we file from time to time with the Securities and Exchange Commission, including the Annual Report on Form 10-KSB for the fiscal year ended December 31, 2003 and the other Quarterly Reports on Form 10-QSB filed by us in our fiscal year 2004, which runs from January 1, 2004 to December 31, 2004.

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

WE HAVE A HISTORY OF LOSSES.

We have never been profitable, and we have had operating losses since our inception. To date, we have engaged primarily in research and development efforts. The further development and commercialization of our products will require substantial development, regulatory, sales and marketing, manufacturing and other expenditures. We have only generated limited revenues from product sales. Our accumulated deficit was about $9.2 million at September 30, 2004.

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

ITEM 3. Controls and Procedures

An evaluation was carried out by the Company's management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's internal controls as well as the Company’s disclosure controls and procedures as of September 30, 2004 (as defined in Rule 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the design and operation of these disclosure controls and procedures were effective.

During the period covered by this report, there have been no changes in the Company's internal control over financial reporting that have materially affected or are reasonably likely to materially affect the Company's internal control over financial reporting.

PART II  - OTHER INFORMATION

Item 1.

Legal Proceedings

On June 30, 2003, an action was commenced in New York State Supreme Court in Nassau County entitled Glenwood Marketing Association, Inc. v. Itec Environmental Group, Inc, Gary DeLaurentiis and Lisa Fitzpatrick.  The complaint asserts that Itec Environmental Group, Inc., a Delaware corporation (the “Company”, “Itec”, or the “Registrant”) allegedly defaulted on payments due to Glenwood Marketing under a $1,100,000 loan, entitling Glenwood to recover $1,235,408.50 for breach of contract.  The complaint further alleges that a subsequent letter agreement modified the loan agreement, entitling Glenwood to convert the amount allegedly due into 70,193,636.36 shares of Itec stock, and demands delivery of the shares.  The complaint also alleges that Itec permitted DeLaurentiis and Fitzpatrick to divert and convert funds loaned by Glenwood for their own use and demands an accounting and judgment for monies allegedly due Glenwood as well as $1,500,000 in damages for unjust enrichment.  In addition, the complaint requests preliminary injunctive relief preventing transfer, encumbrance, pledge or sale of any Itec assets, appointment of a receiver to take possession of Itec's accounts and receivables and demands punitive damages of $5,000,000 (the “Litigation”).

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

On or around October 30, 2004, the parties to the Litigation agreed to the full settlement of any and all disputes pursuant to a full Settlement and Release Agreement.  In connection therewith, the parties executed a Stipulated Order of Dismissal with Prejudice (the “Order”).  The Order was submitted to the United Stated District Court for the Eastern District of New York for signing by the United States District Judge presiding over the Litigation.  The Company believes the Order will be signed by the Judge thereby dismissing the Litigation.

Item 2.

Unregistered Sales of Equity Securities and Use of Proceeds

Pursuant to the “safe harbor” private offering exemption provided by Rule 506 of Regulation D under Section 4(2) and of the Securities Act of 1933 (the “Exemption”), on October 22, 2004, in exchange for six (6) creditors of the Company (the “Creditors”) terminating approximately $939,402 in debts of Itec and releasing the Company from any and all liability in connection therewith, the Company sold 97,886,107 shares of the Company's common stock to the Creditors pursuant to Settlement and Release and Subscription Agreements (the “Settlement Documents”).  Pursuant to the Settlement Documents, the Company gave the Creditors “piggyback” registration rights in the event it files a registration statement.

For purposes of the Exemption, the Company relied upon (i) certain representations and warranties of the Creditors made pursuant to the Settlement Documents and certain Investor Questionnaires relative to their review of certain information provided and disclosed to them by and about the Company and their accredited or unaccredited status (as those terms are used in the Securities Act of 1933) and (ii) its own independent investigation to confirm the Creditors’ representations and warranties.

Pursuant to the Exemption, on or around October 30, 2004, in exchange for Glenwood Associates, Ltd., a New York corporation, a/k/a Glenwood Association, Inc., Glenwood Associates, Inc. ("Glenwood Associates") and Glenwood Marketing Association, Inc. ("Glenwood Marketing") (Glenwood Associates and Glenwood Marketing Association, Inc., collectively "Glenwood") terminating approximately $1,100,000 of disputed debt of Itec Environmental Group, Inc. (the "Company") and releasing the Company from any and all liability in connection therewith (including the dismissal of the Litigation), the Company issued 90,000,000 shares of the Company's common stock to certain designees of Glenwood pursuant to a Settlement and Release Agreement and certain Subscription Agreements (the "Glenwood Settlement Documents").  Pursuant to the Glenwood Settlement Documents, the Company gave the designees of Glenwood “piggyback” registration rights in the event it files a registration statement.

For purposes of the Exemption, the Company relied upon (i) certain representations and warranties of Glenwood and its designees made pursuant to the Settlement Documents and certain Investor Questionnaires and (ii) its own independent investigation to confirm said representations and warranties.

Pursuant to Regulation S of the Securities Act of 1933 (the "Reg. S Exemption"), on or around October 30, 2004, in exchange for certain Italian creditors of the Company terminating approximately $445,000 of disputed debt of the Company and releasing the Company from any and all liability in connection with any and all agreements between the parties and the disputed debt, the Company issued 44,502,299 shares of the Company's common stock to certain of the Italian creditors pursuant to a Settlement and Release Agreement and certain Subscription Agreements (the "Italian Settlement Documents").  Pursuant to the Italian Settlement Documents, the Company gave the Italian creditors “piggyback” registration rights in the event it files a registration statement.

For purposes of the Reg. S Exemption, the Company relied upon (i) certain representations and warranties of the Italian creditors made pursuant to the Settlement Documents and certain Investor Questionnaires and (ii) its own independent investigation to confirm said representations and warranties.

Item 3.

Defaults Upon Senior Securities

None

Item 4.

Submission of matters to a Vote of Securities Holders

On November 3, 2004, the stockholders of the Company holding a majority of the outstanding shares of common stock approved an amendment to the Company's Certificate of Incorporation, as amended, to reverse split the Company's issued and outstanding common stock at a ratio of 1-165 (the "Reverse-Split").

The Reverse-Split will be effected by filing an amendment to the Company's Certificate of Incorporation. Subsequent to the Reverse-Split, the number of issued and outstanding shares of the Company's common stock will be reduced in accordance with the ratio, and the total number of authorized shares of the Company's common stock will not be correspondingly reduced. The Reverse-Split will become effective upon the filing of the amendment with the Delaware Secretary of State. The Company's Board of Directors may, at its sole discretion, elect not to implement the Reverse-Split.

Upon filing the amendment to reverse-split the outstanding shares of common stock, the Company's Certificate of Incorporation will be amended by adding the following Section 5 to Article 4:

"Section 5.  Reverse-Split.  Effective upon filing by the Secretary of State of the State of Delaware of this Amendment to the Certificate of Incorporation (the "Effective Time"), and without decreasing the authorized capital stock of the Corporation, each one hundred sixty five (165) shares of common stock of the Corporation, par value $.001 per share, issued and outstanding or reserved for issuance or held in treasury (the "Old Common Stock"), shall automatically, and without any action by the holder thereof, be reclassified into one (1) share of common stock of the Corporation, par value $.001 per share (the "New Common Stock")."

Pursuant to Rule 14c-2 under the Securities Exchange Act of 1934, as amended, the proposals will not be adopted until a date at least 20 days after the date on which the Company Definitive 14C Information Statement has been mailed to the stockholders.

Item 5.

Other Information

None

Item 6.

Exhibits

See Exhibit Index

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

ITEC ENVIRONMENTAL GROUP, INC.

November 15, 2004

/s/ Gary De Laurentiis

Gary De Laurentiis

President & Chief Executive Officer

(Principal Executive Officer)

November 15, 2004

/s/ Frederick W. Smith

Frederick W. Smith, Jr.

Acting Chief Financial Officer

(Principal Financial Officer)

EXHIBIT INDEX

Exhibit No.

Exhibit Description

Location

3.1(i)

Restated Certificate of Incorporation

Incorporated by Reference to

the DEF-14A filed

on September 9, 2002.

3.2(i)

Certificate of Incorporation

Incorporated by reference to

Registrant's Form S 18

Registration Statement, File

No. 33-31067

3.3(ii)

Bylaws

Attached

4.1

Form of Settlement and Release

Attached

Agreement

4.2

Form of Proxy to Vote

Attached

4.3

Form of Voting Agreement

Attached

4.4

Form of Common Stock Subscription

Attached

Agreement

10.1

Commitment Letter from the California

Attached

Integrated Waste Management Board

31.1

Certification of Chief Executive Officer

Attached

pursuant to Section 302 of the

Sarbanes-Oxley Act of 2002.

31.2

Certification of Chief Financial Officer

Attached

pursuant to Section 302 of the

Sarbanes-Oxley Act of 2002.

32.1

Certification of Chief Executive Officer

Attached

pursuant to Section 906 of the

Sarbanes-Oxley Act of 2002.

32.2

Certification of Chief Financial Officer

Attached

pursuant to Section 906 of the

Sarbanes-Oxley Act of 2002.