Form 10KSB
period 2004-12-31
ITEC ENVIRONMENTAL GROUP INC
filed 2005-04-15
CIK 855372

UNITED STATES SECURITES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-KSB

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE
SECURITIES EXCHANGE ACT OF 1934
For Fiscal Year Ended
December 31, 2004

Commission File # 000-27867

ITEC ENVIRONMENTAL GROUP, INC.
(Exact name of registrant as specified in its charter)

Delaware
(State or other jurisdiction of incorporation or organization)

31-1705310
(IRS Employer Identification Number)

5300 Claus Rd.
Riverbank, Ca. 95367
(Address of principal executive offices)(Zip Code)

209-881-3523
(Registrant's telephone no., including area code)

(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act: None
Securities registered pursuant to Section 12(g) of the Act: Common Stock, $0.001 Par Value

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B not contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB/A or any amendment to this Form 10-KSB/A. ☐

Revenues for year ended December 31, 2004  $1,750

Aggregate market value of the voting common stock held by non-affiliates of the registrant as of April 14, 2005 was $1,348,177.

Number of shares of the registrant's common stock outstanding as of April 14, 2005 was 19,507,890.

PART I

ITEM 1. DESCRIPTION OF BUSINESS

Founded in 1999, Itec Environmental Group, Inc., a Delaware corporation (“Itec” or the “Company”) merged with Beechport Capital in 2000, after which Itec continued as the surviving, public entity. Following the merger, Itec licensed the System from Honeywell, which initially was intended merely to be used to recycle used oil containers and recapture the residual oil for recycling. Itec’s initial plan was to commercialize the Honeywell invention and develop the equipment necessary to utilize the System and sell equipment. However, once the System was developed and business models were completed, Itec realized that the largest profit ratios would be obtained through building and operating Itec plants and producing and selling the PET flake/pellets and post-consumer HDPE natural flake/pellets.

Itec worked in collaboration with Honeywell and several engineering companies with expertise in the fields of C02 and solvents to develop the System. During the process of engineering, designing and building the equipment, Itec developed and improved System to recycle not only oil containers but also plastic of all types, including plastic with harmful contaminates. As a result of this development of the System technology, Itec was able to approach Honeywell and suggest collaboration on the filing of a new patent that expands the scope of the System to include the improved method to recycle most types of plastic without the use of water. This System has demonstrated its ability to remove all contaminants, dirt, labels and odors from each type of recyclable plastics that was tested. The System’s process produces the highest value clean, marketable plastic flakes, which are used as raw materials to create new plastic products.

Itec has developed a unique and revolutionary patent pending process, the Eco2TM Environmental System (the “System”) that cleans post-consumer plastics without the use of water, at a cost savings of 30% to 40%. The System is licensed from Honeywell FM&T and the Department of Energy exclusively to Itec for the life of the patent. Further, over the past five years, $8,500,000 has been invested in the development of the technology and equipment comprising the System, including building several scaled up versions of prototype plants, testing the prototypes, building a pilot plant, evaluating the product produced by the prototype systems and real-time testing over the past three years. Itec’s goal is to build and operate Plastic Recycling plants throughout the USA in which the System can be used and, secondly, to sell the Systems worldwide to third parties.

In August 2004 the State of California Integrated Waste Management Board (CIWMB), through the Recycle Market Development Zone Loan (RMDZ) Program, approved a $2,000,000 “matching funds loan” to be used to build a plant in California. To qualify for the loan the Company leased a 58,000 square foot building in Riverbank CA with a five (5) year lease that includes a five (5) year additional extension. The Company is seeking to raise $11,500,000 to expand its operations through the creation of two new facilities in California. The plants will be used by Itec to implement the System. Assuming Itec is able to raise the working capital needed for production of the plants, Itec expects the first Itec plant to be strategically located in Riverbank, where the Company has leased a 58,000 square foot building between the San Francisco Bay Area and the greater Sacramento Metropolitan Area. Strategically locating one of our plants in between the Bay Area and the Sacramento Metropolitan Area will allow Itec to provide convenient access for clients, potentially serving over 10,000,000 residential customers.

Itec’s initial plans for its second plant are to locate the facility in the Greater Los Angeles Basin, home to over 18,500,000 people. Itec’s research indicates the Greater Los Angeles Basin generates an enormous amount of plastic containers. In fact, a strong case can be made for locating a third Itec facility in San Diego County, which has both a significant population and continuing growth.

The Company has secured a supply of raw material from the major collector of the post consumer used beverage containers in California as well as from several independent sources. The Plastic Recycling Corp. of California (PRCC) has committed to make available to Itec up to 100 Million pounds of material per year. Itec’s first plant will be capable of producing up to 44 million pounds per year (See the PRCC letter in the Appendix).

Indeed, once Itec obtains the working capital necessary to build its first plant, it will be well positioned to produce and sell a large quantity of its PET and HDPE flake. Itec recently entered into a three-year “Agency Agreement” with H. Muehlstein & Co., Inc., pursuant to which H. Muehlstein will act as Itec’s exclusive agent for the purchase and sale annually of up to 60 million pounds of Itec’s PET flake and post-consumer HDPE natural flake and pellets in the United States and Canada (See the H. Muehlstein & Co., Inc. Agreement in the Appendix).

Gary De Laurentiis, President & CEO of Itec, has worked with H. Muehlstein & Co. for over 12 years. H. Muehlstein brings tremendous value to their clients and has an excellent reputation within the industry. H. Muehlstein & Co. will act as Itec’s sales force, representing Itec’s products within the US and Canada.

ITEM 2. DESCRIPTION OF PROPERTY

The Company does not own any real property. Itec has entered into a five-year use agreement with a five-year option on a 51,394 sq. ft. steel frame building in the heavy industrial complex building in Riverbank, California. The agreement includes 3,500 sq. ft. of office space.

ITEM 3. LEGAL PROCEEDINGS

The Company is not currently involved in any legal proceedings.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On November 3, 2004 via a written consent in lieu of a special meeting of the shareholders, a majority of the shareholders of the common stock of the Company voted to amend the Articles of Incorporation, as amended, of the Company to reverse-split the Company’s issued and outstanding common stock at a ratio of 1-for-165. 396,436,171 shares of common stock were voted in favor of the amendment. No votes were cast against the amendment.

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

As of April 14, 2005, Itec Environmental Group had 19,507,890 shares of common stock issued and outstanding and had approximately 867 stockholders of record.

Itec’s common stock is not traded on a registered securities exchange, or the NASDAQ. Itec’s common stock is quoted on the National Association of Securities Dealers OTC Bulletin Board. The following table sets forth the range of high and low bid quotations for each fiscal quarter for the past two (2) years. These quotations reflect inter-dealer prices without retail mark-up, mark-down, or commissions, and a 1-for-165 reverse-split on December 20, 2004, and may not necessarily represent actual transactions.

FISCAL QUARTER ENDING	HIGH BID	LOW BID
December 31, 2004	$.43	$.0014
September 30, 2004	$.017	$.0015
June 30, 2004	$.12	$.008
March 31, 2004	$.07	$.02
December 31, 2003	$.04	$.02
September 30, 2003	$.05	$.01
June 30, 2003	$.05	$.01
March 31, 2003	$.35	$.03

April 13, 2005, the closing price was $.07 per share.

We have never declared or paid cash dividends to our stockholders. We currently intend to retain all available funds and any future earnings for use in the operation of our business and we do not anticipate declaring or paying cash dividends for the foreseeable future.

Equity Compensation Plan Information

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)		Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders
Equity compensation plans not approved by security holders	2,457,370(1 15,000,000(2	) )	$.06 Price as listed on the OTCBB at the time of issuance.	N/A 5,150,000
Total	17,457,370		--	5,150,000

(1) Consists of a Warrant issued by the Company to Gary De Laurentiis, its Chairman & CEO pursuant to which Mr. De Laurentiis may purchase up to 2,457,370 shares of common stock of the Company, exercise price of $.06 per share.

(2) 2005 Stock Plan of the Company adopted by the Board of Directors on January 28, 2005. The 2005 Stock Plan (the “Plan”) was adopted by the Board of Directors as a method to compensate company employees, directors and non-employee independent contractors that provide services to the Company. The Plan is administered by the two non-employee directors of the Company based upon recommendations for issuances by the Company’s CEO.

Recent Sales of Unregistered Securities

During the period covered by this 10-KSB, the Company sold the following securities which were not registered under the Securities Act of 1933 (the “Act”):

In March 2005, pursuant to the "safe harbor" private offering exemption provided by Rule 506 of Regulation D under Section 4(2) and of the Securities Act of 1933 (the "Exemption") in exchange for services provided by Mr. De Laurentiis to the Company, the Company issued a Warrant to Gary De Laurentiis, its Chairman & CEO, pursuant to which Mr. De Laurentiis may purchase up to 2,457,370 shares of common stock of the Company, exercise price of $.06 per share (the “Warrant”). The Warrant is exerciseable for a period of five (5) years and may be exercised for cash or via a cashless exercise. The shares underlying the Warrant have piggy-back registration rights.

In March 2005, pursuant to the Exemption, the Company issued 100,000 shares of its common stock to Apex Charting, Inc.

For purposes of the Exemptions above, the Company relied upon representations and warranties of the recipient of the securities and its own investigations.

In February 2005, pursuant to Regulation S of the Securities Act of 1933 (the "Reg. S Exemption"), in exchange for certain Italian creditors of the Company terminating approximately $23,207 of disputed debt of the Company and releasing the Company from any and all liability in connection with any and all agreements between the parties, the Company issued 14,608 shares of the Company's common stock to certain of the Italian creditors pursuant to Settlement and Release Agreements and certain Subscription Agreements. These shares have piggy-back registration rights.

For purposes of the Reg. S Exemption, the Company relied upon (i) certain representations and warranties of the Italian creditors made pursuant to the Subscription Agreements and certain Investor Questionnaires and (ii) its own independent investigation to confirm said representations and warranties.

In December 2004, pursuant to the Reg. S Exemption, in exchange for certain Italian creditors of the Company terminating approximately $73,183 of disputed debt of the Company and releasing the Company from any and all liability in connection with any and all agreements between the parties, the Company issued 40,698 shares of the Company's common stock to certain of the Italian creditors pursuant to Settlement and Release Agreements and certain Subscription Agreements. These shares have piggy-back registration rights.

For purposes of the Reg. S Exemption, the Company relied upon (i) certain representations and warranties of the Italian creditors made pursuant to the Subscription Agreements and certain Investor Questionnaires and (ii) its own independent investigation to confirm said representations and warranties.

In November 2004, pursuant to the Exemption, in exchange for Glenwood Associates, Ltd., a New York corporation, a/k/a Glenwood Association, Inc., Glenwood Associates, Inc. ("Glenwood Associates") and Glenwood Marketing Association, Inc. ("Glenwood Marketing") (Glenwood Associates and Glenwood Marketing Association, Inc., collectively "Glenwood") terminating approximately $1,100,000 of disputed debt of Itec and releasing the Company from any and all liability in connection therewith (including the dismissal of certain litigation), the Company issued 90,000,000 shares of the Company's common stock to certain designees of Glenwood pursuant to a Settlement and Release Agreement and certain Subscription Agreements. These shares have piggy-back registration rights.

For purposes of the Exemption, the Company relied upon (i) certain representations and warranties of Glenwood and its designees made pursuant to the Subscription Agreements and certain Investor Questionnaires and (ii) its own independent investigation to confirm said representations and warranties.

In November 2004, pursuant to the Reg. S Exemption, in exchange for certain Italian creditors of the Company terminating approximately $445,000 of disputed debt of the Company and releasing the Company from any and all liability in connection with any and all agreements between the parties, the Company issued 44,502,299 shares of the Company's common stock to certain of the Italian creditors pursuant to a Settlement and Release Agreement and certain Subscription Agreements.

For purposes of the Reg. S Exemption, the Company relied upon (i) certain representations and warranties of the Italian creditors made pursuant to the Subscription Agreements and certain Investor Questionnaires and (ii) its own independent investigation to confirm said representations and warranties.

Pursuant to the Exemption, in October 2004, in exchange for six (6) creditors of the Company (the “Creditors”) terminating approximately $939,402 in debts of Itec Environmental Group, Inc. (the “Company”) and releasing the Company from any and all liability in connection therewith, the Company sold 97,886,107 shares of the Company's common stock to the Creditors pursuant to Settlement and Release and Subscription Agreements (the “Settlement Documents”).

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

We use patented technology and proprietary equipment to recycle plastic.

We license environmental technology using a carbon dioxide cleaning process from Honeywell International, Inc. This new environmental technology, the System, is believed by management to be the only pollution reduction and recycling system on the market today that allows for the 100% recycling of contaminated plastics. By using the carbon dioxide cleaning process, the Company can focus on environmental protection and environmental safety by creating no chemical waste disposal in the oil recycling and plastic recycling process.

Results of Operations

We had revenue of $1,750 in 2004 compared with $468,589 in 2003, a decrease of $466,839 (99.6%). The decrease in revenue in 2004 was the result of the change in business strategy from the marketing of equipment and licensing of “the system” technology to building an Itec plant for the recycling of plastic. This required the management to focus its efforts on raising funding of approximately $7,000,000 to capitalize the new business strategy.

Cost of goods sold amounted to $68,704 in 2004 as compared with $210,567 in 2003. This again reflects the company’s change in business strategy. The cost of goods in 2004 is for inventory being written off, which was in Italy.

Total operating expenses increased by $456,674 from $1,826,256 in 2003 to $2,282,930 in 2004. The increase is mainly attributable to an increase in consulting fees and attorney’s fees in 2004 in association with business issues and developing a plan to raise additional capital.

Depreciation expense amounted to $57,007 in 2004 as compared to $42,705, an increase of $14,302 (33.5%).

The Company recorded net interest expense of $273,327 in 2004 as compared to $61,078 in 2003. The $212,249 (347.5%)increase is attributed to the cost of borrowing from Cornell Capital.

Our net losses for the fiscal year 2004 amounted to $2,237,699 compared with $1,633,534 in 2003, an increase of 604,165 (37.0%). The increase is primarily due to increases in consulting and professional fees and general and administrative expenses.

At December 31, 2004 and 2003, we have available approximately $10,071,000 and $7,819,000 in net operating loss carry-forwards available to offset future federal and state income taxes, respectively, which expire through 2024. Realization is dependent on generating sufficient taxable income prior to expiration of the loss carry-forwards. A change of greater than 50% of the Company ownership could significantly reduce the availability of the tax credits. At December 31, 2004 and 2003, we have provided a valuation allowance to reduce its net deferred tax asset to zero. The amount of deferred tax asset considered realizable, however, can be revised in the near term based upon future operating conditions during the carry-forwards period.

During the fiscal year ending December 31, 2004, the company issued 137,650,000 pre-reverse split common shares of the company common stock having a market value of approximately $1.3 million to David Otto, principal of the Otto Law Group of Seattle, Washington. The purpose of the issuance of the shares was to pay for current and future fees for strategic business consulting and legal services rendered relating to the equity restructuring of the company and recapitalization efforts. The issuance of these shares was necessary due to a lack of funds for these purposes and resulted in substantial increases in professional fees in 2004.

Liquidity and Capital Resource

Historically, our working capital needs have been satisfied primarily through private placement of our securities and other debt instruments, such as short and long-term notes with certain investors. We reasonably expect to continue to do so in the future, but cannot guarantee that such financing activities will be sufficient to fund our current and future projects and our ability to meet our cash and working capital needs

At December 31, 2004, we had a working capital deficit of $1,627,957 compared to a working capital deficit of $2,624,051 at December 31, 2003. The 38.0% decrease in working capital deficit is primarily attributed to decreases in accounts payable and short-term borrowings, offset by a $268,987 (100%) decrease in accounts receivable and a $55,094 (100%) decrease in inventory at December 31, 2004. We were able to convert debt into shares of our common stock.

As of December 31, 2004, we had total assets of $423,149 and a total shareholder's holder's deficit of $1,906,260 compared with total assets of $775,116 and total stockholder's deficit of $3,123,604 at December 31, 2003. Total assets decreased by 98.3% due to the write-off of uncollectable receivables and unusable inventory. Total shareholders' deficit decreased by 39.0% in 2004 due to the fact that the consulting and professional fees that created the increase to net loss were non-cash, stock-based compensation amounts that contributed to a $3,448,571 increase to the Company’s Additional Paid-In Capital.

For the fiscal year ended December 31, 2004, cash used by operating activities increased to $854,693 from $594,834 for the comparable period ended December 31, 2003, an increase of $260,859 (43.9%). This increase is attributed to the conversion of debt into equity, which created a gain of $634,211, and on operating expenses in 2004. In addition, in fiscal year 2003, cash flows used in investing activities were $168,234 compared with net cash obtained by investing activities of $14,690 in 2004. The decrease is primarily due to the fact that the Company invested more in Property, Plant and Equipment in 2003.

In fiscal year ended 2004, we realized cash flow from financing activities of $845,244 compared with $761,800 for the comparable period in 2003, an increase of $83,444 (11.0%). The increase is due to additional borrowings during 2003. There were no sales of common stock in 2004, compared to common stock sales of $172,940 in 2003.

Off-Balance Sheet Arrangements

We do not have any off balance sheet arrangements that have or are likely to have a material current or future effect on the Company's financial condition, or changes in financial condition, liquidity or capital resources or expenditures.

We do not have sufficient cash or lines of credit for the next twelve months but are in the process of raising funds. We expect to have sufficient cash or lines of credit to satisfy our needs for the twelve months ending December 31, 2005. There is no guaranty, however, that efforts will result in Itec raising sufficient capital or any capital or additional financing.

Our plan for the next twelve months is opening a plastic recycling plant in Stanislaus County, California.

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

The following chart names our significant customers, describes the status of the ordered products, and describes the estimated time of delivery:

CUSTOMERS FROM THE IG	Deposit Paid

OPT International / Massimo Mari Loc. Paduni snc. 03012 Anagni (FR) Italy System 1 System 2

V2&M Plastic srl / Pasquale Vella Via Vivaldi n. 59 81100 Caserta Italy System 1 System 2	$ 40,000

E-bios sas / Alberto Mazza Via Nocelle, 69 80128 Napoli Italy System 1 System 2

Ecotruck srl / Giuseppe Cuscuna Ecotruck srl Via Cisterna, 3 89844 Nicotera (V) Italy System 1 System 2

CM Cleaning srl / Carlo Mastrominico Via Aldo Moro, 31 San Cipriano D' Avers System 1 System 2 NON IG CUSTOMER	$ 40,000 $ 40,000

EnviroPlastic-Hungary Istvan Kiraig UT 32 529 Zhalombatta H2440 Hungary System 1	$ 75,000

$195,000

There are pending orders for mobile/portable ECO2TM Environmental Systems for delivery upon Italian government approval.

In 2000 and 2001 we received funds from Italian investors who are also business owners or partners in companies that have signed purchase orders for equipment being sold by Itec. During 2003, $368,768 of the notes payable have been reclassified from debt to deferred revenue. During 2004 $73,768 of the notes payable, which have been previously reclassified to deferred revenue, were converted by our customers into stock of the company.

In addition to the conversion of deferred revenue, the majority of the Italian investors who were holding notes payable converted their notes payable into stock of the company. This reduced the notes payable to the Italian investors to the sum of $353,980. In March of 2004, the company applied for a $2,000,000 matching fund loan from the California Integrated Waste Management Board(“CIWMB”). A qualifying condition for the loan was that Itec have sufficient facilities leased and available for the construction of a recycling plant. As a result, Itec entered into a five-year lease contract with Norris Industries for 58,000 square feet of factory floor space in Riverbank, California. Itec moved the pilot plant, which had been constructed and operating in Oakdale, California, to the Riverbank facility and pending funding of the loan will commence operations there upon receipt of sufficient capital.

In the United States, we plan to operate a full scale recycling plant. We have signed a five-year lease on a building and have moved all equipment necessary for the plastic recycling pilot line to our new plant in Riverbank, California. The recycling pilot plant opened for operations in June 2003 and was located in Oakdale, CA.

The lease for the plant in Riverbank, California lease is a five-year lease with a five-year option. It has a sliding scale rent structure starting at $4,000 per month in month 5 and reaching $18,370 in month 10, with CPI increases on an annual basis. This lease would be for a 58,000 sq ft steel frame building in a heavy industrial complex, it would include approximately 3,500 sq ft of office space. All infrastructure including rail sidings are in place. Installation of equipment will take three months with the first testing of systems in June 2005. After completing the testing of the system, the start-up operational phase with take an additional two months. Employment would ramp up with the new recycling plant starting with four new employees, then adding an additional 44 employees.

We currently have contacts in place for all needed raw product and we are seeking additional sources of product for future growth.

Itec recently entered into a three-year “agency agreement” with H Mulstein & Co., Inc., pursuant to which H Mulstein will act as Itec’s exclusive agent for the purchase and sale annually of up to sixty million (60,000,000) pounds of Itec’s PET flake and post-consumer HDPE natural flake/pellets in the United States and Canada.

The following chart provides details of our milestones in our business plan and timeline for reaching these milestones.

	Months to
Task required	Complete	In Month	Cost	Completed

Receive Approval of Funding
Negotiate lease	1	2		Yes
Deposit required			$59,110
Permit Process	0	Yes
One Permit Necessary –
Air Quality				Yes
Engineering	2	1	$150,000	25%
Electrical Installation	1	1	$150,000	No
OrderEquipment&Pay20%Deposit
Order Equipment & Pay 20% Deposit		1	$1,115,000	No
BalanceofEquipmentPayment
Equipment Progress Payments		1	$2,302,000	No
Balance of Equipment Payment		2	$150,000	No
Total Cost			$3,926,110
Start Production		6

We do not have sufficient cash or lines of credit to fund operations for the next 12 months. Itec is in negotiations to secure cash needs for the next twelve months as follows: Capital projects $5,000,000 to start up the full-scale recycling/processing plant in California. Out of the $5,000,000 general working capital needs are $1,648,000 for general office expenses, payroll and benefits, legal and audit, increased inventory and business development projects.

Strategic Alliance Agreements

Itec has engaged in a series of discussions for the purpose of entering into manufacturing, technology and sales alliances. Such discussions are ongoing and the Company anticipates that these negotiations will lead to the consummation of several critical contracts, agreements and/or alliances in the foreseeable future that will provide the Company with the ability to accelerate the sales/delivery cycle through calendar year 2005 and thereafter.

While the Company has not signed any definitive agreements, the Company is actively seeking acquisitions or business opportunities to, among other things, increase revenues and improve stockholder value, which businesses or lines of business may or may not relate to the current core business of the Company.

Equity

In February 2004, we received approval from the SEC for an SB-2 registration statement with the Securities and Exchange Commission seeking approval to issue up to 157,7272 shares of its common stock for $5,000,000 of equity with Cornell Capital Partners, LP. On February 12, 2004 Itec received notice ordering declared effective that registration statement. Itec only obtained $500,000 from Cornell in fiscal year 2004.

Based upon managements recommendations, on November 3, 2004 via a written consent in lieu of a special meeting of the shareholders, a majority of the shareholders of the common stock of the Company voted to amend the Articles of Incorporation, as amended, of the Company to reverse-split the Company’s issued and outstanding common stock at a ratio of 1-for-165. 396,436,171 shares of common stock were voted in favor of the amendment. No votes were cast against the amendment.

Significant Accounting Policies and Estimates

Management's Discussion and Analysis of Financial Condition and Results of Operations discusses the Company's consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an on-going basis, management evaluates its estimates and judgments, including those related to reserves and intangible assets. Management bases its estimates and judgments on historical experiences and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The most significant accounting estimates inherent in the preparation of the Company's financial statements include estimates as to the appropriate carrying value of certain assets and liabilities which are not readily apparent from other sources, primarily allowance for doubtful accounts recovery of intangible assets. These accounting policies are described at relevant sections in this discussion and analysis and in the notes to the consolidated financial statements included in our Annual Report on Form l0-KSB for the fiscal year ended December 31, 2004.

Cautionary Warning Regarding Forward-Looking Statements

This press release may contain "forward-looking statements." In some cases, you can identify forward-looking statements by terminology such as "may," "will," "should," "could," "expects," "plans," "intends," "anticipates," "believes," "estimates," "predicts," "potential" or "continue" or the negative of such terms and other comparable terminology. These forward-looking statements include, without limitation, statements about our market opportunity, our strategies, competition, expected activities and expenditures as we pursue our business plan, and the adequacy of our available cash resources. Although we believe that the expectations reflected in any forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Actual results may differ materially from the predictions discussed in these forward-looking statements. Changes in the circumstances upon which we base our predictions and/or forward-looking statements could materially affect our actual results. Additional factors that could materially affect these forward-looking statements and/or predictions include, among other things: (1) our limited operating history; (2) our ability to pay down existing debt; (3) our ability to retain the professional advisors necessary to guide us through our corporate restructuring; (4) the risks inherent in the investigation, involvement and acquisition of a new business opportunity; (5) unforeseen costs and expenses; (6) potential litigation with our shareholders, creditors and/or former or current investors; (7) the Company's ability to comply with federal, state and local government regulations; and (8) other factors over which we have little or no control.

ITEM 7. FINANCIAL STATEMENTS

ITEC ENVIRONMENTAL GROUP, INC.
A DEVELOPMENT STAGE COMPANY

CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2004 AND 2003

ITEC ENVIRONMENTAL GROUP, INC.
A DEVELOPMENT STAGE COMPANY

CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2004 AND 2003

C O N T E N T S

Report of Independent Certified Public Accountants	1

Consolidated Balance Sheets	2

Consolidated Statements of Operations	3

Consolidated Statements of Shareholders’ Equity	4

Consolidated Statements of Cash Flows	5 - 6

Notes to Consolidated Financial Statements	7 - 29

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

Board of Directors and Shareholders
ITec Environmental Group, Inc.
(A Development Stage Company)

We have audited the accompanying consolidated balance sheets of ITec Environmental Group, Inc., (a Development Stage Company) (“ITec”), as of December 31, 2004 and 2003, and the related consolidated statement of operations, shareholders' equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. We did not audit the consolidated financial statements of ITec from inception on March 28, 2000 through December 31, 2002. The consolidated financial statements as of December 31, 2002 and for the period from inception on March 28, 2000 through December 31, 2002, were audited by other auditors whose reports reflected a net loss of $6,190,267 of the total net loss from inception. Those statements were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to the amounts included for such prior periods, is based solely on the report of the other auditors.

We conducted our audits in accordance with standards of the Public Company Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of ITec Environmental Group, Inc., (a Development Stage Company), as of December 31, 2004 and 2003, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The other auditor’s report on the 2002 financial statements of ITec included an explanatory paragraph describing conditions that raised substantial doubt about the Company’s ability to continue as a going concern.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in the Note 2 to the consolidated financial statements, the Company incurred a net loss of $2,237,699 during the year ended December 31, 2004, and, as of that date, had a working capital deficiency of $1,627,958 and net capital deficiency of $1,906,260. Those conditions raise substantial doubt about the Company’s ability to continue as going concern. Management plans to raise additional equity and pursue financing arrangements to remedy the capital and loss deficiencies. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Pohl, McNabola, Berg & Company, LLP

Pohl, McNabola, Berg & Company LLP
San Francisco, CA
March 19, 2005

ITEC ENVIRONMENTAL GROUP, INC.
A DEVELOPMENT STAGE COMPANY
CONSOLIDATED BALANCE SHEETS
AS OF DECEMBER 31, 2004 AND 2003

	2004	2003
ASSETS
Current Assets
Cash and cash equivalents	$5,366	$125
Accounts receivable, net	-	268,987
Inventory	-	55,094
Total current assets	5,366	324,206

Fixed Assets
Property and equipment, net of depreciation	193,600	250,607
Total fixed assets	193,600	250,607

Other Assets
License fee, net	5,000	15,000
Note receivable - officer	147,973	77,973
Note receivable - other	-	84,690
Deposits	37,514	10,224
Prepaid expenses	16,446	12,416
Other	17,250	-
Total other assets	224,183	200,303

TOTAL ASSETS	$423,149	$775,116

LIABILITIES AND SHAREHOLDERS' DEFICIT
Current Liabilities
Accounts payable	$644,355	$932,321
Income taxes payable	-	800
Accrued liabilities - officer	150,520	96,332
Accrued liabilities	670,416	209,726
Capital lease obligation - short term	18,032	10,078
Notes payable	150,000	1,699,000
Total current liabilities	1,633,323	2,948,257

Other Liabilities
Notes payable - Italian Investors	353,980	446,463
Capital lease obligation - long term	16,005	28,810
Notes payable - officers	126,100	-
Deferred revenue	200,001	475,190
Total other liabilities	696,086	950,463

TOTAL LIABILITIES	2,329,409	3,898,720

SHAREHOLDERS' DEFICIT
Preferred stock, 10,000,000 shares authorized; $0.001 par value; None issued and outstanding in 2003 and 2002	-	-
Common stock, 750,000,000 shares authorized; $0.001 par value; issued and outstanding 427,345 shares in 2003; 6,898,914 shares in 2004, respectively	6,900	428
Additional paid-in capital	8,148,340	4,699,769
Deficit accumulated during the development stage	(10,061,500)	(7,823,801)
Total shareholders' deficit	(1,906,260)	(3,123,604)

TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIT	$423,149	$775,116

The accompanying notes are an integral part of these financial statements.

ITEC ENVIRONMENTAL GROUP, INC.
A DEVELOPMENT STAGE COMPANY
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 2004 AND 2003
AND FOR THE PERIOD FROM INCEPTION (MARCH 28, 2000) THROUGH DECEMBER 31, 2004

	2004	2003	For the period from inception (March 28, 2000) through December 31, 2004
Income
Revenues	$1,750	$468,589	$494,387

Cost of goods	(68,704)	(210,567)	(295,977)

Gross profit (loss)	(66,954)	258,022	198,410

Operating Expenses
Plant expenses	37,096	140,887	177,983
Payroll	604,863	468,831	2,136,170
Consulting fees	1,192,390	975,296	5,000,072
Research and development	62,000	3,750	177,490
General and administrative	319,575	184,787	2,302,668
Depreciation and amortization	67,006	52,705	156,115

Total operating expenses	2,282,930	1,826,256	9,950,498

Other expenses and (income)
Interest expense ( income)	273,327	61,078	684,608
Gain from extinguishment of debt	(634,211)	-	(634,211)
Other expenses	247,899	74	254,067

Total other (income) and expenses	(112,985)	61,152	304,464

Net loss before taxes	(2,236,899)	(1,629,386)	(10,056,552)

Provision for income taxes	800	4,148	4,948

Net loss	$(2,237,699)	$(1,633,534)	$(10,061,500)

Loss per share:
Basic - continuing operations	$(1.40)	$(4.59)	$(21.94)
Diluted - continuing operations	$(1.40)	$(4.59)	$(21.94)

Weighted average number of shares:
Basic	1,595,427	356,011	458,610
Diluted	1,595,427	356,011	458,610

The accompanying notes are an integral part of these financial statements.

ITEC ENVIRONMENTAL GROUP, INC.
A DEVELOPMENT STAGE COMPANY
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
FOR THE PERIOD FROM INCEPTION (MARCH 28, 2000) THROUGH DECEMBER 31, 2004

	Common Stock		Preferred Stock		Additional paid-in	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance March 28, 2000	-	$-	-	$-	$-	$-	$-

Sale of common stock	40,315	40	-	-	6,612	-	6,652

Net Loss	-	-	-	-	-	(1,215,313)	(1,215,313)

Balance December 31, 2000	40,315	$40	-	$-	$6,612	$(1,215,313)	$(1,208,661)

Common stock - reverse merger	20,291	20	-	-	(20)	-	-

Common stock issued for services	16,315	16	-	-	1,092,112	-	1,092,128

Net Loss	-	-	-	-	-	(2,411,222)	(2,411,222)

Balance at December 31, 2001	76,921	$77	-	$-	$1,098,703	$(3,626,535)	$(2,527,755)

Common stock issued for services	42,424	42	-	-	888,396	-	888,438

Sale of common stock	135,182	135	-	-	1,641,767	-	1,641,902

Net Loss	-	-	-	-	-	(2,563,732)	(2,563,732)

Balance at December 31, 2002	254,528	$255	-	$-	$3,628,865	$(6,190,267)	$(2,561,147)

Sale of common stock	36,618	37	-	-	172,903	-	172,940

Common stock issued for compensation	12,121	12	-	-	71,988	-	72,000

Share adjustment	(404)	-	-	-	-	-	-

Common stock issued for services	124,481	124	-	-	820,013	-	820,137

Warrant issuance	-	-	-	-	6,000	-	6,000

Net loss	-	-	-	-	-	(1,633,534)	(1,633,534)

Balance December 31, 2003	427,345	$428	-	$-	$4,699,769	$(7,823,801)	$(3,123,604)

Shares issued for notes payable conversion	1,006,625	1,007	-	-	1,863,235	-	1,864,242

Shares issued for accounts payable conversion	318,434	318	-	-	285,181	-	285,499

Shares issued for debt conversion	1,170,434	1,171	-	-	306,286	-	307,457

Common stock issued for compensation - Directors	149,775	150	-	-	240,350	-	240,500

Common stock issued for services	3,826,301	3,826	-	-	1,930,937	-	1,934,763

Common stock issued for future legal fees	-	-	-	-	(1,177,418)		(1,177,418)

Net loss	-	-	-	-		(2,237,699)	(2,237,699)

Balance December 31, 2004	6,898,914	$6,900	-	$-	$8,148,340	$(10,061,500)	$(1,906,260)

The accompanying notes are an integral part of these financial statements.

ITEC ENVIRONMENTAL GROUP, INC.
A DEVELOPMENT STAGE COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2004 AND 2003
AND FOR THE PERIOD FROM INCEPTION (MARCH 28, 2000) THROUGH DECEMBER 31, 2004

	2004	2003	For the period from inception (March 28, 2000) through December 31, 2004
CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$(2,237,699)	$(1,633,534)	$(10,061,500)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation and amortization	57,007	42,705	111,116
Amortization of license fees	10,000	10,000	45,000
Gain on extinguishment of debt	(634,211)	-	(634,211)
Shares issued for Services	757,345	820,136	3,558,048
Shares issued for compensation	240,500	72,000	312,500
Warrants issuance costs	-	6,000	6,000

Changes in assets and liabilities
Decrease (increase) in accounts receivable	268,987	(254,159)	-
Decrease in inventory	55,094	166,340	-
Decrease in prepaid expenses and deposits	(31,319)	(7,012)	(53,959)
Decrease in employee advances	-	8,000	-
Decrease (increase) in other assets	(17,250)	40,590	(17,250)
Increase in accounts payable	(2,467)	149,327	929,854
Increase in income taxes payable	(800)	800	-
Increase in accrued liabilities	680,120	193,609	986,178
Increase (decrease) in deferred revenue	-	(63,578)	475,190
Increase in other liability	-	(145,058)	-
Net cash used in operating activities	$(854,693)	$(593,834)	$(4,343,034)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	$-	$(121,064)	$(255,688)
Purchase of license fee	-	-	(50,000)
Advances made on notes receivable	14,690	(47,170)	(147,973)
Net cash (used in) provided by investing activities	$14,690	$(168,234)	$(453,661)

CASH FLOWS FROM FINANCING ACTIVITIES
Sale of common stock	$-	$172,940	$1,821,494
Proceeds from issuance of notes payable	901,095	599,000	3,046,558
Payments on notes payable	(51,000)	-	(51,000)
Payments on capital lease obligations	(4,851)	(10,140)	(14,991)
Net cash provided by financing activities	$845,244	$761,800	$4,802,061

(continued)

The accompanying notes are an integral part of these financial statements.

ITEC ENVIRONMENTAL GROUP, INC.
A DEVELOPMENT STAGE COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
FOR THE YEARS ENDED DECEMBER 31, 2004 AND 2003
AND FOR THE PERIOD FROM INCEPTION (MARCH 28, 2000) THROUGH DECEMBER 31, 2004

2004	2003	For the period from inception (March 28, 2000) through December 31, 2004
Increase (decrease) in cash and cash equivalents	$5,241	$(268)	$5,366

Balance at beginning of year	125	393	-

Balance at end of year	$5,366	$125	$5,366

Supplemental disclosures:

Cash paid for interest	$-	$1,381	$109,467
Cash paid for taxes	$1,600	$2,200	$4,000

Supplemental Schedule of Non-Cash Investing and Financing Activities:

	2004	2003	For the period from inception (March 28, 2000) through December 31, 2004
Common stock issued for compensation	$240,500	$72,000	$312,500

Common stock issued for services	$757,345	$820,136	$3,558,048

Common stock issued for debt conversion	$3,091,408	$-	$3,091,408

Common stock issued for future legal fees	$1,177,418	$-	$1,177,418

Warrant issuance	$-	$6,000	$6,000

		2003

Acquisition of equipment under capitalized leases		$49,028
Less: Equipment loans and capitalized leases		(49,028)
Cash used for acquisition of equipment under capitalized leases		$-

The accompanying notes are an integral part of these financial statements.

ITEC ENVIRONMENTAL GROUP, INC.
A DEVELOPMENT STAGE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2004 AND 2003

1.    Description of Business and Significant Accounting Policies

This summary of significant accounting policies of ITec Environmental Group, Inc. (f/k/a Beechport Capital Corp.), is presented to assist in understanding the Company’s financial statements and is stated in United States dollars. The financial statements and notes are representations of the Company’s management, who are responsible for their integrity and objectivity. These accounting policies conform to generally accepted accounting principles in the United States of America and have been consistently applied in the preparation of the financial statements.

General

ITec Environmental Group, Inc. ("ITec" or the "Company") was incorporated under the laws of the State of Delaware on March 28, 2000. ITec was formed for the purpose of acquiring certain patented technology and the development of a worldwide market for its usage.

The Company's subsidiary, ECO2 Environmental Systems, Inc. ("ECO2"), was incorporated under the laws of the State of Delaware on April 10, 2000. The only activity to date has been the registration of a trademark for ECO2, and the subsidiary is currently inactive.

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

The Company’s success will depend in part on its ability to obtain patents and maintain product license rights, maintain trade secrets and operate without infringing on the proprietary rights of others, both in the United States and other countries. There can be no assurance that patents licensed by the Company will not be challenged, invalidated, or circumvented, or that the rights granted thereunder will provide proprietary protection or competitive advantages to the Company. The Company has the right to exploit recycling technology, which the Company has license to use from Honeywell Corporation.

ITEC ENVIRONMENTAL GROUP, INC.
A DEVELOPMENT STAGE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2004 AND 2003

1.    Description of Business and Significant Accounting Policies (continued)

General (continued)

For the year ended December 31, 2004, revenues of $1,750 were from a sale of a recycling system. The Company has no significant operating history and, from March 28, 2000, (inception) to December 31, 2004, has generated a net loss of $10,061,500. The accompanying financial statements for the year ended December 31, 2004, have been prepared assuming the Company will continue as a going concern. During the year 2005, management intends to raise additional debt and/or equity financing to fund future operations and to provide additional working capital. However, there is no assurance that such financing will be obtained in sufficient amounts necessary to meet the Company’s needs.

The accompanying financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that may result from the possible inability of the Company to continue as a going concern.

History

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

ITEC ENVIRONMENTAL GROUP, INC.
A DEVELOPMENT STAGE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2004 AND 2003

1.    Description of Business and Significant Accounting Policies (continued)

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

Concentrations

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of temporary cash investments, cash equivalents and trade accounts receivables. At December 31, 2004 and 2003, the Company had no amounts of cash or cash equivalents in U.S. financial institutions in excess of amounts insured by agencies of the U.S. Government.

At December 31, 2004, the Company had a net trade receivable of $311,423, which is from a single customer in Italy. The Company has determined that collectibility of this amount is in doubt and has fully reserved the balance.

Revenue and expense recognition

The Company recognizes revenues from sales of equipment and products upon delivery to customers. When products are configured to customer requirements, revenue is recorded upon the successful completion of any final test procedures.

ITEC ENVIRONMENTAL GROUP, INC.
A DEVELOPMENT STAGE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2004 AND 2003

1.    Description of Business and Significant Accounting Policies (continued)

Deferred revenue

Amounts billed in advance of the period in which a service is rendered or a product is delivered are recorded as a liability under "Deferred Revenue". At December 31, 2004, deferred revenue for the years then ended totaled $200,001 and $475,190, respectively, for the future sale of ECO2 systems.

The Company contracts with others for the manufacturing of the equipment.

Allowance for doubtful accounts

The Company uses the allowance method to account for uncollectible accounts receivable. The Company provides an allowance for doubtful accounts equal to the estimated uncollectible amounts, and the allowance estimate is based on a review of the current status of trade accounts receivable. It is reasonably possible that the Company’s estimate of the allowance for doubtful accounts will change. Accounts receivable are presented net of an allowance for doubtful accounts of $311,423 and $50,380 at December 31, 2004 and 2003, respectively.

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

ITEC ENVIRONMENTAL GROUP, INC.
A DEVELOPMENT STAGE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2004 AND 2003

1.    Description of Business and Significant Accounting Policies (continued)

Property and equipment (continued)

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

Advertising cost

The Company expenses advertising cost as incurred. There were no advertising costs for the years ended December 31, 2004 and 2003.

Basic and diluted net earnings per share

Basic net earnings (loss) per common share is computed by dividing net earnings (loss) applicable to common shareholders by the weighted-average number of common shares outstanding during the period. Diluted net earnings (loss) per common share is determined using the weighted-average number of common shares outstanding during the period, adjusted for the dilutive effect of common stock equivalents, consisting of shares that might be issued upon exercise of common stock options or warrants. In periods where losses are reported, the weighted-average number of common shares outstanding excludes common stock equivalents, because their inclusion would be anti-dilutive. Potentially dilutive securities include stock options and warrants, and convertible debt securities.

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

ITEC ENVIRONMENTAL GROUP, INC.
A DEVELOPMENT STAGE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2004 AND 2003

1.    Description of Business and Significant Accounting Policies (continued)

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

The Company has adopted Statement of Financial Accounting Standards No. 142 ("SFAS 142"), "Goodwill and Other Intangible Assets.” SFAS 142 requires that intangibles be tested for impairment on an annual basis and between annual tests in certain circumstances. The Company generally determines the fair value of its intangible assets using the expected present value of future cash flows, giving consideration to the market comparable approach.

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

Comprehensive income (loss)

Comprehensive income consists of net income and other gains and losses affecting shareholders’ equity that, under generally accepted accounting principles are excluded from net income in accordance with Statement on Financial Accounting Standards No. 130, “Reporting Comprehensive Income.” The Company, however, does not have any components of comprehensive income (loss) as defined by SFAS No. 130 and therefore, for the years ended December 31, 2004 and 2003, comprehensive income (loss) is equivalent to the Company’s reported net income (loss).

ITEC ENVIRONMENTAL GROUP, INC.
A DEVELOPMENT STAGE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2004 AND 2003

1.    Description of Business and Significant Accounting Policies (continued)

Stock-based compensation

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

Effective January 1, 2005, the Company will account for all options and warrant grants to employees and consultants in accordance with SFAS 123R, which requires recording an expense for the fair value of all options or warrants granted employees and consultants.

Research and development cost

Research and development represent internal costs incurred in connection with the Company’s improving of recycling processes. All research and development costs are expensed when incurred.

Impairment of long-lived assets

The Company accounts for the impairment and disposition of long-lived assets in accordance with SFAS No. 144. Long-lived assets are reviewed whenever indicators of impairment are present and whenever the undiscounted cash flows are not sufficient to recover the related asset-carrying amount.

ITEC ENVIRONMENTAL GROUP, INC.
A DEVELOPMENT STAGE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2004 AND 2003

1.    Description of Business and Significant Accounting Policies (continued)

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

ITEC ENVIRONMENTAL GROUP, INC.
A DEVELOPMENT STAGE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2004 AND 2003

1.    Description of Business and Significant Accounting Policies (continued)

Reclassifications

Certain reclassifications have been made to the prior years’ financial statements to conform to the current year presentation.

Recent accounting pronouncements

In December 2004, the Financial Accounting Standards Board (“FASB”) released a revision to Statement of Financial Accounting Standard (“SFAS”) No. 123, Accounting for Stock-Based Compensation (“FAS 123R”). FAS 123R addresses the accounting for share-based payment transactions in which an enterprise receives employee services in exchange for (a) equity instruments of the enterprise or (b) liabilities that are based on the fair value of the enterprise's equity instruments or that may be settled by the issuance of such equity instruments. The statement would eliminate the ability to account for share-based compensation transactions using APB Opinion No. 25, Accounting for Stock Issued to Employees, and generally would require instead that such transactions be accounted for using a fair-value-based method. The Company adopted FAS 123R effective with the year ended September 30, 2005. With the adoption of this new statement, the Company will have to recognize substantially more compensation expense in the future. This may have a material adverse impact on the Company’s financial position and results of operations in the future.

In July 2004, the EITF issued a draft abstract for EITF Issue No. 04-08, “The Effect of Contingently Convertible Debt on Diluted Earnings per Share” (“EITF 04-08”). EITF 04-08 reflects the Task Force’s tentative conclusion that contingently convertible debt should be included in diluted earnings per share computations regardless of whether the market price trigger has been met. If adopted, the consensus reached by the Task Force in this Issue will be effective for reporting periods ending after December 15, 2004. Prior period earnings per share amounts presented for comparative purposes would be required to be restated to conform to this consensus and the Company would be required to include the shares issuable upon the conversion of the Notes in the diluted earnings per share computation for all periods during which the Notes are outstanding Management does not expect the implementation of this new standard to have a material impact on its computation of diluted earnings per share.

In September 2004, the EITF delayed the effective date for the recognition and measurement guidance previously discussed under EITF Issue No. 03-01, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments” (“EITF 03-01”) as included in paragraphs 10-20 of the proposed statement. The proposed statement will clarify the meaning of other-than-temporary impairment and its application to investments in debt and equity securities, in particular investments within the scope of FASB Statement No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” and investments accounted for under the cost method. The Company is currently evaluating the effect of this proposed statement on its financial position and results of operations.

ITEC ENVIRONMENTAL GROUP, INC.
A DEVELOPMENT STAGE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2004 AND 2003

1.    Description of Business and Significant Accounting Policies (continued)

Recent accounting pronouncements (continued)

In December 2004, the Financial Accounting Standards Board issued SFAS No. 151, “Inventory Costs, an amendment of ARB No. 43, Chapter 4”, which clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs, and charges regardless of whether they meet the criterion of “so abnormal” that was originally stated in Accounting Research Bulletin No. 43, chapter 4. In addition, SFAS No. 151 requires that the allocation of fixed production overheads to conversion costs be based on the normal capacity of the production facilities. SFAS No. 151 is effective for inventory costs incurred during fiscal year beginning after June 15, 2005. Management does not expect the implementation of this new standard to have a material impact on its financial position, results of operations and cash flows.

In December 2004, the Financial Accounting Standards Board Statement issued SFAS No. 153, “Exchanges of Nonmonetary Assets - an amendment of APB Opinion No. 29”, which amends Opinion 29 by eliminating the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. SFAS No. 153 is effective for a fiscal year beginning after June 15, 2005, and implementation is done prospectively. Management does not expect the implementation of this new standard to have a material impact on its financial position, results of operations and cash flows.

2.  Going Concern

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. The Company has suffered recurring losses from operations and has a net capital deficiency that raises substantial doubt about its ability to continue as a going concern. The Company incurred a net loss of $2,237,699 during the year ended December 31, 2004, and, as of that date, had a working capital deficiency of $1,627,958 and net capital deficiency of $1,906,260. Management is attempting to raise additional equity. The Company filed a Form SB-2A on June 20, 2003, in an effort to raise up to $5 million in additional financing. The Company has obtained $520,000 in financing under this arrangement in 2004. There is no guarantee, however, that this offering or any other efforts will result in the Company raising sufficient capital or any capital or additional financing.

In 2004, the Company received approval for a loan from the California Integrated Waste Management Board. The loan is approved for $2 million, but requires the Company to obtain $2 million in matching funds prior to funding.

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

ITEC ENVIRONMENTAL GROUP, INC.
A DEVELOPMENT STAGE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2004 AND 2003

3.    Property and Equipment

Property and equipment at December 31 consist of the following:

	2004	2003

Manufacturing equipment	$233,639	$242,461
Office furniture	12,502	12,502
Computer equipment and software	34,883	34,883
Leasehold improvements	14,870	14,870

Total property and equipment	295,894	304,716
Less accumulated depreciation and amortization	(102,294)	(54,109)

Total	$193,600	$250,607

Depreciation expense for the years ended December 31, 2004 and 2003 was $57,007 and $42,705, respectively.

4.    Capital Lease Obligation

Effective January 2003, the Company entered into various lease agreements for office and plant equipment at its location in Oakdale, California. These various leases have been classified as capital leases at December 31, 2003. The cost of this leased equipment amounts to $40,207 and is included in property and equipment at December 31, 2004 and 2003. Accumulated amortization of the leased equipment at December 31, 2004 amounted to $26,833. Amortization of assets under capital leases is included in depreciation expense.

The future minimum lease payments required under the capital lease and the present values of the net minimum lease payments as of December 31, 2004 are as follows:

Year ending December 31,	Amount

2005	$33,638
2006	12,389
2007	8,512

Total minimum lease payments	54,539
Less: Amount representing interest	(20,502)

Present value of net minimum lease payments	34,037
Less: Current maturities of capital lease obligation	(18,032)

Long-term capital lease obligation	$16,005

ITEC ENVIRONMENTAL GROUP, INC.
A DEVELOPMENT STAGE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2004 AND 2003

5.    Accrued Liabilities

Accrued liabilities at December 31, 2004 and 2003 consist of the following:

	2004	2003
Accrued payroll and benefits	$466,876	$147,814
Accrued interest	59,490	20,000
Accrued professional fees	112,810	41,912
Accrued rent	17,630	-
Other	13,610	-

Total	$670,416	$209,726

6.    Common Stock

The Articles of Incorporation of ITec authorize a maximum of 750,000,000 shares of $0.001 par value common stock and 10,000,000 shares of $0.001 par value preferred stock. Each share of common stock is entitled to one voting right, the right to share in earnings and the right to share in assets upon liquidation. At December 31, 2004, 6,898,914 shares of common stock were issued and outstanding.

As described in Note 1, on May 4, 2001, Beechport entered into a merger agreement with ITec to acquire all the issued and outstanding shares of common stock of ITec in exchange for 40,315 shares of Beechport’s common stock. This business combination resulted in the shareholders of ITec owning approximately 66.5% of the issued and outstanding shares of the Company's common stock (60,606 shares were outstanding upon completion of the transaction), and the Company holding 100% of the issued and outstanding shares of ITec's common stock. The transaction was accounted for as a reverse merger. Therefore, ITec was deemed to be the accounting acquirer.

This transaction is treated as a recapitalization of ITec, with no revaluation of assets and liabilities. Beechport was a shell corporation at the time of the exchange, and, therefore, the acquisition was recorded under the reverse merger guidelines.

Reverse Stock Split

Effective December 20, 2004, the Board of Directors authorized a one-for-165 reverse stock split to be effective in December 2004 to shareholders of record.

On December 20, the Company’s Board of Directors approved to keep the par value of the Common Stock at $0.001 per share. As a result of reverse stock split and the reduction in par value, the “Common stock” account was reduced, and the “Additional paid-in capital” account was increased by the same amount.

ITEC ENVIRONMENTAL GROUP, INC.
A DEVELOPMENT STAGE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2004 AND 2003

6.    Common Stock (continued)

Reverse Stock Split (continued)

The Company’s common stock as of December 20, 2004, consisted of the following:

$0.001 par value, 750,000,000 shares authorized, 735,748,651 issued and outstanding

The common shares issued and outstanding were 4,489,607 as a result of the reverse stock split.

Sale of Common Stock

In 2003, the Company through a private placement with a group of investors issued 36,618 shares of its common stock for $172,940.

Common Stock Issued for Services

In 2004, the Company issued 2,834,263 shares of its common stock to a firm for future legal and strategic consulting services. At the date of the issuances the shares had an aggregate market value of $1,177,418. Since the Company has not received the aforementioned legal and business consulting services, the amount is reported as a reduction of additional paid-in capital.

In 2004, the Company issued 149,775 shares of common stock, valued at $240,500, to directors as compensation.

In 2004, the Company issued 990,038 shares of Common Stock, valued at $753,519, in lieu of cash to consultants in payment for consulting services performed.

In 2003, the Company issued 124,481 shares of Common Stock, valued at $820,137 to a consultant in payment for consulting services performed, under a consulting services agreement.

In 2003, the Company issued 12,121 shares of Common Stock, valued at $72,000, in lieu of cash to officers and employees in payment for services performed.

Common Stock held in Escrow account

In 2004, Company executed a $500,000 note payable agreement with Cornell Capital whereby the Company had agreed to put 303,030 shares of the Company’s common stock into an escrow account. In May 2004, Company executed a new agreement to put an additional of 303,030 shares of its common stock in the escrow. As of December 31, 2004, the holder of this note payable has converted $350,000 of the principal into Company’s common stock. The outstanding balance on the note amounts to $150,000 plus accrued interest of $35,490 at December 31, 2004. The proceeds from the note were used for working capital needs.

ITEC ENVIRONMENTAL GROUP, INC.
A DEVELOPMENT STAGE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2004 AND 2003

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

In July 2003, the Company borrowed $100,000 through a Note Payable bearing 8% interest annually due and payable in December 2003. In August 2003, the Company rolled the aforementioned $100,000 Promissory Note due in December, 2003 into a new $600,000 Promissory Note Payable (the “Note”) bearing 8% interest annually due and payable in January 2004. Interest is payable at maturity. The Note Unit consisted of $600,000 principal amount of 8.0% unsecured Note, due January 31, 2004, and a Common Stock Purchase Warrant to purchase 6,060 shares of the Company’s common stock, par value $0.001 per share (the Common Stock), at an exercise price of $6.60 per share. The Warrant expires on July 31, 2005. Total funds received of $600,000 were allocated $6,000 to the Note Warrant and $594,000 to the Note. In 2004, the Company converted the outstanding balance including accrued interest into 461,127 shares of common stock.

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

Extinguishment of Note Payable

GMA

In November 2004, the Company reached an agreement with a creditor to grant 545,475 shares of the Company’s $0.001 par value common stock to the creditor in full settlement for $1,226,242 for a note payable and accrued interest, which bore interest at 10% per annum and which was in default and became due on demand. At the date of transfer, the carrying value of the debt payable to the vendor exceeded the fair market value of the common stock transferred by $544,424; accordingly, a gain from the extinguishment of debt of $544,424, net of income tax of $0, has been included in the Statement of Operations in 2004.

ITEC ENVIRONMENTAL GROUP, INC.
A DEVELOPMENT STAGE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2004 AND 2003

7.    Notes Payable (continued)

Extinguishment of Note Payable (continued)

MTI

In November 2004, the Company reached an agreement with a creditor to grant 461,150 shares of the Company’s $0.001 par value common stock to the creditor in full settlement for $638,000 for a note payable and accrued interest, which bore interest at 8% per annum and which was in default and became due on demand. At the date of transfer, the carrying value of the debt payable to the vendor exceeded the fair market value of the common stock transferred by $61,591; accordingly, a gain from the extinguishment of debt of $61,591, net of income tax of $0, has been included in the Statement of Operations in 2004.

Others

In November 2004, the Company reached an agreement with various creditors and vendors to grant 642,849 shares of the Company’s $0.001 par value common stock to the creditors in full settlement of amounts due to them. At the date of transfer, the aggregate carrying value of the debt to these creditors and vendors exceeded the fair market value of the common stock transferred by $28,196; accordingly, a gain from the extinguishment of debt of $28,196, net of income tax of $0, has been included in the Statement of Operations in 2004.

8.    Operating Leases

Effective April 2001, the Company entered into a lease agreement for office facilities in California. Under terms of the lease, the Company agreed to pay monthly lease payments of $900 for 36 months. This lease was terminated in February 2003 without cost to the Company.

Effective January 2003, the Company entered into a lease agreement for office and plant facilities (totaling 7,000 square feet) in California. Under terms of the lease, the Company agreed to pay monthly lease payments of approximately $3,500 for 24 months. The Company vacated this property in April 2004.

On March 1, 2004, ITec entered into an agreement with NI Industries, Inc. to lease a 50,000 square-foot production and office facility in Riverbank, California. Rent for the facility will be effective December 2004 and thereafter. The term of the lease is five (5) years and four (4) month effective March 1, 2004. ITec has the option to extend the lease for an additional five-year term after expiration.

ITEC ENVIRONMENTAL GROUP, INC.
A DEVELOPMENT STAGE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2004 AND 2003

8.    Operating Leases (continued)

Future minimum rentals under this operating lease are as follows:

Year Ending December 31,
2005	$220,440
2006	220,440
2007	220,440
2008	220,440
2009	110,220

Total	$991,980

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

ITEC ENVIRONMENTAL GROUP, INC.
A DEVELOPMENT STAGE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2004 AND 2003

9.    Technology License (continued)

The $50,000 license fee is recorded as an intangible asset and is being amortized over the initial five year term of the license agreement on a straight-line basis. Management's policy with respect to long-lived assets, including intangible assets, is to periodically review the carrying amounts, at least annually, to determine if there is any impairment in the carrying value. As of December 31, 2004, management believes that there is no impairment in the carrying value of any of its long-lived assets. Accumulated amortization at December 31, 2004 amounted to $45,000. Net book value at December 31, 2004 amounted to $5,000.

10.   Related Party Transactions

On July 5, 2000, the Company's Board of Directors approved and authorized the Company to make a loan of $250,000 to the Company's President. The loan, according to the minutes of the Board meeting, is interest only for ten years with the total principal due at the end of ten years. Interest in the amount of $0 has been waived for the year ended December 31, 2004; $21,197 has been waived for the year ended December 31, 2003; $18,958 has been waived in the year ended December 31, 2002; and $9,479 in year ended December, 2001 by the board of directors and was recorded as compensation expense in the respective periods. As of December 31, 2004, a balance of $147,973 was still due on the loan.

In 2004, the Company received advances totaling $50,000 from its CFO primarily to accommodate the working capital needs of the Company. Such advances are unsecured, bear interest at 10% and are due on demand.

In 2004, the Company received advances totaling $76,100 from its CEO primarily to accommodate the working capital needs of the Company. Such advances are unsecured, bear interest at 10% and are due on demand.

11.   Income Taxes

Significant components of the provision for taxes based on income for the year ended December 31 are as follows:

	2004	2003
Current
Federal	$-	$-
State	800	4,148
	800	4,148
Deferred
Federal	-	-
State	-	-
	-	-

Provision for income taxes	$800	$4,148

ITEC ENVIRONMENTAL GROUP, INC.
A DEVELOPMENT STAGE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2004 AND 2003

11.    Income Taxes (continued)

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets and liabilities for income taxes consist of the following:

	2004	2003
Deferred tax asset
Net operating loss carryforward	$3,968,651	$3,003,977

Total deferred tax asset	3,968,651	3,003,977

Deferred tax liability
Differences between book and tax depreciation	(10,870)	(4,434)
State income tax benefit	(184,389)	(117,179)

Total deferred tax liability	(195,259)	(121,613)

Net deferred tax asset before valuation allowance	3,773,392	2,882,364
Less valuation allowance	(3,773,392)	(2,882,364)
Net deferred tax asset	$-	$-

A reconciliation of the provision for income tax expense with the expected income tax computed by applying the federal statutory income tax rate to income before provision for (benefit from) income taxes for the years ended December 31, 2004 and 2003 is as follows:

	2004	2003

Income tax provision (benefit) computed at federal statutory rate	(34.00%)	(34.00%)

State income tax rate	(8.84%)	(8.84%)

Valuation allowance	42.84%	43.10%

Effective income tax rate	0.00%	0.26%

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

ITEC ENVIRONMENTAL GROUP, INC.
A DEVELOPMENT STAGE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2004 AND 2003

11.    Income Taxes (continued)

At December 31, 2004 and 2003, the Company has available approximately $10,071,000 and $7,819,000 in net operating loss carryforwards available to offset future federal and state income taxes, respectively, which expire through 2019. Realization is dependent on generating sufficient taxable income prior to expiration of the loss carryforwards. A change of greater than 50% of the Company ownership could significantly reduce the availability of the tax credits. This and other components of deferred tax asset accounts are described above. At December 31, 2004 and 2003, the Company has provided a valuation allowance to reduce its net deferred tax asset to zero. The amount of deferred tax asset considered realizable, however, can be revised in the near term based upon future operating conditions during the carryforwards period.

12.    Stock Options and Warrants

The Company has adopted an incentive stock plan (the “Plan”) under which options granted are intended to qualify as “incentive stock options’ under Section 422A of the Internal Revenue Code of 1986, as amended. Pursuant to the Plan, options to purchase up to 275 shares of the Company’s common stock may be granted to employees of the Company. The Plan is administered by the Board of Directors which is empowered to determine the terms and conditions of each option subject to the limitation that the exercise price can not be less than market value of the common stock on the date of grant (110% of the market value in the case of options granted to an employee who owns 10% or more of the Company’s outstanding common stock) and no option can have a term in excess of 10 years (5 years in the case of options granted to an employee who owns 10% or more of the Company’s outstanding common stock). As of December 31, 2004, no options have been granted under the Plan.

On May 28, 2001, the Company adopted the Beechport Capital Corporation 2001 Stock Plan which covers the issuance of up to 6,060 shares of common stock either directly or pursuant to options to eligible employees, directors, officers of and consultants and advisors of the Company. The Company filed a registration statement on Form S-8 with the Securities and Exchange Commission to register the shares covered under the Plan.

In May, 2002, the Company established Beechport Capital Corp 2002 Stock Plan which covers issuance of 12,121 shares of common stock either directly or pursuant to options to eligible employees, directors, officers of and consultants and advisors of the Company. The Company filed a registration statement on Form S-8 with the Securities and Exchange Commission to register the shares covered under the Plan.

In 2002, the Company issued warrants convertible into 12,121 shares of common stock under this plan to employees and consultants. The warrants have an exercise price of $29.70 per share.

In November 2002, the Company established the ITec Environmental Group, Inc., 2002 Stock Plan (“2002 Stock Plan”) which covers the issuance of 24,242 shares of common stock either directly or pursuant to options to eligible employees, directors, officers of and consultants and advisors of the Company. The Company filed a registration statement on Form S-8 with the Securities and Exchange Commission to register the shares covered under the Plan. In 2002, the Company issued 24,242 shares under the terms of this Plan.

ITEC ENVIRONMENTAL GROUP, INC.
A DEVELOPMENT STAGE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2004 AND 2003

12.    Stock Options and Warrants (continued)

In March 2003, the Company established the ITec Environmental Group, Inc., 2003 Stock Plan (“2003 Stock Plan”) which covers the issuance of 121,212 shares of common stock either directly or pursuant to options to eligible employees, directors, officers of and consultants and advisors of the Company. The Company filed a registration statement on Form S-8 with the Securities and Exchange Commission to register the shares covered under the Plan. In 2003, the Company issued warrants convertible into 1,212 shares of common stock under this plan to employees and consultants. The warrants have an exercise price of $6.60 per share. In 2003, the Company issued 60,845 shares under this plan.

The Company has adopted the provisions of Financial Interpretation No. 44. Accordingly, the Company applies APB Opinion No. 25 and related interpretations in accounting for its plans for employees. In 2003 and 2004, the Company did not issue options or warrants to employees. The Company’s net loss and the pro forma results were the same.

	2004	2003
Net loss
As reported	$(2,237,699)	$(1,633,534)
Pro forma	$(2,237,699)	$(1,633,534)
Basic and diluted loss per common share
As reported	$(1.40)	$(4.59)
Pro forma	$(1.40)	$(4.59)

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

The fair value of these warrants was estimated at the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions for the years ended December 31, 2004 and 2003; dividend yield of 0%; expected volatility of 50%; risk-free interest rate of 5.5%; and expected life of 2 years.

The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options, which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company's employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its stock options. The weighted-average fair value of options and warrants granted during the year ended December 31, 2004 and 2003, was none and $8.25, respectively.

ITEC ENVIRONMENTAL GROUP, INC.
A DEVELOPMENT STAGE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2004 AND 2003

12.    Stock Options and Warrants (continued)

The following table summarizes information with respect to stock options outstanding and exercisable at December 31, 2004:

	Options and Warrants Outstanding			Options and Warrants Exercisable
Range of Exercise Prices	Number Outstanding as of December 31, 2004	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable as of December 31, 2004	Weighted Average Exercise Price

$29.70	12,121	2.83	29.70	12,121	29.70

	12,121	2.83	$29.70	12,121	$29.70

The following table summarizes information with respect to stock options outstanding and exercisable at December 31, 2003:

	Options and Warrants Outstanding			Options and Warrants Exercisable
Range of Exercise Prices	Number Outstanding as of December 31, 2003	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable as of December 31, 2003	Weighted Average Exercise Price

$19.80	7,273	1.33	$6.60	7,273	$6.60
$29.70	12,121	3.83	29.70	12,121	29.70

	19,394	2.89	$24.75	19,394	$24.75

ITEC ENVIRONMENTAL GROUP, INC.
A DEVELOPMENT STAGE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2004 AND 2003

12.    Stock Options and Warrants (continued)

The following table summarizes the Company's stock option and warrants activity:

	Warrants And Stock Options Outstanding	Weighted Average Exercise Price

Outstanding December 31, 2002	12,121	$29.70

Granted	7,273	$6.60
Exercised	-	$-
Expired/Cancelled	-	$-

Outstanding December 31, 2003	19,394	$24.75

Granted	-	$-
Exercised	-	$-
Expired/Cancelled	(7,273)	$6.60

Outstanding December 31, 2004	12,121	$29.70

The options and warrants expire 4 years from the original date of grant. In 2003, warrants convertible into 1,000,000 shares of common stock were granted in conjunction with debt financing (see Note 7).

13.    Agreements

The Company has entered into an agreement with Cesmet Laboratories SRL, (“Cesmet”) an Italian company for a cooperative effort and the oversight of ITec's Italian operations. The fees for this agreement are on a time and expense basis, billed monthly. A director of the Company is a 50% owner of Cesmet. The Company paid fees of $25,645 to Cesmet in 2003. Effective July 1, 2003, the Company terminated its agreement with Cesmet.

The Company has no employment agreements with its officers.

ITEC ENVIRONMENTAL GROUP, INC.
A DEVELOPMENT STAGE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2004 AND 2003

14.    Subsequent Events

2005 Stock Plan

In January 2005, the Board of Directors of the Company approved the Company’s 2005 Stock Plan (the “Stock Plan”), under which officers, key employees, and non-employee directors or consultants may be granted shares of the Company’s authorized but unissued common stock. The maximum number of shares of the Company’s common stock available for issuance under the Plan is 15 million shares. The Stock Plan will be administered by the Board of Directors.

Issuance of Promissory Note

On January 26, 2005, the Company executed an agreement with an investor whereby the Company issued a $50,000 promissory note. These notes bear an interest rate of 10% per year and mature on July 26, 2005. The proceeds from the note were utilized for working capital.

Issuance of Common Stock

During the period starting January 1, 2005 and ending March 19, 2005, the Company issued 6,080,949 shares of Common Stock valued at $608,095, in lieu of cash to consultants in payment for consulting services performed.

Issuance of Warrants

In 2005, the Company issued to its CEO warrants to purchase 2,457,370 shares of common stock at an exercise price of $0.06 per share.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 8A. CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(b) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures are effective. There were no changes in our internal control over financial reporting during the quarter ended December 31, 2004 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 8B. OTHER INFORMATION

In March 2004, in exchange for services provided by Mr. De Laurentiis to the Company, the Company issued a Warrant to Gary De Laurentiis, its Chairman & CEO, pursuant to which Mr. De Laurentiis may purchase up to 2,457,370 shares of common stock of the Company, exercise price of $.06 per share (the “Warrant”). The Warrant is exerciseable for a period of five (5) years and may be exercised for cash or via a cashless exercise. The shares underlying the Warrant have piggy-back registration rights.

In March 2004, the Board of Directors of the Company approved the following: (i) Audit and Finance Committee Charter, Code of Ethics, (iii) Compensation and Nominating Committee Charter, and (iv) Policy Governing Director Nominations and Security Holder-Board Communications.

PART III

ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS, AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Directors and Executive Officers

NAME	AGE	POSITION
Gary M. De Laurentiis	61	Chairman & Chief Executive Officer

Jeff Chartier	42	Director

George Kanakis	32	Director

Frederick Smith, Jr.	51	Chief Financial Officer

George Gitschel	42	Acting Vice President of Business Development

Gary M De Laurentiis
Chairman & CEO

Mr. De Laurentiis has been our Chairman, President & CEO since founding the Company in 1999. Mr. De Laurentiis has been active in the plastics recycling business for nearly 20 years. In partnership with the Chinese Government, he designed and built his first plastics recycling plant in 1987. In the years since, he has designed, remodeled, built and operated plants in Mexico, North Carolina Ohio, Florida, Canada and California for both local governments and private industry. From 1992 to 1995 Mr. De Laurentiis worked directly with the State Government in Campeche Mexico, living on site for 18 months while directing the entire project. In 1996 and Ohio based group recruited Mr. De Laurentiis to open a shuttered recycling plant. Year one revenues reached $8MM and $18MM in year 2. Mr. De Laurentiis left the company in 1999 to start Itec. From collecting, brokering, recycling and remanufacturing to lobbying on behalf of the industry, Mr. De Laurentiis is intimately familiar with all levels of plastics recycling. The depth of Mr. De Laurentiis’ knowledge and his continuing search for newer, safer and more efficient ways to recycle waste has earned him the respect of his peers, as well as the many regulatory agencies charged with protecting the environment who regularly call upon him for advice.

Jeffrey Chartier
Director

Mr. Chartier has been a member of our board of directors since 2003. Mr. Chartier is President of Chartier Financial Group. Mr. Chartier brings to the Board extensive experience in investment banking and financial dealings with publicly traded companies. Mr. Chartier formed Chartier Financial Group in October of 2002, focusing on initial public offerings, various forms of private equity financings and retirement strategies. Mr. Chartier has recently opened an office in Shanghai, China at the request of the Chinese Government to assist in taking local companies public. Prior to forming Chartier Financial Group., Mr. Chartier served as Vice President of Morgan Stanley on Wall Street in New York City for four years. During his tenure at Morgan Stanley Mr. Chartier received the National Sales Director award and raised over $200 million. Mr. Chartier graduated from UCLA in 1987 where he received his Bachelors Degree in Political Science.

George Kanakis
Director

Mr. Kanakis has been a member of our board of directors since 2004. Mr. Kanakis brings years of expertise in structuring equity/debt financing as well as mergers and acquisitions experience. For the past 1-½ years, Mr. Kanakis has served as President and CEO of NuWave Technologies, Inc. NuWave is involved in video game enhancement through its ASIC chip technology and real estate development. Mr. Kanakis also serves as Vice President of Corporate Finance for Cornell Capital Partners, LP. Mr. Kanakis holds an MBA in Finance and Investments from the Zicklin School of Business at Baruch College.

Frederick W. Smith, Jr.
CFO & COO

Mr. Smith has been our Chief Financial and Chief Operating Officer since May, 2004. Mr. Smith is a licensed California Attorney at Law and former accountant. In addition to being our Chief Financial and Chief Operating Officer during the past 12 months, Mr. Smith has been practicing law in California since 1982. Mr. Smith has 28 years of experience in corporate finance, corporate governance, financial reporting, litigation, formation, SEC regulations, corporate taxation, corporate acquisition, mergers and reorganization matters. Mr. Smith earned his BA from California State Fullerton in 1976. Mr. Smith received his JD from Western State University College of law in 1980.

George Gitschel
Vice President of Business Development

Mr. Gitschel has over 24 years experience in the industry and is president of Rose Waste Systems, Inc. Rose Waste Systems, Inc. designs and sells waste / recyclable material handling systems to the commercial / industrial and government sectors. Several companies located throughout the world manufacture these systems to Rose specifications. Mr. Gitschel previously served as a Board Member and principal spokesperson for the Independent Recycler’s Association. Project Management is one of Mr. Gitschel forte’s, handling all aspects of comprehensive project management and logistical coordination. Mr. Gitschel typically involves himself in projects coordinating up to 8 different subcontractors (trades) and ranging between $500,000 to $10,000,000 plus, in cost. Mr. Gitschel specializes in management of engineering, manufacturing time line, transportation, customs clearance, site improvement/modification, new construction, equipment installation, rigging, permitting, machinery commissioning, customer operational/safety training, and ongoing service support. Itec intends to appoint Mr. Gitschel as it’s Vice President and Mr. Gitschel has agreed to serve on our Board of Directors. Mr. Gitschel will also be responsible for assisting Itec in the supply of raw materials that can be purchased from the customers of Rose Waste Systems. Mr. Gitschel graduated from the University of Santa Clara, CA in 1981 where he earned a B.S. in Commerce.

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Exchange Act requires the Company’s officers, directors and persons who beneficially own more than 10% of the Company’s common stock to file reports of ownership and changes in ownership with the SEC. These reporting persons also are required to furnish the Company with copies of all Section 16(a) forms they file. None of the officers or directors of the Company filed Form 3s upon their acquisition of securities of the Company neither did The BHI Group, Inc. or MTI Properties. With the exception of the aforementioned, to the Company’s knowledge, no officers, directors and persons who beneficially own more than 10% of the Company’s common stock have failed to file the reports required pursuant to Section 16(a).

Code of Ethics

The Company has adopted a Code of Ethics. The Code of Ethics is Exhibit 14 to this 10-KSB. The Company hereby undertakes to provide any person without charge, upon request, a copy of the Company’s Code of Ethics. Requests for copies of the Company’s Code of Ethics may send such communication via the method listed below:

U.S. Mail or Expedited Delivery Service:

Itec Environmental Group, Inc.
P.O. Box 760
5300 Claus Rd.
Riverbank, Ca. 95367
Attn: Gary De Laurentiis

ITEM 10. EXECUTIVE COMPENSATION

The following tables set forth certain information regarding our CEO and each of our most highly compensated executive officers whose total annual salary and bonus for the fiscal years ending December 31, 2004, 2003, 2002 and 2001 exceeded $100,000:

SUMMARY COMPENSATION TABLE

	Annual Compensation				Long-term Compensation
Name	Fiscal Year	Salary $	Bonus $	Other Annual Comp.	Restricted Stock	Securities Underlying Options(#)		LTIP Payouts $	All Other Compensation

Gary M. DeLaurentiis	2004	23,400		$31,186					$166,200	(2)
CEO	2003	93,600		$21,197					$75,000	(1)
	2002	140,000		$18,958		6,061	(3)
	2001	90,000		$9,479

Michael E. Hofmann	2004	71,500		$1,301
CFO	2003	99,000			$72,000
	2002	72,000	--	--		3,030	(3)

Frederick W. Smith, Jr	.2004
CFO									$72,000	(2)

(1)	Accrued compensation from years 2000 and 2001
(2)	Accrued compensation from year 2004
(3)	After 165 to 1 reverse split in 2004

OPTION GRANTS IN LAST FISCAL YEAR.

No options were granted during the last completed fiscal year:

AGGREGATED OPTION EXERCISED IN LAST FISCAL YEAR AND FISCAL YEAR-END OPTION VALUES.

The following table sets out information relating to options exercised by the above-referenced officers during the most recent financial year and the value of unexercised in-the-money options held by such person as of December 31, 2003:

NAME	SHARES ACQUIRED ON EXERCISE (#)	VALUE REALIZED($)	NUMBER OF UNEXERCISED OPTIONS AT FY-END (#) EXERCISABLE/ UNEXERCISABLE		VALUE OF UNEXERCISED IN-THE- MONEY OPTIONS AT FY-END($) EXERCISABLE/ UNEXERCISABLE
Gary M. DeLaurentiis	0	0	6,061	(1)	$0/$ 0

Michael E.Hofmann	0	0	3,030	(2)	$0/$ 0

(1) Represents presently exercisable options to purchase 6,061 shares of our common stock at $29.70 per share.

(2) Represents presently exercisable options to purchase 3,030 shares of our common stock at $29.70 per share.

ITEM 11. SECURITY ONWERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth certain information regarding the beneficial ownership of our common stock as of April 13, 2005:

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class(1)
Common, $.001 par value	Gary De Laurentiis P.O. Box 760, 5300 Claus Rd., Riverbank, Ca. 95367	2,517,194(2)	11%
Common, $.001 par value	George Kanakis P.O. Box 760, 5300 Claus Rd., Riverbank, Ca. 95367	49,699	1%
Common, $.001 par value	Jeff Chartier P.O. Box 760, 5300 Claus Rd., Riverbank, Ca. 95367	4,546	1%
Common, $.001 par value	Frederick W. Smith, Jr. P.O. Box 760, 5300 Claus Rd., Riverbank, Ca. 95367	134,137	1%
Common, $.001 par value	David M. Otto 900 Fourth Avenue, Suite 3140 Seattle, WA 98164	3,013,818	15%
Common, $.001 par value	Directors and Officers as a Group	2,706,176(2)	12%

(1) Based on 19,507,890 shares of common stock issued and outstanding as of April 14, 2005. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Except as otherwise indicated, we believe that the beneficial owners of the common stock listed above, based on information furnished by such owners, have sole investment and voting power with respect to such shares, subject to community property laws where applicable.

(2) Includes the common stock warrant issued to Gary De Laurentiis, its Chairman & CEO, pursuant to which Mr. De Laurentiis may purchase up to 2,457,370 shares of common stock of the Company, exercise price of $.06 per share, for a period of five years.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

In March 2004, in exchange for services provided by Mr. De Laurentiis to the Company, the Company issued a Warrant to Gary De Laurentiis, its Chairman & CEO, pursuant to which Mr. De Laurentiis may purchase up to 2,457,370 shares of common stock of the Company, exercise price of $.06 per share (the “Warrant”). The Warrant is exerciseable for a period of five (5) years and may be exercised for cash or via a cashless exercise. The shares underlying the Warrant have piggy-back registration rights.

ITEM 13. EXHIBITS

Exhibit No.	Description
3.1(i)	Amendment to Restated Certificate of Incorporation

3.2(i)	Restated Certificate of Incorporation

3.3(i)	Certificate of Incorporation

3.4(ii)	Bylaws

4.1	Form of Settlement and Release Agreement

4.2	Form of Proxy to Vote

4.3	Form of Voting Agreement

4.4	Form of Common Stock Subscription Agreement

4.5	Form of Common Stock Warrant issued to Gary M. De Laurentiis

10.1	Commitment Letter from the California Integrated Waste Management Board

10.2	Agreement with H. Muehlstein & Co., Inc.

14	Code of Ethics

22	Information Statement Pursuant to Section 14(C) of the Securities Exchange Act of 1934

23	Consent of Pohl, McNabola, Berg + Company, LLP

31.1	Certification of CEO pursuant to Section 302 of the Sarbanes-Oxley Act

31.2	Certification of CFO pursuant to Section 302 of the Sarbanes-Oxley Act

32	Certification of CEO and CFO pursuant to Section 906 of the Sarbanes-Oxley Act

99.1	Audit and Finance Committee Charter

99.2	Compensation and Nominating Committee Charter

99.3	Policy Governing Director Nominations and Security Holder-Board Communications

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Pohl, McNabola, Berg + Company, LLP served as our independent certified public accountants for the fiscal years 2004 and 2003.

During the fiscal years ended December 31, 2004 and 2003, fees in connection with services rendered by Pohl, McNabola, Berg + Company, LLP, the Company's independent auditor, were as set forth below:

Fee Category	Fiscal 2003	Fiscal 2004
Audit Fees	$37,746	$37,500
Audit-Related Fees	5,500	28,410
Tax Fees	--	3,500
All Other Fees
Total	43,246	69,410

Audit fees consisted of fees for the audit of the Company's annual financial statements and review of quarterly financial statements as well as services normally provided in connection with statutory and regulatory filings or engagements, consents and assistance with and review of Company documents filed with the SEC.

Audit-related fees consisted of fees for review of interim financial statements and registration statements.

Tax fees consisted primarily of fees for tax compliance, tax advice and tax planning services.

We made no other payments to Pohl, McNabola, Berg + Company, LLP during 2004 which constituted other fees.

Policy for Pre-Approval of Audit and Non-Audit Services

The Audit Committee's policy is to pre-approve all audit, audit-related and non-audit services to be provided by the independent auditors and adopt and implement policies for such pre-approval. Independent auditors shall not be engaged to perform specific non-audit services proscribed by law or regulation. The Committee may delegate pre-approval authority to a member of the Committee. The decisions of any Committee member to whom pre-approval authority is delegated must be presented to the full Audit Committee at its next scheduled meeting.

All engagements of the independent auditor to perform any audit services and non-audit services have been pre-approved by the Committee in accordance with the pre-approval policy. The policy has not been waived in any instance.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned; thereunto duly authorized, in the City of Riverbank, State of California, on April 14, 2005.

ITEC ENVIRONMENTAL GROUP, INC.

Date:	By:	/s/
Gary De Laurentiis
Chairman & CEO

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Registrant and in the capacities indicated on April 14, 2005.

Signature	Title

/s/ Gary M. De Laurentiis	Chairman and C.E.O

/s/ Frederick W. Smith	Chief Financial Officer

/s/ George Kanakis	Director

/s/ Jeff Chartier	Director

EXHIBIT INDEX

Exhibit No.	Description	Location
3.1(i)	Amendment to Restated Certificate of Incorporation	Incorporated by reference to Exhibit A to the DEFR14C filed by the Company on November 30, 2004

3.2(i)	Restated Certificate of Incorporation	Incorporated by reference to Exhibit B to the DEF-14C filed by the Company on September 9, 2002

3.3(i)	Certificate of Incorporation	Incorporated by reference to the Form S-18 Registration Statement filed by the Company, File No. 33-31-67

3.4(ii)	Bylaws	Incorporated by reference to Exhibit B to the DEF-14C filed by the Company on September 9, 2002

4.1	Form of Settlement and Release Agreement	Incorporated by reference to Exhibit 4.1 to the 10-QSB filed by the Company on November 15, 2004

4.2	Form of Proxy to Vote	Incorporated by reference to Exhibit 4.2 to the 10-QSB filed by the Company on November 15, 2004

4.3	Form of Voting Agreement	Incorporated by reference to Exhibit 4.3 to the 10-QSB filed by the Company on November 15, 2004

4.4	Form of Common Stock Subscription Agreement	Incorporated by reference to Exhibit 4.4 to the 10-QSB filed by the Company on November 15, 2004

4.5	Form of Common Stock Warrant issued to Gary M. De Laurentiis	Attached

10.1	Commitment Letter from the California Integrated Waste Management Board	Incorporated by reference to Exhibit 10.1 to the 10-QSB filed by the Company on November 15, 2004

10.2	Agreement with H. Muehlstein & Co., Inc.	Attached

14	Code of Ethics	Attached

22	Information Statement Pursuant to Section 14(C) of the Securities Exchange Act of 1934	Incorporated by reference to Exhibit A to the DEFR14C filed by the Company on November 30, 2004

23	Consent of Pohl, McNabola, Berg + Company, LLP	Attached

31.1	Certification of CEO pursuant to Section 302 of the Sarbanes-Oxley Act	Attached

31.2	Certification of CFO pursuant to Section 302 of the Sarbanes-Oxley Act	Attached

32	Certification of CEO and CFO pursuant to Section 906 of the Sarbanes-Oxley Act	Attached

99.1	Audit and Finance Committee Charter	Attached

99.2	Compensation and Nominating Committee Charter	Attached

99.3	Policy Governing Director Nominations and Security Holder-Board Communications	Attached

