Form 10QSB
period 2005-03-31
ITEC ENVIRONMENTAL GROUP INC
filed 2005-05-16
CIK 855372

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE
SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2005

Commission File Number: #333-44188

ITEC ENVIRONMENTAL GROUP, INC.
(Exact name of small business issuer as specified in its charter)

Delaware
(State or other jurisdiction of incorporation or organization)

31-1705310
(IRS Employer Identification Number)

5300 Claus Road
Riverbank, CA 95367
(Address of principal executive offices)(Zip Code)

(209) 881-3523
(Registrant's telephone no., including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

The number of shares of the Company's common stock outstanding on March 31, 2005: 16,847,435

ITEC ENVIRONMENTAL GROUP, INC.
FORM 10-QSB

TABLE OF CONTENTS

PART I  FINANCIAL INFORMATION

Item 1	Financial Statements

Item 2	Management's Discussion and Analysis or Plan of Operation

Item 3	Controls and Procedures

PART II OTHER INFORMATION

Item 1	Legal Proceedings

Item 2	Unregistered Sales of Equity Securities and Use of Proceeds

Item 3	Defaults Upon Senior Securities

Item 4	Submission of Matters to a Vote of Security Holders

Item 5	Other Information

Item 6	Exhibits

SIGNATURES

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

ITEC ENVIRONMENTAL GROUP, INC.
A DEVELOPMENT-STAGE COMPANY

Consolidated Financial Statements

March 31, 2005

ITEC Environmental Group, Inc.
A Development-Stage Company

Consolidated Financial Statements

March 31, 2005

C O N T E N T S

Consolidated Balance Sheets	1 - 2

Consolidated Statements of Operations and Comprehensive Income	3

Consolidated Statements of Shareholders’ Deficit	4

Consolidated Statements of Cash Flows	5 - 6

Notes to Consolidated Financial Statements	7 - 21

ITEC Environmental Group, Inc.
A Development-Stage Company
Consolidated Balance Sheets
As of March 31, 2005 and December 31, 2004

	March 31, 2005	December 31, 2004
ASSETS	(Unaudited)	(Audited)
Current Assets
Cash & cash equivalents	$235	$5,366

Total Current Assets	235	5,366

Fixed Assets
Furniture & equipment, net	183,818	193,600

Total Fixed Assets	183,818	193,600

Other Assets
License fees, net	2,500	5,000
Note receivable - officer	147,973	147,973
Deposits	37,514	37,514
Prepaid expenses	16,696	16,446
Other	17,250	17,250

Total Other Assets	221,933	224,183

Total Assets	$405,986	$423,149

(continued)

See accompanying notes to financial statements.

ITEC Environmental Group, Inc.
A Development-Stage Company
Consolidated Balance Sheets (continued)
As of March 31, 2005 and December 31, 2004

	March 31, 2005	December 31, 2004
LIABILITIES AND STOCKHOLDERS’ DEFICIT	(Unaudited)	(Audited)
Current Liabilities
Accounts payable	$615,362	$644,355
Income taxes payable	800	-
Accrued liabilities - officer	144,520	150,520
Accrued liabilities	835,729	670,416
Capital lease obligation - short term	20,336	18,032
Notes payable	200,000	150,000

Total Current Liabilities	1,816,747	1,633,323

Other Liabilities
Notes payable - Italian investors	353,980	353,980
Capital lease obligation - long term	13,701	16,005
Notes payable - officers	126,100	126,100
Deferred revenue	200,001	200,001

Total Other Liabilities	693,782	696,086

Total Liabilities	2,510,529	2,329,409

Preferred stock, $0.001 par value, 10,000,000 shares
authorized, none issued and outstanding	-	-
Common stock, $0.001 par value,
750,000,000 shares authorized, 16,847,435 and
6,898,914 issued and outstanding at March 31, 2005
and December 31, 2004, respectively	16,848	6,900
Additional paid-in capital	9,056,172	8,148,340
Accumulated deficit during development stage	(11,177,563)	(10,061,500)

Total Stockholders' Deficit	(2,104,543)	(1,906,260)

Total Liabilities & Stockholders' Deficit	$405,986	$423,149

See accompanying notes to financial statements.

ITEC Environmental Group, Inc.
A Development-Stage Company
Consolidated Statements of Operations and Comprehensive Income
For the Three Months Ended March 31, 2005 and 2004 and
for the Period from Inception (March 28, 2000) through March 31, 2005

	Three Months Ended		For the period from Inception (March 28, 2000) through
	March 31, 2005	March 31, 2004	March 31, 2005
	(Unaudited)	(Unaudited)	(Unaudited)
Income
Revenue	$-	$1,750	$494,387

Cost of goods	-	-	(295,977)

Gross Profit	-	1,750	198,410

Operating Expenses
Plant expenses	3,760	5,635	181,743
Payroll	255,416	99,585	2,391,586
Consulting fees	761,998	117,802	5,762,070
Research and development	-	-	177,490
General and administrative	66,782	36,633	2,369,450
Depreciation & amortization	12,282	16,205	168,397
Total Operating Expenses	1,100,238	275,860	11,050,736

Other expense (Income)
Interest expense	15,052	65,104	699,660
Gain from extinguishment of debt	-	-	(634,211)
Other expense (income)	(27)	-	254,040
Total Other Expense	15,025	65,104	319,489

Net Loss before Taxes	(1,115,263)	(339,214)	(11,171,815)

Provision for income taxes	800	800	5,748

Total Net Income (Loss)	$(1,116,063)	$(340,014)	$(11,177,563)

Shares Outstanding - Basic and Diluted	10,364,890	580,585	948,482
Loss per share - Basic	$(0.11)	$(0.59)	$(11.78)
Loss per share - Diluted	$(0.11)	$(0.59)	$(11.78)

See accompanying notes to financial statements.

ITEC Environmental Group, Inc.
A Development-Stage Company
Consolidated Statements of Shareholders’ Deficit
For the Period from Inception (March 28, 2000) through March 31, 2005

	Common Stock		Preferred Stock
	Shares	Amount	Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Total
Balance March 28, 2000	-	$-	-	$-	$-	$-	$-

Sale of common stock	40,315	40	-	-	6,612	-	6,652

Net Loss	-	-	-	-	-	(1,215,313)	(1,215,313)

Balance December 31, 2000	40,315	$40	-	$-	$6,612	$(1,215,313)	$(1,208,661)

Common stock - reverse merger	20,291	21	-	-	(21)	-	-

Common stock issued for services	16,315	16	-	-	1,092,112	-	1,092,128

Net Loss	-	-	-	-	-	(2,411,222)	(2,411,222)

Balance at December 31, 2001	76,921	$77	-	$-	$1,098,703	$(3,626,535)	$(2,527,755)

Sale of common stock	135,182	135	-	-	1,641,767	-	1,641,902

Common stock issued for services	42,425	42	-	-	888,396	-	888,438

Net Loss	-	-	-	-	-	(2,563,732)	(2,563,732)

Balance at December 31, 2002	254,528	$254	-	$-	$3,628,866	$(6,190,267)	$(2,561,147)

Sale of common stock	36,618	37	-	-	172,903	-	172,940

Common stock issued for compensation	(404)	-	-	-	-	-	-

Share adjustment	12,121	12	-	-	71,988	-	72,000

Common stock issued for services	124,481	125	-	-	820,012	-	820,137

Warrant issuance	-	-	-	-	6,000	-	6,000

Net loss	-	-	-	-	-	(1,633,534)	(1,633,534)

Balance December 31, 2003	427,345	$428	-	$-	$4,699,769	$(7,823,801)	$(3,123,604)

Shares issued for notes payable conversion	1,006,625	1,007	-	-	1,863,235	-	1,864,242

Shares issued for accounts payable conversion	318,434	318	-	-	285,181	-	285,499

Shares issued for debt conversion	1,170,434	1,171	-	-	306,286	-	307,457

Common stock issued for compensation - Directors	149,775	150	-	-	240,350	-	240,500

Common stock issued for services	3,826,301	3,826	-	-	1,930,937	-	1,934,763

Common stock issued for future legal fees	-	-	-	-	(1,177,418)		(1,177,418)

Net loss	-	-	-	-	-	(2,237,699)	(2,237,699)

Balance December 31, 2004	6,898,914	$6,900	-	$-	$8,148,340	$(10,061,500)	$(1,906,260)

Warrants issued for compensation	-	-	-	-	172,016	-	172,016

Shares previously issued for services cancelled	(8,024)	(8)	-	-	(875)	-	(883)

Common stock issued for services	9,956,545	9,956	-	-	1,453,204	-	1,463,160

Common stock issued for future legal fees, net	-	-	-	-	(716,513)	-	(716,513)

Net loss	-	-	-	-	-	(1,116,063)	(1,116,063)

Balance March 31, 2005	16,847,435	$16,848	-	$-	$9,056,172	$(11,177,563)	$(2,104,543)

See accompanying notes to financial statements.

ITEC Environmental Group, Inc.
A Development-Stage Company
Consolidated Statements of Cash Flows
For the Three Months Ended March 31, 2005 and 2004 and
For the Period from Inception (March 28, 2000) through March 31, 2005

	Three Months Ended		For the period from inception (March 28, 2000) through
	March 31, 2005	March 31, 2004	March 31, 2005
	(Unaudited)	(Unaudited)	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$(1,116,063)	$(340,014)	$(11,177,563)
Adjustments to reconcile net loss to net cash used
by operating activities:
Depreciation and amortization	9,782	13,705	120,898
Amortization of license fees	2,500	2,500	47,500
Gain on extinguishment of debt			(634,211)
Shares issued for Services	745,764	41,000	4,303,812
Shares / warrants issued for compensation	172,016	-	484,516
Amortization of loan origination fees	-	40,714	-
Warrants issuance costs	-	1,000	6,000

Changes in assets and liabilities
Decrease (increase) in prepaid expenses and deposits	(250)	(117,998)	(54,209)
Decrease (increase) in other assets/liabilities	-	(786)	(17,250)
Increase in accounts payable	(28,993)	(96,665)	900,861
Increase in income taxes payable	800	(800)	800
Increase (decrease) in accrued liabilities	159,313	28,205	1,145,491
Increase (decrease) in deferred revenue	-	-	475,190
Net cash used in operating activities	$(55,131)	$(429,139)	$(4,398,165)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	$-	$-	$(255,688)
Purchase of license fee	-	-	(50,000)
Advances made on notes receivable	-	-	(147,973)
Net cash (used in) provided by investing activities	$-	$-	$(453,661)

CASH FLOWS FROM FINANCING ACTIVITIES
Sale of common stock	$-	$-	$1,821,494
Proceeds from issuance of notes payable	50,000	500,000	3,096,558
Payments on notes payable	-	-	(51,000)
Payments on capital lease obligations	-	-	(14,991)
Net cash provided by financing activities	$50,000	$500,000	$4,852,061

(continued)

See accompanying notes to financial statements.

ITEC Environmental Group, Inc.
A Development-Stage Company
Consolidated Statements of Cash Flows (continued)
For the Three Months Ended March 31, 2005 and 2004 and
For the Period from Inception (March 28, 2000) through March 31, 2005

	Three Months Ended		For the period from inception (March 28, 2000) Through
	March 31, 2005	March 31, 2004	March 31, 2005
	(Unaudited)	(Unaudited)	(Unaudited)

Increase (decrease) in cash and cash equivalents	$(5,131)	$70,861	$235

Balance at beginning of year	5,366	125	-

Balance at end of year	$235	$70,986	$235

Supplemental disclosures:

Cash paid for interest	$-	$-	$109,467
Cash paid for taxes	$-	$1,600	$4,000

Supplemental Schedule of Non-Cash Investing and Financing Activities:
	Three Months Ended		For the period from inception (March 28, 2000) Through
	March 31, 2005	March 31, 2004	March 31, 2005

Common stock / warrants issued for compensation	$172,016	$-	$484,516

Common stock issued for services	$745,764	$41,000	$4,303,812

Common stock issued for debt conversion	$-	$20,000	$3,091,408

Common stock issued for legal fees, net	$716,513	$-	$1,893,931

Warrants issuance	$-	$1,000	$6,000

See accompanying notes to financial statements.

ITEC Environmental Group, Inc.
A Development-Stage Company
Notes to Consolidated Financial Statements
March 31, 2005

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

General

ITec Environmental Group, Inc. (“Itec” or the “Company”) was incorporated under the laws of the State of Delaware on March 28, 2000. ITec was formed for the purpose of acquiring certain patented technology and the development of a worldwide market for its usage.

The Company's subsidiary, ECO2 Environmental Systems, Inc. (“ECO2”), was incorporated under the laws of the State of Delaware on April 10, 2000. The only activity to date has been the registration of a trademark for ECO2, and the subsidiary is currently inactive.

Unless the context indicates otherwise, all references herein to the Company include ITec Environmental Group, Inc., its predecessor, Beechport Capital Corporation, and its wholly-owned subsidiary, ECO2 Environmental Systems, Inc.

The Company is a development stage entity and is primarily engaged in activities to become a worldwide supplier of oil and agricultural chemical container recycling equipment and related systems. The Company's business objective is to attempt to build on the foundation of the licensed patented technology, to develop proprietary recycling equipment, and to form strategic alliances to become a supplier of recycling equipment and operate plastic waste recycling plants. ITec's primary revenue source, the ECO2TM Environmental System, is a new cost-effective, environmentally sensitive technology for cleaning plastic contaminated by substances that make most types of plastic ineligible for traditional recycling programs. The Company's initial marketing of its technology is concentrated in Italy. In the future, the Company will market its technology in the United States and other countries. The initial focus of the Company’s research and development efforts will be the generation of products for recycling of plastic waste. The Company has limited experience in manufacturing of recycling systems and operating plastic waste recycling plants. There can be no assurance that the Company will not encounter problems in marketing and selling its proprietary recycling systems.

The Company’s success will depend in part on its ability to obtain patents and maintain product license rights, maintain trade secrets and operate without infringing on the proprietary rights of others, both in the United States and other countries. There can be no assurance that patents licensed by the Company will not be challenged, invalidated, or circumvented, or that the rights granted thereunder will provide proprietary protection or competitive advantages to the Company. The Company has the right to exploit recycling technology, which the Company has licensed to use from Honeywell Corporation.

ITEC Environmental Group, Inc.
A Development-Stage Company
Notes to Consolidated Financial Statements
March 31, 2005

1.    Description of Business and Significant Accounting Policies (continued)

General (continued)

The Company has no significant operating history and, from March 28, 2000, (inception) to March 31, 2005, has generated a net loss of $11,177,563. The accompanying financial statements for the quarter ended March 31, 2005, have been prepared assuming the Company will continue as a going concern. During the year 2005, management intends to raise additional debt and/or equity financing to fund future operations and to provide additional working capital. However, there is no assurance that such financing will be obtained in sufficient amounts necessary to meet the Company’s needs.

The accompanying financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that may result from the possible inability of the Company to continue as a going concern.

History

Beechport Capital Corp. (“Beechport”) was organized as a Colorado corporation on January 24, 1989, in order to evaluate, structure and complete a merger with or acquisition of prospects consisting of private companies, partnerships or sole proprietorships. At a special September 27, 2002 meeting of the shareholders of Beechport Capital Corp., the Company authorized a merger of Beechport into its wholly-owned subsidiary, ITec Environmental Group, Inc.

On April 11, 2001, ITec formed a wholly-owned subsidiary and incorporated it as a Delaware corporation known as ECO2 Environmental Systems. The only activities to date were the registration of a trademark for ECO2 and the sale of a recycling machine to an Italian company operating in Italy.

Basis of presentation

The accompanying unaudited interim consolidated financial statements represent the financial activity of ITec Environmental Group, Inc. and its subsidiaries. The consolidated financial statements for the three months ended March 31, 2005 and March 31, 2004, have been prepared in accordance with generally accepted accounting principles for interim financial information in the US and in accordance with the instructions to Form 10-QSB and Rule 10-01 of Regulation S-X. Accordingly, the financial statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. For further information, refer to consolidated financial statements and footnotes thereto for the fiscal quarter ended March 31, 2005, included herein. The consolidated financial statements include the accounts of the Company and its majority-owned subsidiaries. All inter-company transactions were eliminated. The Company’s fiscal year ends on December 31 each year. The financial statements and notes are representations of the management and the Board of Directors who are responsible for their integrity and objectivity.

ITec Environmental Group, Inc.
A Development-Stage Company
Notes to Consolidated Financial Statements
March 31, 2005

1.    Description of Business and Significant Accounting Policies (continued)

Basis of presentation (continued)

The results of operations for such periods are not necessarily indicative of the results expected for the full fiscal year or for any future period. The financial statements should be read in conjunction with the consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 2004.

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

ITec Environmental Group, Inc.
A Development-Stage Company
Notes to Consolidated Financial Statements
March 31, 2005

1.    Description of Business and Significant Accounting Policies (continued)

Concentrations

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of temporary cash investments, cash equivalents and trade accounts receivables. At March 31, 2005 the Company had no amounts of cash or cash equivalents in U.S. financial institutions in excess of amounts insured by agencies of the U.S. Government.

Revenue and expense recognition

The Company recognizes revenues from sales of equipment and products upon delivery to customers. When products are configured to customer requirements, revenue is recorded upon the successful completion of any final test procedures.

Deferred revenue

Amounts billed in advance of the period in which a service is rendered or a product is delivered are recorded as a liability under “Deferred Revenue”. At March 31, 2005, deferred revenue for the period ended totaled $200,001 for the future sale of ECO2 systems.

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

Advertising cost

The Company expenses advertising cost as incurred. There were no advertising costs for the periods ended March 31, 2005 and March 31, 2004.

ITec Environmental Group, Inc.
A Development-Stage Company
Notes to Consolidated Financial Statements
March 31, 2005

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

Income taxes

The Company utilizes SFAS No. 109, “Accounting for Income Taxes,” which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred income taxes are recognized for the tax consequences in future years of differences between the tax bases of assets and liabilities and their financial reporting amounts at each period end based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. The provision for income taxes represents the tax payable for the period and the change during the period in deferred tax assets and liabilities.

Comprehensive income (loss)

Comprehensive income consists of net income and other gains and losses affecting shareholders’ equity that, under generally accepted accounting principles are excluded from net income in accordance with Statement on Financial Accounting Standards No. 130, “Reporting Comprehensive Income.” The Company, however, does not have any components of other comprehensive income (loss) as defined by SFAS No. 130 and therefore, for the periods ended March 31, 2005 and March 31, 2004 comprehensive income (loss) is equivalent to the Company’s reported net income (loss).

ITec Environmental Group, Inc.
A Development-Stage Company
Notes to Consolidated Financial Statements
March 31, 2005

1.    Description of Business and Significant Accounting Policies (continued)

Stock-based compensation

Effective January 1, 2005, the Company will account for all options and warrant grants to employees and consultants in accordance with SFAS 123R, which requires recording an expense for the fair value of all options or warrants granted employees and consultants. The Company did not issue any options or warrants to employees or consultants in 2004.

Development-stage company

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

ITec Environmental Group, Inc.
A Development-Stage Company
Notes to Consolidated Financial Statements
March 31, 2005

1.    Description of Business and Significant Accounting Policies (continued)

Recent accounting pronouncements

In December 2004, the Financial Accounting Standards Board (“FASB”) released a revision to Statement of Financial Accounting Standard (“SFAS”) No. 123, Accounting for Stock-Based Compensation (“FAS 123R”). FAS 123R addresses the accounting for share-based payment transactions in which an enterprise receives employee services in exchange for (a) equity instruments of the enterprise or (b) liabilities that are based on the fair value of the enterprise's equity instruments or that may be settled by the issuance of such equity instruments. The statement would eliminate the ability to account for share-based compensation transactions using APB Opinion No. 25, Accounting for Stock Issued to Employees, and generally would require instead that such transactions be accounted for using a fair-value-based method. The Company adopted FAS 123R effective with the year beginning January 1, 2005. With the adoption of this new statement, the Company will recognize substantially more compensation expense.

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

In December 2004, the Financial Accounting Standards Board issued SFAS No. 151, “Inventory Costs, an amendment of ARB No. 43, Chapter 4”, which clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs, and charges regardless of whether they meet the criterion of “so abnormal” that was originally stated in Accounting Research Bulletin No. 43, chapter 4. In addition, SFAS No. 151 requires that the allocation of fixed production overheads to conversion costs be based on the normal capacity of the production facilities. SFAS No. 151 is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. Management does not expect the implementation of this new standard to have a material impact on its financial position, results of operations or cash flows.

ITec Environmental Group, Inc.
A Development-Stage Company
Notes to Consolidated Financial Statements
March 31, 2005

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

2. Going Concern

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. The Company has suffered recurring losses from operations and has a net capital deficiency that raises substantial doubt about its ability to continue as a going concern. The Company incurred a net loss of $1,116,063 during the quarter ended March 31, 2005, and, as of that date, had a working capital deficiency of $1,816,512 and net capital deficiency of $2,104,543. Management is attempting to raise additional equity. The Company filed a Form SB-2A on June 20, 2003, in an effort to raise up to $5 million in additional financing. The Company obtained $520,000 in financing under this arrangement in 2004. There is no guarantee, however, that this offering or any other efforts will result in the Company raising sufficient capital or any capital or additional financing.

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

ITec Environmental Group, Inc.
A Development-Stage Company
Notes to Consolidated Financial Statements
March 31, 2005

3.    Property and Equipment

Property and equipment at March 31, 2005 and December 31, 2004 consist of the following:

	March 31, 2005	December 31, 2004

Manufacturing equipment	$233,639	$233,639
Office furniture	12,502	12,502
Computer equipment and software	34,883	34,883
Leasehold improvements	14,870	14,870

Total property and equipment	295,894	295,894
Less accumulated depreciation and amortization	(112,076)	(102,294)

Total	$183,818	$193,600

Depreciation expense for the quarters ended March 31, 2005 and 2004 was $9,782 and $13,322, respectively.

4.    Accrued Liabilities

Accrued liabilities at March 31, 2005 and December 31, 2004 consist of the following:

	March 31, 2005	December 31, 2004
Accrued payroll and benefits	$550,276	$466,876
Accrued interest	74,542	59,490
Accrued professional fees	118,310	112,810
Accrued rent	78,991	17,630
Other	13,610	13,610

Total	$835,729	$670,416

5. Common Stock

The Articles of Incorporation of ITec authorize a maximum of 750,000,000 shares of $0.001 par value common stock and 10,000,000 shares of $0.001 par value preferred stock. Each share of common stock is entitled to one voting right, the right to share in earnings and the right to share in assets upon liquidation.

ITec Environmental Group, Inc.
A Development-Stage Company
Notes to Consolidated Financial Statements
March 31, 2005

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

On December 20, 2004, the Company’s Board of Directors approved to keep the par value of the Common Stock at $0.001 per share. As a result of reverse stock split and the reduction in par value, the “Common stock” account was reduced, and the “Additional paid-in capital” account was increased by the same amount.

All share data presented is adjusted for the reverse stock split.

Sale of Common Stock

There were no sales of common stock in the quarter ended March 31, 2005.

Common Stock Issued for Services

In the three months ended March 31, 2005, the Company issued 5,000,000 shares of stock, valued at $845,000, to a related party for prepaid legal services. The company also issued an additional 4,956,545 shares, valued at $618,160, to other consultants for services. The company also cancelled 8,024 shares previously recorded for consultants in the prior year.

ITec Environmental Group, Inc.
A Development-Stage Company
Notes to Consolidated Financial Statements
March 31, 2005

6.    Notes Payable

On February 24, 2004, ITec (“holder” or the “Company”) executed an agreement with Cornell Capital Partners, LP whereby the Company issued $500,000 in notes payable. This note bears an annual interest rate of 24% beginning ninety (90 days) from the date of the note. The Company agreed to put in an escrow with the law firm, Butler Gonzalez, LLP, fifty million (50,000,000) shares of the Company’s common stock (“escrowed shares”) and twenty (20) advance notices of not less than $25,000 each. The law firm shall release these advance notices to the holder every seven (7) calendar days commencing April 5, 2004. In the event that the escrowed shares are insufficient to repay all amounts due under the note, the Company will immediately place in escrow additional shares of common stock sufficient to repay all the outstanding balance of the note. At the option of the holder, the interest due can be paid either by Company’s common stock or cash. At March 31, 2005, the remaining balance on these notes was $150,000 in principal and $44,490 in accrued interest.

On January 26, 2005, the Company issued a note for $50,000 to a related party. The note bears interest at 10% per annum and matures six months after issue. The proceeds were used for working capital needs.

7. Technology License

Effective June 30, 2000, the Company entered into a five-year patent license agreement with Honeywell International, Inc. (Honeywell), whereby the Company obtained a non-exclusive, nontransferable worldwide license to practice the methods and to make, use, and sell, the products which are covered by the proprietary rights, limited to the field of use of separating and recovering motor oil from high density polyethylene plastic. Under the terms of the agreement, the Company agreed to pay a $50,000 non-refundable initial license fee and an additional minimum annual royalties commencing upon delivery of the first equipment to an ITec customer, of the greater of $50,000 or 5% of the gross sales of all products and or services sold in the United States and 3% of the products and or services sold in countries other than the United States. The initial license fee of $50,000 is not creditable toward the minimum annual royalty and was payable in three equal installments. This license agreement automatically renews for additional one-year periods after the end of the initial five-year term unless written notice is given by either party of its intent to terminate the agreement. Honeywell may terminate this agreement in the event of a bankruptcy filing or insolvency of the Company, an assignment for the benefit of creditors of the Company, the nationalization of the industry which encompasses any products or services, any suspension of payments under the terms of the agreement by government regulation, the Company's failure to commence manufacture, a substantial change in ownership of the Company (whether resulting from merger, acquisition, consolidation or otherwise), another company or person acquiring control of the Company, or the existence of a state of war between the United States and any country where the Company has a license to manufacture products or provide services. In addition, if either party to the agreement defaults for any reason in any of the obligations under the terms of the agreement, the other party will have the right to terminate the agreement by giving at least 60 days’ written notice.

ITec Environmental Group, Inc.
A Development-Stage Company
Notes to Consolidated Financial Statements
March 31, 2005

7.    Technology License (continued)

There are no rights to sub-license granted under the terms of this agreement. The Company has agreed to invest in the commercial development of the technology and market the product by committing resources at minimum in accordance with various requirements as set forth in the commercialization plan provided by the Company for consideration to Honeywell when the Company applied for the license. The terms of the agreement require the Company to observe all applicable United States and foreign laws, regulations, rules, and decrees with respect to the transfer of the proprietary rights and related technical data to foreign countries and failure to conform to such laws, regulations, rules and decrees may result in criminal liability.

The $50,000 license fee is recorded as an intangible asset and is being amortized over the initial five year term of the license agreement on a straight-line basis. Management's policy with respect to long-lived assets, including intangible assets, is to periodically review the carrying amounts, at least annually, to determine if there is any impairment in the carrying value. As of March 31, 2005, management believes that there is no impairment in the carrying value of any of its long-lived assets. Accumulated amortization at March 31, 2005 amounted to $47,500. Net book value at March 31, 2005 amounted to $2,500.

8.    Related Party Transactions

On July 5, 2000, the Company's Board of Directors approved and authorized the Company to make a loan of $250,000 to the Company's President. The loan, according to the minutes of the Board meeting, is interest only for ten years with the total principal due at the end of ten years. Interest in the amount of $0 has been waived for the quarter ended March 31, 2005 and the year ended December 31, 2004; $21,197 has been waived for the year ended December 31, 2003; $18,958 has been waived in the year ended December 31, 2002; and $9,479 in year ended December, 2001 by the board of directors and was recorded as compensation expense in the respective periods. As of March 31, 2005, a balance of $147,973 was still due on the loan.

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

In the three months ended March 31, 2005, the Company issued 5,000,000 shares of stock to a shareholder, who has a greater than 10% ownership interest, for prepaid legal services. These shares have a market value of $845,000. The Company issued a note payable to this shareholder party for $50,000 due six months after issue and bearing interest at 10% per annum.

ITec Environmental Group, Inc.
A Development-Stage Company
Notes to Consolidated Financial Statements
March 31, 2005

9.    Stock Options and Warrants

The Company has adopted an incentive stock option plan (the “Plan”) under which options granted are intended to qualify as “incentive stock options’ under Section 422A of the Internal Revenue Code of 1986, as amended. Pursuant to the Plan, options to purchase up to 275 shares of the Company’s common stock may be granted to employees of the Company. The Plan is administered by the Board of Directors which is empowered to determine the terms and conditions of each option subject to the limitation that the exercise price can not be less than market value of the common stock on the date of grant (110% of the market value in the case of options granted to an employee who owns 10% or more of the Company’s outstanding common stock) and no option can have a term in excess of 10 years (5 years in the case of options granted to an employee who owns 10% or more of the Company’s outstanding common stock). As of March 31, 2005, no options have been granted under the Plan.

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

The Company has adopted SFAS 123R as of January 1, 2005. Accordingly, the Company applies SFAS 123R and related interpretations in accounting for its plans for employees. In 2004, the Company did not issue options or warrants to employees.

ITec Environmental Group, Inc.
A Development-Stage Company
Notes to Consolidated Financial Statements
March 31, 2005

9.    Stock Options and Warrants (continued)

Issuance of Warrants

In 2005, the Company issued to its CEO warrants to purchase 2,457,370 shares of common stock at an exercise price of $0.06 per share. The company recorded compensation expense of $172,016 related to this issuance.

Options and warrants are granted at prices that are equal to the current fair value of the Company’s common stock at the date of grant. The Company records compensation expense on options granted based on fair value using the Black-Scholes method. The vesting period is determined by the Board of Directors, and it is usually related to the length of employment or consulting contract period. However, all warrants granted to date are immediately vested.

The fair value of these warrants was estimated during the period ending March 31, 2005 using the Black-Scholes option-pricing model with the following weighted-average assumptions: a dividend yield of 0%; expected volatility of 92%; risk-free interest rate of 5.5%; and expected life of 5 years.

The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options, which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company's employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its stock options. The weighted-average fair value of options and warrants granted during the period ended March 31, 2005 was $0.07.

The following table summarizes information with respect to stock options outstanding and exercisable at March 31, 2005:

Options and Warrants Exercisable
Number Outstanding as of March 31, 2005	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable as of March 31, 2005	Weighted Average Exercise Price
2,457,370	4.88	$0.06	2,457,370	$0.06
12,121	2.58	29.70	12,121	29.70

2,469,491	2.83	$29.70	2,469,491	$0.21

ITec Environmental Group, Inc.
A Development-Stage Company
Notes to Consolidated Financial Statements
March 31, 2005

9.    Stock Options and Warrants (continued)

The following table summarizes the Company's stock option and warrants activity:

	Warrants And Stock Options Outstanding	Weighted Average Exercise Price

Outstanding December 31, 2004	12,121	$29.70

Granted	2,457,370	$0.06
Exercised	-	$-
Expired/Cancelled	-	$-

Outstanding March 31, 2005	2,469,491	$0.21

10. Subsequent Events

Issuance of Stock

In April of 2005, the Company issued 3,000,000 shares of stock to convert $150,000 of debt plus accrued interest and an additional 1,500,000 shares for compensation for services rendered to the Company.

Issuance of Warrants

In April of 2005, the Company issued warrants for 4,750,000 shares of stock to officers, directors and consultants.

Issuance of Convertible Note

In April of 2005, the Company issued a note for $60,000 convertible at the holder’s option into Company stock.

Litigation concerning past due rent

The Company is in dispute with its landlord regarding accrued but unpaid rent on its leased facility. The Company is negotiating with its landlord to resolve these issues.

Item 2. Management’s Discussion and Analysis or Plan of Operation

We use patented technology and proprietary equipment to recycle plastic.

We license environmental technology using a carbon dioxide cleaning process from Honeywell FM&T.  This new environmental technology, the System, is believed by management to be the only pollution reduction and recycling system on the market today that allows for the 100% recycling of plastic motor oil containers and the residual oil left inside each container.  By using the carbon dioxide cleaning process, the Company can focus on environmental protection and environmental safety by creating no chemical waste disposal in the oil recycling and plastic recycling process.

We had revenue of $0 for the three months ended March 31, 2005, compared with $1,750 for the three month period ended March 31, 2004, a decrease of 100%. The nominal amount of revenue in 2004 and none in 2005 was a result of the change in business strategy in the first quarter of 2004 from the marketing of equipment and licensing of the System technology, to building our plant for the recycling of plastic. This change in business strategy required our management to focus their efforts on raising capital of approximately $7 million to fund our revised business strategy. We are a development stage company and accordingly have not as yet begun generating operational revenues.

There were no cost of goods sold related to sales for the first quarter of 2005 and 2004.

Total operating expenses increased by $824,378, or 299%, from $275,860 for the three months ended March 31, 2004 to $1,100,238 for the three months ended March 31, 2005. The increase is mainly attributable to an increase of $644,196 in consulting fees and an increase in payroll expense of $155,831 for the first quarter of 2005, as compared to the same period in 2004.  These increases were related to hiring of consultants legal and strategic business consultants to assist us in our recapitalization efforts. Additionally, we granted warrants to our CEO for his continued efforts in developing our business objectives. Pursuant to guidelines of SFAS 123R, we recorded the fair value of the warrants granted as compensation expense. The warrants we issued were immediately vested. All remaining payroll expense represents payroll accruals for employees who are providing services without receiving cash remuneration. In first quarter of 2005, the Company incurred more legal and consulting fees in association with business issues and developing a plan to raise additional capital.  We incurred legal fess of approximately $120,000 during the fiscal quarter ended March 31, 2005.

Depreciation and amortization expense decreased to $12,282 for the three months ended March 31, 2005, compared to $16,205 for the three months ended March 31, 2004 a decrease of $3,923 (24.2%).

The Company recorded net interest expense of $15,052 for the three months ended March 31, 2005, as compared to $65,104 for the three months ended March 31, 2004, a decrease of $50,052 (76.9%). The decrease is attributed to the reduction of debt through the conversion of debt to equity, which was accomplished in the 4th quarter of fiscal year 2004.

Our net losses increased 228.2% for the three months ended March 31, 2005 to $1,116,063, compared with $340,014 for the three months ended March 31, 2004.  The increase is due to primarily increases in consulting and professional fees and warrants issued to the CEO.

At March 31, 2005, we have available approximately $10,100,000 and $7,800,000 in net operating loss carry-forwards from prior years and current year to date, respectively, available to offset future federal and state income taxes which expire through 2024.  Realization is dependent on generating sufficient taxable income prior to expiration of the loss carry-forwards.  A change of greater than 50% of the Company ownership could significantly reduce the availability of these tax credits.  We have continued to provide a valuation allowance to reduce its net deferred tax asset to zero.  The amount of deferred tax asset considered realizable, however, can be revised in the near term based upon future operating conditions during the carry-forwards period.

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

At March 31, 2005, we had a working capital deficit of $1,815,512, compared to a working capital deficit of $1,627,957 at December 31, 2004.  The 11.6% increase in our working capital deficit is primarily attributed to increases in accrued liabilities.

As of March 31, 2005, we had total assets of $405,986 and a total shareholders’ deficit of $2,104,543, compared with total assets of $423,149 and total stockholder's deficit of $1,906,260 at December 31, 2004.  Total assets decreased by $17,163 due to normal depreciation expense accruals. Total shareholders' deficit increased by $198,283 or 10.4% in the first quarter of 2005 due to the fact that we incurred consulting and professional fees that created the increase in net loss during the fiscal quarter ended March 31, 2005. We were able acquire consulting services primarily through non-cash means, stock-based compensation. These transactions contributed to a $907,832 increase in our equity.

For the three months ended March 31, 2005, cash used by operating activities decreased to $55,131, most of which was generated from borrowing. We were able to satisfy the bulk of our other operating expenses through stock based compensation..

For the three months ended March 31, 2005, we realized $50,000 in aggregate proceeds from a new note payable.  For the comparable period in 2004, we had an increase in notes payable of $500,000.

During the fiscal year ending December 31, 2004, the company issued approximately 2,800,000 shares of the company common stock having a market value of approximately $1.2 million to David Otto, principal of the Otto Law Group of Seattle, Washington. In the first Quarter of 2005, we issued an additional 5,000,000 shares to David Otto having a market value of approximately $850,000. The purpose of the issuances of the shares was to pay for current and future fees for strategic business consulting and legal services rendered and to be rendered relating to the equity restructuring of the company and recapitalization efforts. The issuance of these shares was necessary due to secure the services of legal counsel as we continue our efforts to obtain additional capital.

Off-Balance Sheet Arrangements

We do not have any off balance sheet arrangements that have or are likely to have a material current or future effect on the Company's financial condition, or changes in financial condition, liquidity or capital resources or expenditures.

We do not have sufficient cash or lines of credit for the next twelve (12) months but we are in the process of raising funds. We expect to have sufficient cash or lines of credit to satisfy our needs for the twelve (12) months ending March 31, 2006. There is no guarantee, however, that efforts will result in Itec raising sufficient capital or any capital or additional financing.

Our plan for the next twelve (12) months is opening a plastic recycling plant in Stanislaus County, California. We have signed a five (5) year lease on a building and have moved all equipment necessary for the plastic recycling pilot plant to our new plant in Riverbank, California. The recycling pilot plant opened for operations in June 2003 and was located in Oakdale, California.

The lease for the plant in Riverbank, California is currently in default, however, we are attempting to negotiate a restructuring of the lease obligations with the landlord. This lease is for a 58,000 square foot, steel frame building in a heavy industrial complex and includes an additional 35,000 square feet of office space. All infrastructures, including rail-sidings are in place. Installation of equipment will take approximately three (3) months with the first testing of Systems in September 2005. After completing the testing of the System, the start-up operational phase will take an additional two (2) months. Employment would ramp up with the new recycling plant, starting with four (4) new employees, and then adding an additional forty-four (44) employees.

Itec recently entered into a three (3) year agency agreement with H. Muelstein & Co., Inc., pursuant to which H. Muelstein will act as Itec’s exclusive agent for the purchase and sale annually of up to 60 million pounds of Itec’s PET flake and post-consumer HDPE natural flake/pellets in the United States and Canada.

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

Significant Accounting Policies and Estimates

Management's Discussion and Analysis of Financial Condition and Results of Operations discusses the Company's consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America.  The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  On an on-going basis, management evaluates its estimates and judgments, including those related to reserves and intangible assets.  Management bases its estimates and judgments on historical experiences and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources.  Actual results may differ from these estimates under different assumptions or conditions.  The most significant accounting estimates inherent in the preparation of the Company's financial statements include estimates as to the appropriate carrying value of certain assets and liabilities which are not readily apparent from other sources, primarily the recovery of intangible assets.  These accounting policies are described at relevant sections in this discussion and analysis and in the notes to the consolidated financial statements included in our Annual Report on Form l0-KSB for the fiscal year ended December 31, 2004.

Equity

Based upon the Board of Director’s position, on November 3, 2004, via a written consent in lieu of a special meeting of the shareholders, a majority of the shareholders of the common stock of the Company voted to amend the Articles of Incorporation, as amended, of the Company to reverse-split the Company’s issued and outstanding common stock at a ratio of 1 for 165. 396,436,171 shares of common stock were voted in favor of the amendment. No votes were cast against the amendment.

In the first quarter of 2005, the Company issued approximately 9,948,521 shares of common stock for consulting and legal services rendered and to be rendered. These issuances continue to reflect our efforts to obtain necessary services that we need at a time when cash resources are limited for these services. We are optimistic that our recent agreements signed with Brean, Murray & Company, Inc., and an investment banking firm in New York will assist us to obtain needed capital.

Also during the first quarter, the Company issued approximately 2,500,000 warrants to purchase Company common stock for $0.06 per share, to Gary De Laurentiis, our CEO, in recognition of his continuing efforts on behalf the Company. We recognized compensation expense of approximately $172,000 related to this grant. In April, we issued additional warrants exercisable for 4,250,000 shares of common stock to officers and directors of the Company.

Item 3. Controls and Procedures

Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(b) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures are effective. There were no changes in our internal control over financial reporting during the quarter ended March 31, 2005 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

None

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3.  Defaults Upon Senior Securities

None

Item 4.  Submission of matters to a Vote of Securities Holders

None

Item 5.  Other Information

Pursuant to the "safe harbor" private offering exemption provided by Rule 506 of Regulation D under Section 4(2) of the Securities Act of 1933 (the "Exemption"), on April 15 2005, in exchange for services provided to the Company, warrants to purchase common stock of the Company, exercise price of $.06 per share, were issued to the following individuals:

Name	Warrant Shares
Gary De Laurentiis	2,000,000
George Kanakis	500,000
George Gitschel	500,000

Each of the warrants contains a cashless exercise provision and “piggy-back” registration rights. For purposes of establishing compliance with the Exemption, the Company relied upon (i) certain representations and warranties of the warrant holders’ contained in the warrants and (ii) its own independent investigation to confirm the warrant holders’ representations and warranties.

Item 6.  Exhibits

Exhibit No.	Description
3.1(i)	Amendment to Restated Certificate of Incorporation

3.2(i)	Restated Certificate of Incorporation

3.3(i)	Certificate of Incorporation

3.4(ii)	Bylaws

4.1	Form of Common Stock Warrant issued to Gary M. De Laurentiis, George Kanakis and George Gitschel

10.1	Commitment Letter from the California Integrated Waste Management Board

10.2	Agreement with H. Muehlstein & Co., Inc.

31.1	Certification of CEO pursuant to Section 302 of the Sarbanes-Oxley Act

31.2	Certification of CFO pursuant to Section 302 of the Sarbanes-Oxley Act

32	Certification of CEO and CFO pursuant to Section 906 of the Sarbanes-Oxley Act

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

ITEC ENVIRONMENTAL GROUP, INC.

May 13, 2005	By:	/s/
Gary M. De Laurentiis
Chairman & Chief Executive Officer

May 13, 2005	By:	/s/
Gary M. De Laurentiis Chairman & Chief Executive Officer
(Principal Executive Officer)

May 13, 2005	By:	/s/
Frederick Smith, Jr. Chief Financial Officer
(Principal Financial Officer)

EXHIBIT INDEX

Exhibit No.	Description	Location
3.1(i)	Amendment to Restated Certificate of Incorporation	Incorporated by reference to Exhibit A to the DEFR14C filed by the Company on November 30, 2004

3.2(i)	Restated Certificate of Incorporation	Incorporated by reference to Exhibit B to the DEF-14C filed by the Company on September 9, 2002

3.3(i)	Certificate of Incorporation	Incorporated by reference to the Form S-18 Registration Statement filed by the Company, File No. 33-31-67

3.4(ii)	Bylaws	Incorporated by reference to Exhibit B to the DEF-14C filed by the Company on September 9, 2002

4.1	Form of Common Stock Warrant issued to Gary M. De Laurentiis, George Kanakis and George Gitschel	Incorporated by reference to Exhibit 4.5 to the 10-KSB filed by the Company on April 15, 2005

10.1	Commitment Letter from the California Integrated Waste Management Board	Incorporated by reference to Exhibit 10.1 to the 10-QSB filed by the Company on November 15, 2004

10.2	Agreement with H. Muehlstein & Co., Inc.	Incorporated by reference to Exhibit 10.2 to the 10-KSB filed by the Company on April 15, 2005

31.1	Certification of CEO pursuant to Section 302 of the Sarbanes-Oxley Act	Attached

31.2	Certification of CFO pursuant to Section 302 of the Sarbanes-Oxley Act	Attached

32	Certification of CEO and CFO pursuant to Section 906 of the Sarbanes-Oxley Act	Attached