Form 10QSB
period 2005-06-30
ITEC ENVIRONMENTAL GROUP INC
filed 2005-08-19
CIK 855372

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE
SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2005

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
Yes [X ] No [  ]

The number of shares of the Company's common stock outstanding on June 30, 2005: 33,360,960

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

Item 5 Other Information

Item 6 Exhibits

SIGNATURES

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

ITEC Environmental Group, Inc.
A Development Stage Company
Condensed Consolidated Balance Sheets
(Unaudited)

June 30, 2005

Current assets
Cash and cash equivalents	$19,990
Total current assets	19,990

Property and equipment, net	174,036
Notes receivable - officer	147,973
Deposits and other assets	71,760
Restricted cash held in escrow	1,990,000

Total assets	$2,403,759

Current liabilities
Accounts payable	$569,167
Accounts payable-related party	460,706
Accrued payroll	633,288
Accrued liabilities - officer	127,125
Accrued liabilities	248,685
Current portion of capital lease obligations	16,344
Notes payable, net of debt discount of $103,669	263,631
Notes payable - officers	80,600
Total current liabilities	2,399,546
Non-current liabilities
Notes payable - Italian investors	353,980
Capital lease obligations, net of current portion	14,494
Deferred revenues	200,001
Notes payable to California Integrated Wast Management Board, net of debt discount of $10,000	1,990,000
Total non-current liabilities	2,558,475

Total liabilities	4,958,021

Commitments and contingencies

Stockholders' Deficit
Preferred stock, $0.001 par value, 10,000,000 shares authorized , none issued and outstanding	—
Common stock, $0.001 par value, 750,000,000 shares authorized, 32,190,505 shares issued and outstanding	32,191
Additional paid-in capital	12,907,199
Deferred stock-based consulting and legal costs	(2,041,173)
Accumulated deficit during the development stage	(13,452,479)
Total stockholders' deficit	(2,554,262)

Total liabilities and stockholders' deficit	$2,403,759

See accompanying notes to condensed consolidated financial statements.

ITEC Environmental Group, Inc.
A Development Stage Company
Condensed Consolidated Statements of Operations
(Unaudited)

					Inception
					(March 28,2000)
					to-date through
	Three months ended June 30,		Six months ended June 30,		June 30,
	2005	2004	2005	2004	2005

Revenue	$—	$—	$—	$1,750	$494,387
Cost of goods sold	—	—	—	—	295,977
Gross profit	—	—		1,750	198,410
Operating expenses
Plant expenses	1,391	17,482	5,151	23,117	183,134
Payroll	330,900	125,497	586,316	225,082	2,722,486
Consulting and legal fees	1,502,894	138,801	2,264,892	256,602	7,264,964
Research and development	—	12,000	—	12,000	177,490
General and administrative	169,971	117,575	236,753	154,209	2,539,421
Depreciation and amortization	12,282	16,231	24,564	32,436	180,679
Total operating expenses	2,017,438	427,586	3,117,676	703,446	13,068,174

Loss from operations before interest	(2,017,438)	(427,586)	(3,117,676)	(701,696)	(12,869,764)
Other expense (income)
Interest expense	101,338	137,136	116,390	202,240	800,998
Loss on conversion of notes payable for stock	156,140	—	156,140	—	156,140
Gain from extinguishment of debt	—	—	—		(634,211)
Other expense (income)	—	(32,351)	(27)	(31,551)	254,040
Total other expense	257,478	104,785	272,503	170,689	576,967

Net loss before income taxes	(2,274,916)	(532,371)	(3,390,179)	(872,385)	(13,446,731)
Provision for income taxes	—	—	800	—	(5,748)

Net loss	$(2,274,916)	$(532,371)	$(3,390,979)	$(872,385)	$(13,452,479)

Basic and diluted net loss per share	$(0.09)	$(0.60)	$(0.22)	$(1.18)	$(6.64)

Weighted average shares usedin computing loss per share	24,427,954	885,865	15,711,856	740,345	2,025,751

 See accompanying notes to condensed consolidated financial statements.

ITEC Environmental Group, Inc.
A Development Stage Company
Condensed Consolidated Statements of Cash Flows
(Unaudited)

			Inception
			(March 28,2000)
			to-date through
	Six months ended June 30,		June 30,
	2005	2004	2005

Cash flows from operating activities:
Net loss	$(3,390,979)	$(872,385)	$(13,452,479)
Adjustments to reconcile net loss to net cash
used by operating activities:
Depreciation and amortization expense	19,564	27,436	130,680
Amortization of license fees	5,000	5,000	50,000
Gain on extinguishment of debt	—	—	(634,211)
Loss on conversion of debt for common stock	156,140		156,140
Issuance of common stock for services	1,032,550	78,494	4,590,598
Issuance of common stock for compensation	—	40,000	312,500
Amortization of deferred fees	433,622	—	433,622
Beneficial conversion of convertible debt	60,000	—	60,000
Amortization of debt issue costs and discount	24,331	164,214	24,331
Issuance of warrants	843,966	1,000	849,966
Other	—	(4,000)	—
Changes in operating assets and liabilities:
Other assets	—	(4,345)	(17,250)
Accounts receivable	—	(28,352)	—
Prepaid expenses and deposits	(550)	(107,748)	(54,509)
Accounts payable	385,518	87,727	1,315,372
Income taxes payable	—	(800)	—
Accrued liabilities	188,161	113,634	1,174,339
Deferred revenue	—	—	475,190
Net cash used by operating activities	(242,677)	(500,125)	(4,585,711)
Cash flows from investing activities:
Purchase of property, plant & equipment	—	—	(255,688)
Purchase of license fees	—	—	(50,000)
Advances made on notes receivable from officer	—	—	(147,973)
Net cash used by investing activities	—	—	(453,661)
Cash flows from financing activities:
Proceeds from CIWMB notes payable	2,000,000	—	2,000,000
Increase in restricted cash in escrow	(2,000,000)	—	(2,000,000)
Principal payments on capital lease obligations	(3,199)	—	(18,190)
Proceeds from sale of common stock	—	—	1,821,494
Proceeds from issuance of notes payable	306,000	500,000	3,352,558
Payments on notes payable - officers	(45,500)	—	(96,500)
Net cash provided by financing activities	257,301	500,000	5,059,362

Net increase (decrease) in cash and cash equivalents	14,624	(125)	19,990

Cash and cash equivalents, beginning of period	5,366	125	—

Cash and cash equivalents, end of period	$19,990	$—	$19,990

Supplemental disclosures of cash flow information:
Cash paid for interest	$—	$—	$109,647
Cash paid for income taxes	$800	$1,600	$4,800
Non-cash investing and financing activities
Common stock issued for services	$756,250	$118,494	$4,314,298
Common stock issued for compensation	$—	$—	$312,500
Common stock issued for debt conversion	$110,000	$60,000	$3,201,408
Common stock issued for future legal fees	$305,000	$—	$1,482,418
Warrants issuance	$843,966	$1,000	$849,966

See accompanying notes to condensed consolidated financial statements.

ITEC Environmental Group, Inc. and Subsidiaries
A Development-Stage Company
Notes to Consolidated Financial Statements
June 30, 2005
(Unaudited)

Note 1. Description of Business and Significant Accounting Policies

This summary of significant accounting policies of ITec Environmental Group, Inc. (f/k/a Beechport Capital Corp.), is presented to assist in understanding the Company’s consolidated financial statements.. The financial statements and notes are representations of the Company’s management and Board of Directors, who are responsible for their integrity and objectivity.

Organization and Business - Beechport Capital Corp. (“Beechport”) was organized as a Colorado corporation in January 1989, in order to evaluate, structure and complete a merger with or acquisition of prospects consisting of private companies, partnerships or sole proprietorships. At a special September 2002 meeting of the shareholders of Beechport , the Company authorized a merger of Beechport into its wholly-owned subsidiary, ITec Environmental Group, Inc.

ITec Environmental Group, Inc. (“ITec” or the “Company”) was incorporated under the laws of the State of Delaware in March 2000. Itec was formed for the purpose of acquiring certain patented technology and the development of a worldwide market for its usage. The Company's subsidiary, ECO2 Environmental Systems, Inc. (“ECO2”), was incorporated under the laws of the State of Delaware in April 2000, and only activity to date has been registration of a trademark for ECO2. Unless the context indicates otherwise, all references herein to the Company include ITec, its predecessor, Beechport, and its wholly-owned subsidiary, ECO2. All intercompany transactions have been eliminated in these consolidated financial statements.

The Company is a development stage entity and is primarily engaged in activities to become a worldwide supplier of oil and agricultural chemical container recycling equipment and related systems. The Company's business objective is to attempt to build on the foundation of the licensed patented technology, to develop proprietary recycling equipment, and to form strategic alliances to become a supplier of recycling equipment and operate plastic waste recycling plants. ITec's primary revenue source, the ECO2TM Environmental System, is a new cost-effective, environmentally sensitive technology for cleaning plastic contaminated by substances that make most types of plastic ineligible for traditional recycling programs. The Company's initial marketing of its technology was concentrated in Italy. In the future, the Company will market its technology in the United States and other countries. The initial focus of the Company’s research and development efforts will be the generation of products for recycling of plastic waste. The Company has limited experience in manufacturing of recycling systems and operating plastic waste recycling plants. There can be no assurance that the Company will not encounter problems in marketing and selling its proprietary recycling systems.

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

Our plan for the next twelve months is opening a plastic recycling plant in Stanislaus County, California. We have signed a five year lease on a building and have moved all equipment necessary for the plastic recycling plant to our new plant in Riverbank, California. The recycling pilot plant commenced operations in 2003 and was located in Oakdale, California.

In June 2005, pursuant to terms of a 4.25% promissory note the Company received into an escrow account $1,990,000, after deduction of $10,000 for loan fees to the lender, from the California Integrated Waste Management Board (the “CIWMB”). The CIWMB makes low interest loans to local government agencies and private business entities within a Recycling Market Development Zone to increase diversion of nonhazardous solid waste from landfills and to promote market demand for secondary and post consumer materials. Approval for the loan was based on the Company’s projection to build its first Eco2 Environmental System Plant and to divert post consumer plastic bottles as a result of the loan. Borrowing of CIWMB funds requires, among other things, verification of matching funds, which will co-fund equipment purchases. As described in Note 6, in August 2005 the Company received an investment commitment and deposited funds sufficient to enable the Company to begin construction on and ordering equipment for its recycling plant.

Business risks and uncertainties - The Company operates in the evolving field of materials recycling processing. New developments could both significantly and adversely affect existing and emerging technologies in the field. The Company’s success in developing additional marketable products and processes and achieving a competitive position will depend on its ability to retain qualified management personnel and to raise sufficient capital to meet its operating and development needs. While the Company is seeking financing through equity and loans, there can be no assurance that the Company will be successful in accomplishing its objectives.

Basis of presentation and Going Concern - The accompanying consolidated financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. The Company has incurred recurring losses from operations and has a net capital deficiency that raises substantial doubt about its ability to continue as a going concern. The Company incurred a net loss of $3,390,979 during the six months ended June 30, 2005, and, as of that date, had a working capital deficiency of $2,379,556 and net capital deficiency of $2,554,262, which includes accumulated losses from March 28, 2000 (inception) to June 30, 2005 of $13,452,479.

Company management intends to raise additional debt and/or equity financing to fund future operations and to provide additional working capital. However, there is no assurance that such financing will be obtained in sufficient amounts necessary to meet the Company’s needs.

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

The accompanying consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that may result from the possible inability of the Company to continue as a going concern.

Interim financial statements - The accompanying unaudited interim consolidated financial statements represent the financial activity of ITec and its subsidiaries. The consolidated financial statements for the interim periods ended June 30, 2005 and June 30, 2004, have been prepared in accordance with generally accepted accounting principles for interim financial information in the United States of America and in accordance with the instructions to Form 10-QSB and Rule 10-01 of Regulation S-X. Accordingly, the consolidated financial statements do not include all of the information and notes to financial statements required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Results of operations for interim periods are not necessarily indicative of results to be expected for the full fiscal year or for any future period. These interim consolidated financial statements should be read in conjunction with the Company’s audited annual financial statements and related notes thereto, which are included in the Company’s December 31, 2004 Annual Report on Form 10-KSB.

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

Cash equivalents - The Company considers deposits that can be redeemed on demand and investments that have original maturities of less than three months when purchased to be cash equivalents.

Restricted Cash in Escrow - In June 2005, the Company received cash from the California Integrated Waste Management Board pursuant to a $2,000,000 note payable. Funds received have been placed in escrow, with draws to be made by the Company upon satisfaction of certain conditions, including among others, presentation of invoices for purchases of authorized equipment to be financed. These funds have been classified as Restricted Cash in Escrow as they are not otherwise available for use by the Company. As disclosed in Note 6 - Subsequent Events the Company expects to draw on these escrow funds during the three months ending September 30, 2005.

Assets held under capital leases - Assets held under capital leases are recorded at the lower of the net present value of the minimum lease payments or the fair value of the leased asset at the inception of the lease. Amortization expense is computed using the straight-line method over the shorter of the estimated useful lives of the assets or the period of the related lease.

Deferred revenue - Amounts billed or received in advance of when services are provided or products delivered are recorded as Deferred Revenue.

Contingencies - Certain conditions may exist as of the date financial statements are issued, which may result in a loss to the Company, but which will only be resolved when one or more future events occur or fail to occur. The Company’s management and its legal counsel assess such contingent liabilities, and such assessment inherently involves an exercise of judgment. In assessing loss contingencies related to legal proceedings that are pending against the Company or unasserted claims that may result in such proceedings, the Company’s legal counsel evaluates the perceived merits of any legal proceedings or unasserted claims as well as the perceived merits of the amount of relief sought or expected to be sought therein. If the assessment of a contingency indicates that it is probable that a material loss has been incurred and the amount of the liability can be estimated, then the estimated liability would be accrued in the Company’s financial statements. If the assessment indicates that a potentially material loss contingency is not probable but is reasonably possible, or is probable but cannot be estimated, then the nature of the contingent liability, together with an estimate of the range of possible loss if determinable and material, would be disclosed. Loss contingencies considered remote are generally not disclosed unless they involve guarantees, in which case the nature of the guarantee would be disclosed.

Fair value of financial instruments - The Company measures its financial assets and liabilities in accordance with generally accepted accounting principles. For certain of the Company's financial instruments, including cash and cash equivalents, accounts payable and accrued liabilities, the carrying amounts approximate fair value due to their short maturities. The amounts recorded for notes payable also approximate fair value because current interest rates offered to the Company for debt of similar maturities are substantially the same.

Revenue and expense recognition - The Company recognizes revenue when there is persuasive evidence of an arrangement, the product has been delivered or the services have been provided to the customer, the sales price is fixed or determinable, and collectibility is reasonably assured.

The Company recognizes revenues from sales of equipment and products upon delivery to customers. When products are configured to customer requirements, revenue is recorded upon the successful completion of any final test procedures.

Income taxes - The Company utilizes SFAS No. 109, “Accounting for Income Taxes,” which requires recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred income taxes are recognized for the tax consequences in future years of differences between the tax bases of assets and liabilities and their financial reporting amounts at each period end based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to amounts expected to be realized. The provision for income taxes represents the tax payable for the period and change during the period in deferred tax assets and liabilities.

Stock-based compensation - Effective January 1, 2005, the Company accounts for all options and warrant grants to employees and consultants in accordance with SFAS 123R, which requires recording an expense over the requisite service period for the fair value of all options or warrants granted employees and consultants. The Company did not issue any options or warrants in 2004.

Basic and diluted net earnings per share - Basic net earnings (loss) per common share is computed by dividing net earnings (loss) applicable to common shareholders by the weighted-average number of common shares outstanding during the period. Diluted net earnings (loss) per common share is determined using the weighted-average number of common shares outstanding during the period, adjusted for the dilutive effect of common stock equivalents, consisting of shares that might be issued upon exercise of common stock options or warrants. In periods where losses are reported, the weighted-average number of common shares outstanding excludes common stock equivalents, because their inclusion would be anti-dilutive. Potentially dilutive securities include stock options and warrants, and convertible debt securities. Computations of net loss per share for the periods ended June 30, 2004, exclude 12,121 shares relating to common shares issuable upon exercise of outstanding options. Computations of net loss per share for the periods ended June 30, 2005, exclude 9,307,370 shares relating to common shares issuable upon exercise of outstanding warrants, 2,844,444 shares relating to common shares issuable upon conversion of convertible notes payable, and 12,121 shares relating to common shares issuable upon exercise of outstanding options. These common stock equivalents could have the effect of decreasing diluted income per share in future periods.

Concentrations - Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash equivalents, restricted cash held in escrow and trade accounts receivables. At times, amounts of cash or cash equivalents in U.S. financial institutions exceed amounts insured by agencies of the U.S. Government.

Development-stage company - The Company presents its consolidated financial statements in accordance with SFAS No. 7 “Accounting and Reporting by Development Stage Enterprises”. This statement specifies the guidelines for identifying an enterprise in the development stage and the standards of financial accounting and reporting for such an enterprise, which includes among other things, presentation of inception to date consolidated statements of operations and of cash flows.

Reclassifications - Certain amounts in 2004 financial statements have been reclassified to conform with 2005 classifications.

 Recent accounting pronouncements - In December 2004, the Financial Accounting Standards Board (“FASB”) released a revision to Statement of Financial Accounting Standard (“SFAS”) No. 123, Accounting for Stock-Based Compensation (“FAS 123R”). FAS 123R addresses the accounting for share-based payment transactions in which an enterprise receives employee services in exchange for (a) equity instruments of the enterprise or (b) liabilities that are based on the fair value of the enterprise's equity instruments or that may be settled by the issuance of such equity instruments. The statement eliminates the ability to account for share-based compensation transactions using APB Opinion No. 25, Accounting for Stock Issued to Employees, and generally requires instead that such transactions be accounted for using a fair-value-based method. The Company adopted FAS 123R effective with the year beginning January 1, 2005. With the adoption of this new statement, the Company will recognize substantially more compensation expense than would have been recorded under APB 25..

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

In May 2005, the FASB issued Statement of Financial Accounting Standards No. 154, “Accounting Changes and Error Corrections”, (SFAS 154”). SFAS 154 replaces APB Opinion No. 20, “Accounting Changes,” and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements,” and changes the requirements for the accounting for and reporting of a change in accounting principle. The Company is required to adopt SFAS 154 in 2007. The Company’s results of operations and financial condition will only be impacted by SFAS 154 if the Company implements changes in accounting principles that are addressed by the standard or correct accounting errors in future periods.

Note 2. Technology License

Effective June 30, 2000, the Company entered into a five-year patent license agreement with Honeywell International, Inc. (Honeywell), whereby the Company obtained a non-exclusive, nontransferable worldwide license to practice the methods and to make, use, and sell, the products which are covered by the proprietary rights, limited to the field of use of separating and recovering motor oil from high density polyethylene plastic. Under the terms of the agreement, the Company agreed to pay a $50,000 non-refundable initial license fee and an additional minimum annual royalties commencing upon delivery of the first equipment to an ITec customer, of the greater of $50,000 or 5% of the gross sales of all products and or services sold in the United States and 3% of the products and or services sold in countries other than the United States. The initial license fee of $50,000 is not creditable toward the minimum annual royalty and was payable in three equal installments. This license agreement automatically renews for additional one-year periods after the end of the initial five-year term unless written notice is given by either party of its intent to terminate the agreement. Honeywell may terminate this agreement in the event of a bankruptcy filing or insolvency of the Company, an assignment for the benefit of creditors of the Company, the nationalization of the industry which encompasses any products or services, any suspension of payments under the terms of the agreement by government regulation, the Company's failure to commence manufacture, a substantial change in ownership of the Company (whether resulting from merger, acquisition, consolidation or otherwise), another company or person acquiring control of the Company, or the existence of a state of war between the United States and any country where the Company has a license to manufacture products or provide services. In addition, if either party to the agreement defaults for any reason in any of the obligations under the terms of the agreement, the other party will have the right to terminate the agreement by giving at least 60 days’ written notice. Among other things, pursuant to terms of the agreement here are no rights to sub-license granted and require the Company to observe all applicable United States and foreign laws, regulations, rules, and decrees with respect to the transfer of the proprietary rights and related technical data to foreign countries and failure to conform to such laws, regulations, rules and decrees may result in criminal liability. In July 2005, the Company and Honeywell amended certain terms of the license agreement, which, among other things, extended the agreement for an additional five years, with provisions for automatic one year renewals.

The $50,000 license fee was recorded as an intangible asset and amortized over the initial five year term on a straight-line basis. Accumulated amortization at June 30, 2005 was $50,000, and the net book value at June 30, 2005 was $0.

Note 3.  Notes Payable

Pursuant to terms of Business Loan Agreement, Security Agreements, and $2,000,000 Promissory Note entered into in May 2005, with the California Integrated Waste Management Board (“CIWMB”), in June 2005, the Company received into an escrow account $1,990,000, after deduction of $10,000 for loan fees paid to the lender. Approval for the loan was based on the Company’s projection to build its first Eco2 Environmental System Plant and to divert 15,000 tons of post consumer plastic bottles annually as a result of the loan. The promissory note bears interest at 4.25% per annum, with interest only monthly payments during the first year and then principal and interest monthly payments of $22,548 starting July 1, 2006 until fully paid in May 2015. The promissory note is collateralized by equipment to be purchased for the recycling plan, a secondary security interest in all other machinery and equipment and other assets owned by the Company, and is guaranteed by the Company’s Chief Executive Officer. The Company is permitted to make draws from cash in escrow upon meeting certain conditions, including presentation of equipment invoices, with 75% of each invoice to be paid from the CIWMB loan funds, with the remaining 25% being paid from the Company’s working capital, including The Elevation Fund commitment, as described in Note 7. $80,000 of the funds are reserved for interest payments on the note. As of August 15, 2005, the Company had not drawn funds from the escrow account. The lender fee is recorded as a debt discount to be amortized over the 10-year loan term.

In January 2005, the Company issued for cash a 10% note payable for $50,000 due in July 2005. The proceeds were used for working capital needs. In June 2005, the Company issued 2,576,750 shares of its common stock upon conversion of the note payable. The Company recorded the excess of estimated fair value of the shares issued (based on quoted market price on the conversion date) of $156,140 as an increase in additional paid-in capital and as a loss on conversion of notes payable for common stock.

In April 2005, the Company issued for cash a 10% note payable for $60,000 due in June 2005, and convertible into shares of Company common stock at a per share price of approximately $0.02. The beneficial conversion feature on the conversion price being less than the $0.115 market price was recorded at $60,000, the maximum to be recorded, as an increase in additional paid-in capital and as a debt discount to be amortized to interest expense over the term of the note. In June 2005, the note was converted into 3,029,100 shares of Company common stock in accordance with conversion terms. The full amount of the $60,000 debt discount has been amortized to interest expense as of June 30, 2005.

In June 2005, the Company issued for cash a 10% note payable for $128,000 due in October 2005, and convertible into shares of Company common stock at a per share price of $0.045. The beneficial conversion feature on the conversion price being less than the $0.087 market price was recorded at $128,000, the maximum to be recorded, as an increase in additional paid-in capital and as a debt discount to be amortized to interest expense over the term of the note. During the three months ended June 30, 2005, $24,330 of the debt discount was amortized to interest expense.

Note 4. Common Stock, Stock Options and Warrants

Authorized Shares - The Articles of Incorporation of ITec authorize a maximum of 750,000,000 shares of $0.001 par value common stock and 10,000,000 shares of $0.001 par value preferred stock. Each share of common stock is entitled to one voting right, the right to share in earnings and the right to share in assets upon liquidation.

Reverse Stock Split - In December 2004, the Board of Directors authorized a 1-for-165 reverse stock split to be effective December 20, 2004 to shareholders of record, and approved to keep the par value of the Common Stock at $0.001 per share. As a result of reverse stock split, the “Common stock” account was reduced, and the “Additional paid-in capital” account was increased by the same amount. All share data presented is adjusted for the reverse stock split.

Common Stock Issued for Services - During the three months ended March 31, 2005, the Company issued 5,000,000 shares of stock, valued at $845,000, based on a $0.17 market price on date of grant to a related party for prepaid legal services. The $845,000 is deferred and proceeds from the sale of such shares by the legal service provider are credited against accounts payable recorded and due the provider with a corresponding credit to deferred expenses. The company also issued an additional 4,956,545 shares, valued at $618,160 based on quoted trade prices at the grant dates, to other consultants for services. The Company also cancelled 8,024 shares previously recorded for consultants in the prior year. As described in Note 3, in July 2005, the Company received and cancelled 1,342,692 shares of common stock, which were issued during the three months ended March 31, 2005.

Pursuant to the “safe harbor” private offering exemption provided by Rule 506 of Regulation D under Section 4(2) and of the Securities Act of 1933, the Company issued 2,737,220 shares of its common stock (and certain registration rights) to an investment banker as retainer for certain corporate finance and investment banking services being provided pursuant to the corporate finance representation agreement between the parties entered into in May 2005. The agreement is for a period of one year, which shall be extended to two years upon completion of a successful financing. In the event of a consummated transaction, the Company will pay the investment banker fees ranging from 2% to 8% of amounts raised and issue to thed investment banker varying amounts of securities issued in the financing, depending of the type of securities and nature of transaction. The shares were valued at $246,350 based on a $.09 quoted trade price on the grant date. The $246,350 is being deferred and amortized over the 1-year agreement term, The Company recognized $41,058 of expense as of June 30, 2005.

During the three months ended June 30, 2005, the Company issued 3,500,000 shares of stock, valued at $305,000, based on a $0.08 to $0.09 market price of stock on dates of issuance, to a related party for prepaid legal services, which was recorded as a deferred stock-based consulting component of stockholders’ deficit. Proceeds from the sale of such shares by the legal service provider are credited against accounts payable recorded and due the provider with a corresponding credit to deferred expenses.

The company issued an additional 6,237,220 shares, valued at $541,350, based on a $0.08 to $0.09 market price of stock on dates of grant, to other consultants for services, of which approximately $256,000 has been expensed during the three months ended and $286,000 has been deferred under terms of agreements as deferred stock-based consulting, a component of stockholders’ deficit, at June 30, 2005.

As described in Note 3, during the six months ended June 30, 2005, the Company issued shares of its common stock upon conversion of certain notes payable, and issued certain convertible notes payable, which resulted in recording additional paid-in capital due to beneficial conversion features.

Stock Options - The Company has adopted an incentive stock option plan (the “Plan”) under which options granted are intended to qualify as “incentive stock options’ under Section 422A of the Internal Revenue Code of 1986, as amended. Pursuant to the Plan, options to purchase up to 275 shares of the Company’s common stock may be granted to employees of the Company. The Plan is administered by the Board of Directors which is empowered to determine the terms and conditions of each option subject to the limitation that the exercise price can not be less than market value of the common stock on the date of grant (110% of the market value in the case of options granted to an employee who owns 10% or more of the Company’s outstanding common stock) and no option can have a term in excess of 10 years (5 years in the case of options granted to an employee who owns 10% or more of the Company’s outstanding common stock). As of June 30, 2005, no Plan options have been granted.

2005 Stock Plan - Effective pursuant to resolution of the Board of Directors January 27, 2005 adopted a 2005 Stock Plan to provide a source for the issuance of common stock of ITec in connection with compensatory programs sponsored by the Company and any other circumstances deemed by the Board of Directors as such a special situation. The number of shares available for granting awards under the Plan shall be 15,000,000 shares. The Plan is eligible to any employee of the Company, any individual who is a member of the board of directors of the Company or any individual performing services for the Company as a Non-employee Contractor and any individual who has accepted an offer of employment with the Company. Unless the Board of Directors determines otherwise, shares of non-vested Stock awarded to a Participant will be forfeited if the Participant terminates employment or service for any reason other than death, disability, retirement of involuntary termination.

In May 2001, the Company adopted the 2001 Stock Plan which covers the issuance of up to 6,060 shares of common stock either directly or pursuant to options to eligible employees, directors, officers of and consultants and advisors of the Company. The Company filed a registration statement on Form S-8 with the Securities and Exchange Commission to register the shares covered under this Plan.

In May 2002, the Company established the 2002 Stock Plan which covers issuance of 12,121 shares of common stock either directly or pursuant to options to eligible employees, directors, officers of and consultants and advisors of the Company. The Company filed a registration statement on Form S-8 with the Securities and Exchange Commission to register the shares covered under this Plan.

In November 2002, the Company established the ITec Environmental Group, Inc., 2002 Stock Plan which covers the issuance of 24,242 shares of common stock either directly or pursuant to options to eligible employees, directors, officers of and consultants and advisors of the Company. The Company filed a registration statement on Form S-8 with the Securities and Exchange Commission to register the shares covered under the Plan. In 2002, the Company issued 24,242 shares under the terms of this Plan.

In March 2003, the Company established the 2003 Stock Plan which covers the issuance of 121,212 shares of common stock either directly or pursuant to options to eligible employees, directors, officers of and consultants and advisors of the Company. The Company filed a registration statement on Form S-8 with the Securities and Exchange Commission to register the shares covered under the Plan. In 2003, the Company issued warrants convertible into 1,212 shares of common stock under this plan to employees and consultants. The warrants have an exercise price of $6.60 per share. In 2003, the Company issued 60,845 shares under this plan.

Issuance of Warrants - In February 2005, the Company issued to its CEO fully-vested, five-year warrants to purchase 2,457,370 shares of common stock at an exercise price of $0.06 per share. The warrants were valued at $172,106 which was expensed as compensation, legal and consulting expense.

In April 2005, the Company issued fully-vested, five-year warrants to purchase 4,750,000 shares of common stock at an exercise price of $0.06 per share. The company recorded compensation expense of $522,250 related to these issuances. In June 2005, the Company issued fully-vested, five-year warrants to purchase 2,100,000 shares of common stock at exercise prices of $.05 for 100,000, $.09 for 500,000, $.10 for 1,000,000 and $.045 for 500,000. The warrants were valued at $149,700 which was expensed as consulting fees.

Options and warrants are granted have been at prices that are equal to, or more or less than the current fair value of the Company’s common stock at the date of grant. The Company records compensation expense on options granted based on fair value using the Black-Scholes method. The vesting period is determined by the Board of Directors. All warrants granted to date are immediately vested and there were no defined terms for any underlying services. Therefore they were expensed at the grant date. All warrants issued have cash-less exercise rights.

The fair value of these warrants was estimated during the six months ended June 30, 2005 using the Black-Scholes option-pricing model with the following weighted-average assumptions: a dividend yield of 0%; expected volatility of 427%; risk-free interest rates of 3.6 to 4.05%; and expected life of 5 years. The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options, which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company's employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its stock options. The weighted-average fair value of options and warrants granted during the six months ended June 30, 2005 was $0.10.

The following summarizes stock options and warrants outstanding, all of which are exercisable, at June 30, 2005:

		Weighted average
	Options and	remaining contractual	Weighted average
	warrants	life in years	exercise price

Stock options	12,121	2.3	$29.70
Warrants	9,307,370	4.7	0.06
		9,319,491

The following summarizes the Company's stock option and warrants activity during the six months ended June 30, 2005:

	Options and	Weighted average
	warrants	exercise price

Outstanding at December 31, 2004	12,121	$29.70

Granted		9,307,370 0.06

Outstanding at June 30, 2005	9,319,491	$0.10

Note 5.  Related Party Transactions

In July 2000, the Company's Board of Directors approved and authorized the Company to make a loan of $250,000 to the Company's Chief Executive Officer. The loan, according to the minutes of the Board meeting, is interest only for ten years with the total principal due at the end of ten years. As of June 30, 2005, a balance of $147,973 was due.

In 2004, the Company received advances totaling $50,000 from its Chief Financial Officer primarily to accommodate the working capital needs of the Company. Such advances are unsecured, bear interest at 10% and are due on demand. In June 2005, $25,000 was repaid.

In 2004, the Company received advances totaling $76,100 from its Chief Executive Officer primarily to accommodate the working capital needs of the Company. Such advances are unsecured, bear interest at 10% and are due on demand. In June 2005, $20,500 was repaid.

During the three months ended March 31, 2005 and June 30, 2005, the Company issued 5,000,000 and 3,500,000 shares of its common stock to a shareholder, who has a greater than 10% ownership interest, for prepaid legal services, which were recorded as deferred stock-based consulting at their estimated fair value of $845,000 and $305,000, respectively to be recognized as discussed in Note 4. At June 30, 2005, amounts due this shareholder of $460,706 are included in accounts payable - related party.

 Note 6. Subsequent Events

In July 2005, the Company issued for cash a 10% note payable for $250,000 due in October 2005, and convertible into shares of Company common stock at a per share price of $0.028. The beneficial conversion feature on the conversion price being less than the $0.07 market price was recorded at $250,000, the maximum to be recorded, as an increase in additional paid-in capital and as a debt discount to be amortized to interest expense over the term of the note.

In July 2005, the Company issued for cash a 10% note payable for $30,000 due in October 2005, and convertible into shares of Company common stock at a per share price of $0.035. The beneficial conversion feature on the conversion price being less than the $0.09 market price was recorded at $30,000, the maximum to be recorded, as an increase in additional paid-in capital and as a debt discount to be amortized to interest expense over the term of the note.

In February 2004, ITec executed an agreement with Cornell Capital Partners, LP (“Cornell”) whereby the Company issued a 24% note payable for $500,000. The Company put in an escrow with a law firm 303,030 shares of the Company’s common stock (“escrowed shares”) and twenty (20) advance notices of not less than $25,000 each. The law firm released these advance notices to the holder every seven (7) calendar days commencing April 5, 2004, all of which were released. At the option of the note holder, interest is payable either by Company common stock or cash. During the three months ended March 31, 2005, the Company issued an additional 3,000,000 shares of common stock to Cornell for services provided and to be provided. At June 30, 2005, the recorded balance of notes payable to Cornell was approximately $206,000 in principal and $56,000 in accrued interest. In July 2005, the Company entered into a settlement and release agreement with Cornell pursuant to which, among other things, the Company paid Cornell $90,353 and received 1,342,692 shares of it’s common stock back from escrow, which were the remaining amount of the 3,000,000 shares issued to Cornell during the three months ended March 31, 2005, all amounts due and payable between the companies were considered fully-settled, and the note payable and agreement were cancelled and terminated. In connection with this settlement, the Company expects to record a gain on forgiveness of debt of approximately $300,000 during the three months ending September 30, 2005, which includes a decrease in additional paid-in capital of approximately $130,000, the fair value of shares cancelled.

Financing Commitment - On August 12, 2005, the Company announced that The Elevation Fund, LLC has committed to ITec and deposited funds sufficient to enable the Company to begin construction on and ordering equipment for its Environmental System Plant, and to begin drawing on the $2,000,000 “matching funds” loan from the California Integrated Waste Management Board Recyling Market Development Zone Loan program. The Company expects to break escrow on The Elevation Fund loan within the next week and complete initial construction of its first Eco2 Environmental System Plant within the next 60 days.

ITec recently began ordering equipment towards completing production of the Eco2 Environmental System Plant. The CIWMB has informed Itec that CIWMB is prepared to distribute from escrow the initial disbursement of the $2,000,000 loan upon receipt and approval of equipment invoices, seventy-five percent (75%) of each invoice to be paid from CIWMB loan funds, with the remaining twenty-five percent (25%) coming from Itec's working capital, including The Elevation Fund commitment.

Proposed Merger - In May 2005, the Company and its wholly owned subsidiary, Itec Acquisitions, Inc., a Delaware corporation (“Merger Sub”) and Rose Waste Systems, Inc., a California corporation (“Rose Waste”) entered into an Agreement and Plan of Merger (the “Agreement”) pursuant to which, at the Effective Time, (i) Merger Sub will merge with and into Rose Waste, Rose Waste will be the Surviving Corporation and the separate existence of Merger Sub will thereupon cease; (ii) each share of common stock of Merger Sub outstanding immediately prior to the Effective Time will convert into one (1) share of common stock of the Surviving Corporation; and (iii) each share of Rose Waste Common Stock outstanding immediately prior to the Effective Time will be converted and Itec will issue to George Gitschel, Rose Waste’s sole shareholder, 4,000,000 fully paid and nonassessable shares of Itec Common Stock, subject to certain adjustments (the “Merger Shares”). Further, the Merger Shares carry piggy-back registration rights. Consummation of the merger is conditional upon completion of certain closing conditions including, but not limited to, (a) ITec shall have received (i) no less than $3,000,000 pursuant to the offering of its securities, and (ii) the $2,000,000 loan from the CIWMB of the State of California (the “Financing”) within the one hundred and fifty (150) day period following the Effective Time, (b) George Gitschel shall have executed an Employment Agreement which shall be agreeable to both ITec and Mr. Gitschel, (c) George Gitschel and ITec shall have executed and delivered (a) the Pledge Agreement and (b) a Letter Agreement acceptable to them in their absolute discretion regarding Itec’s obligations (i) to maintain George Gitschel as a director and officer of Itec and the Surviving Corporation (ii) to support financially, operationally and administratively the Surviving Corporation as a separate entity, (iii) to permit Rose Waste to pay or distribute to George Gitschel as and when he elects Rose Waste cash equal to any unpaid profit of Rose Waste as of the Closing Date, and (iv) to permit Rose Waste to sell at cost to George Gitschel certain investments in other companies made by Rose Waste and not germane to its business (“Letter Agreement”), (d) Itec shall have adopted the New Itec Option Plan which shall be agreeable to both Itec and Mr. Gitschel, (e) Mr. George Gitschel shall be satisfied, in his sole and absolute discretion, with his due diligence review (including that of his professional advisors) of Itec including, but not limited to, their examination of the balance sheets, the patents licensed by Itec and the agreements relating thereto and the tax returns of Itec, and (f) Mr. George Gitschel shall have been appointed the Vice President of Business Development and to the Board of Directors of Itec and the Surviving Corporation.

Pending completion of the closing conditions set forth above, the merger consideration from Rose Waste will be held in escrow. Further, In the event (i) of a Bankruptcy, (ii) the terms of George Gitschel’s Employment Agreement with Itec, the Pledge Agreement or the Letter Agreement are violated, or (iii) the Financing is not completed on or before one hundred and fifty (150) days after the Effective Time, George Gitschel shall have the right to return the Merger Shares in exchange for all of the Rose Waste Common Stock as provided in the Pledge Agreement, thereby regaining control of Rose Waste.

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

We had revenue of $0 for the three and six months ended June 30, 2005, compared with $0 and $1,750 for the three and six month periods ended June 30, 2004. The nominal amount of revenue in 2004 and $0 in 2005 was a result of the change in business strategy from the marketing of equipment and licensing of the System technology, to building our own plant for the recycling of plastic. This change in business strategy required our management to focus their efforts on raising capital of approximately $7 million to fund our revised business strategy. We are a development stage company and accordingly have not as yet begun generating operational revenues.

Total operating expenses for the three and six month periods ended June 30, 2005, were $2,017,438 and $3,117,676, representing increases of $1,589,852 and $2,414,230, from the comparable periods in 2004. Increases in 2004 primarily were attributable to increases in legal and consulting fees for corporate financing and capital raising efforts, and to a lesser extent, increases in payroll. These increases were directly related to consultants, both legal and strategic business consultants, who have assisted us in our recapitalization efforts. Consulting and legal fees were approximately $1,503,000 and $2,265,000 during the three and six month periods ended June 30, 2005, respectively. Additionally, we granted fully-vested warrants to our Chief Executive Officer and Chief Financial Officer for their continued efforts in developing our business objectives. Pursuant to guidelines of SFAS 123R, we recorded the fair value of the warrants granted as compensation expense. All remaining payroll expenses represent payroll accruals for these same executive officers who are continuing to provide services without receiving cash remuneration.

The Company recorded net interest expense of $101,338 and $116,390 for the three and six month periods ended June 30, 2005, respectively, as compared to $137,136 and $202,240 for the three and six month periods ended June 30, 2004. Decreases are primarily attributed to the reduction of debt through the conversion of debt to equity, which was accomplished in the 4th quarter of fiscal year 2004.

Net loss increased for the three and six month periods ended June 30, 2005 to $2,274,916 and $3,390,979, compared with $532,371 and $872,385 for the three and six month periods ended June 30, 2004, respectively, is due primarily to increased consulting and professional fees and other operating expenses as described above.

At June 30, 2005, the Company has substantial net operating loss carry-forwards available to offset future income taxes which expire through 2024.  Realization is dependent on generating sufficient taxable income prior to expiration of the loss carry-forwards.  A change of greater than 50% of the Company ownership could significantly reduce the availability of these tax credits.  The Company continues to provide a full valuation allowance to reduce its net deferred tax asset to zero, inasmuch as Company management has not determined that realization of deferred tax assets is more likely than not.

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

At June 30, 2005, we had a working capital deficit of $2,379,556, compared to a working capital deficit of $1,627,957 at December 31, 2004.  The increase is primarily attributed to increases in accounts payable and accrued liabilities, including officer’s salaries.

As of June 30, 2005, we had total assets of $2,403,759 and a total shareholders’ deficit of $2,554,262, compared with total assets of $423,149 and total stockholder's deficit of $1,906,260 at December 31, 2004. Total assets increased due to the receipt of the $2,000,000 equipment acquisition/matching funds loan from the California Waste Management Board (CIWMB). Those funds are being held in an escrow account for release upon presentation of equipment purchase invoices.

For the six months ended June 30, 2005, cash used by operating activities increased to $242,677, which was financed through borrowings. For the six months ended June 30, 2004, cash used by operating activities was $500,125, which was also financed through borrowings. For the six months ended June 30, 2005, we received $306,000 in proceeds from new notes payable.  For the comparable period in 2004, we had an increase in notes payable of $500,000.

During the six months ended June 30, 2005, the Company issued an additional 8,500,000 shares to its attorney, who is a greater than 10% shareholder, having a market value of approximately $1,150,000. The purpose of the issuances of the shares was to pay for current and future fees for strategic business consulting and legal services rendered and to be rendered relating to the equity restructuring of the company and recapitalization efforts. The issuance of these shares was necessary to secure the services of legal counsel as we continue our efforts to obtain additional capital.

Off-Balance Sheet Arrangements

We do not have any off balance sheet arrangements that have or are likely to have a material current or future effect on the Company's financial condition, or changes in financial condition, liquidity or capital resources or expenditures.

We do not have sufficient cash or other financing available for the next twelve (12) months but we are in the process of raising funds. We expect to have sufficient cash or other financing available to satisfy our needs for the twelve (12) months ending June 30, 2006. There is no guarantee, however, that efforts will result in ITec raising sufficient capital or any capital or additional financing.

Our plan for the next twelve (12) months is opening a plastic recycling plant in Stanislaus County, California. We have signed a five (5) year lease on a building and have moved all equipment necessary for the plastic recycling pilot plant to our new plant in Riverbank, California. The recycling pilot plant opened for operations in June 2003 and was located in Oakdale, California.

The rent default on the lease for the plant in Riverbank, California, has been restructured and payments under the new agreement are current. This lease is for a 58,000 square foot, steel frame building in a heavy industrial complex and includes an additional 3500 square feet of office space. All infrastructures, including rail-sidings are in place. Installation of equipment will take approximately three (3) months with the first testing of Systems in November 2005. After completing the testing of the System, the start-up operational phase will take an additional two (2) months. Employment would ramp up with the new recycling plant, starting with four (4) new employees, and then adding an additional forty-four (44) employees.

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

Equity

In the first six months of 2005, the Company issued approximately 16,686,000 shares of common stock for consulting and legal services rendered and to be rendered. These issuances continue to reflect our efforts to obtain necessary services that we need at a time when cash resources are limited for these services. We are optimistic that our recent agreements signed with Brean, Murray & Company, Inc., an investment banking firm in New York will assist us to obtain needed capital.

Also during the first six months, the Company issued approximately 4,500,000 warrants to purchase Company common stock for $0.06 per share, to Gary De Laurentiis, our CEO, and 250,000 warrants to Frederick W Smith, our CFO, in recognition of their continuing efforts on behalf the Company. We recognized compensation expense of approximately $468,000 related to these grants. We also issued additional warrants exercisable for approximately 4,600,000 shares of common stock to directors of the Company and consultants.

Item 3. Controls and Procedures

Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(b) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures are effective. There were no changes in our internal control over financial reporting during the quarter ended June 30, 2005 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

None

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3.  Defaults Upon Senior Securities

None

Item 4.  Submission of matters to a Vote of Securities Holders

None

Item 5.  Other Information

None

Item 6.  Exhibits

Exhibit No.	Description

3.1(i)	Amendment to Restated Certificate of Incorporation

3.2(i)	Restated Certificate of Incorporation

3.3(i)	Certificate of Incorporation

3.4(ii)	Bylaws

10.1	Business Loan Agreement with the California Integrated Waste Management Board

10.2	Promissory Note with the California Integrated Waste Management Board

10.3	Commercial Security Agreement with the California Integrated Waste Management Board

10.4	Commercial Guarantee with the California Integrated Waste Management Board

10.5	Amendment No. 3 to Patent License Agreement with Honeywell

31.1	Certification of CEO pursuant to Section 302 of the Sarbanes-Oxley Act

31.2	Certification of CFO pursuant to Section 302 of the Sarbanes-Oxley Act

32	Certification of CEO and CFO pursuant to Section 906 of the Sarbanes-Oxley Act

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

ITEC ENVIRONMENTAL GROUP, INC.

August 15, 2005                            /s/ Gary M. De Laurentiis
     Gary M. De Laurentiis
     Chairman & Chief Executive Officer

August 15, 2005                                   /s/ Gary M. De Laurentiis
     Gary M. De Laurentiis
     Chairman & Chief Executive Officer
     (Principal Executive Officer)

August 15, 2005                                   /s/ Frederick Smith, Jr.
     Frederick Smith, Jr.
     Chief Financial Officer
     (Principal Financial Officer)

EXHIBIT INDEX

3.1(i)	Amendment to Restated Certificate of Incorporation*

3.2(i)	Restated Certificate of Incorporation*

3.3(i)	Certificate of Incorporation*

3.4(ii)	Bylaws*

10.1	Business Loan Agreement with the California Integrated Waste Management Board Attached

10.2	Promissory Note with the California Integrated Waste Management Board Attached

10.3	Commercial Security Agreement with the California Integrated Waste Management Board Attached

10.4	Commercial Guarantee with the California Integrated Waste Management Board Attached

10.5	Amendment No. 3 to Patent License Agreement with Honeywell

31.1	Certification of CEO pursuant to Section 302 of the Sarbanes-Oxley Act Attached

31.2	Certification of CFO pursuant to Section 302 of the Sarbanes-Oxley Act Attached

32	Certification of CEO and CFO pursuant to Section 906 of the Sarbanes-Oxley Act Attached

* Previously filed