Form 10QSB
period 2005-09-30
ITEC ENVIRONMENTAL GROUP INC
filed 2005-11-15
CIK 855372

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE
SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2005

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
Yes [X ] No [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)
Yes [ ] No [X ]

The number of shares of the Company's common stock outstanding on November 13, 2005: 48,153,937

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
A Development Stage Company
Condensed Consolidated Balance Sheet
(Unaudited)

September 30, 2005
Current assets
Cash and cash equivalents	$144,269
Restricted cash held in escrow	1,289,192
Inventory	46,800
Prepaid expenses and other current assets	57,824
Total current assets	1,538,085

Property and equipment, net	1,427,103
Notes receivable - officer	147,973
Deferred debt issue costs	231,666
Deposits	34,034

Total assets	$3,378,861

Current liabilities
Accounts payable	$614,149
Accounts payable - related party	394,960
Accrued payroll and related	666,288
Accrued liabilities - officer	132,125
Accrued liabilities	372,508
Current portion of capital lease obligations	15,556
Notes payable, net of debt discount of $688,390	1,019,610
Notes payable - officer	14,600
Total current liabilities	3,229,796
Non-current liabilities
Notes payable - Italian investors	353,980
Capital lease obligations, net of current portion	13,795
Deferred revenues	125,000
Notes payable to California Integrated Waste Management Board, net of discount of $9,250	1,990,250
Total non-current liabilities	2,483,025

Total liabilities	5,712,821

Commitments and contingencies

Stockholders' Deficit

Preferred stock, $0.001 par value, 10,000,000 shares authorized , none issued and outstanding	-

Common stock, $0.001 par value, 750,000,000 shares authorized, 39,232,977 shares issued and outstanding	39,235
Common stock issuable, 769,655 shares	770
Additional paid-in capital	16,048,892
Deferred stock-based consulting	(613,765)
Accumulated deficit during the development stage	(17,809,092)
Total stockholders' deficit	(2,333,960)

Total liabilities and stockholders' deficit	$3,378,861

See accompanying notes to condensed consolidated financial statements.

ITEC Environmental Group, Inc. and subsidiary
A Development Stage Company
Condensed Consolidated Statements of Operations
(Unaudited)

	Three months ended September 30,		Nine months ended September 30,		Inception (March 28, 2000) to-date through September 30,
	2005	2004	2005	2004	2005
Revenue	$-	$-	$-	$1,750	$494,387
Cost of goods sold	-	-	-	-	295,977
Gross profit	-	-		1,750	198,410
Operating expenses
Plant expenses	19,842	8,772	24,993	31,889	202,976
Payroll	95,570	30,621	681,886	255,703	2,818,056
Consulting and legal fees	2,742,316	424,431	5,007,208	681,033	10,007,280
Research and development	-	50,000	-	62,000	177,490
General and administrative	269,976	34,241	506,729	188,450	2,809,397
Depreciation and amortization	9,782	16,205	34,346	48,641	190,461
Total operating expenses	3,137,486	564,270	6,255,162	1,267,716	16,205,660

Loss from operations before interest	(3,137,486)	(564,270)	(6,255,162)	(1,265,966)	(16,007,250)
Other expense (income)
Interest expense	1,150,126	40,108	1,266,516	242,348	1,951,124
Loss on conversion of notes payable for stock	359,724	-	515,864	-	515,864
Gain on extinguishment of debt	(292,389)	-	(292,389)	-	(926,600)
Other expense (income)	-	(27,332)	(27)	(58,883)	254,040
Total other expense	1,217,461	12,776	1,489,964	183,465	1,794,428

Net loss before income taxes	(4,354,947)	(577,046)	(7,745,126)	(1,449,431)	(17,801,678)
Provision for income taxes	1,664	-	2,464	-	7,414

Net loss	$(4,356,611)	$(577,046)	$(7,747,590)	$(1,449,431)	$(17,809,092)

Basic and diluted net loss per share	$(0.12)	$(0.48)	$(0.33)	$(1.61)	$(4.58)

Weighted average shares used in computing net loss per share	36,545,559	1,210,109	23,779,468	898,508	3,885,198

See accompanying notes to condensed consolidated financial statements.

ITEC Environmental Group, Inc. and subsidiary
A Development Stage Company
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Nine months ended September 30,		Inception (March 28,2000) to-date through September 30,
	2005	2004	2005
Cash flows from operating activities:
Net loss	$(7,747,590)	$(1,449,431)	$(17,809,092)
Adjustments to reconcile net loss to net cash
used by operating activities:
Depreciation	29,346	41,141	140,462
Amortization	5,250	7,500	50,250
Gain on extinguishment of debt	(292,390)	-	(926,601)
Loss on conversion of debt for common stock	515,864	-	515,864
Issuance of common stock for services	2,943,007	366,356	6,501,055
Issuance of common stock for compensation	-	55,500	312,500
Issuance of warrants for compensation	978,966	1,000	978,966
Warrant issue costs	-	-	6,000
Amortization of deferred fees	1,177,418	-	1,177,418
Amortization of debt issue costs and discount	762,025	190,000	762,025
Changes in operating assets and liabilities:
Accounts receivable	-	(28,352)	-
Inventory	(46,800)	-	(46,800)
Prepaid expenses and deposits	(20,648)	(107,748)	(74,607)
Accounts payable	364,754	218,153	1,294,608
Accrued liabilities	405,985	228,854	1,392,163
Deferred revenue	(75,001)	-	400,189
Other	-	(4,800)	(17,248)
Net cash used by operating activities	(999,814)	(481,827)	(5,342,848)
Cash flows from investing activities:
Purchase of property, plant & equipment	(1,262,849)	-	(1,518,537)
Purchase of license fees	-	-	(50,000)
Advances made on notes receivable from officer	-	-	(147,973)
Net cash used by investing activities	(1,262,849)	-	(1,716,510)
Cash flows from financing activities:
Proceeds from CIWMB notes payable		-
Cash draws from restricted escrow funds	700,808	-	700,808
Principal payments on capital lease obligations	(4,691)	(6,887)	(19,682)
Proceeds from sale of common stock	-	-	1,821,494
Proceeds from issuance of notes payable	1,907,302	527,700	4,953,860
Payments on notes payable	(90,353)		(141,353)
Payments on notes payable - officers	(111,500)	-	(111,500)
Net cash provided by financing activities	2,401,566	520,813	7,203,627

Net increase in cash and cash equivalents	138,903	38,986	144,269

Cash and cash equivalents, beginning of period	5,366	125	-

Cash and cash equivalents, end of period	$144,269	$39,111	$144,269

Supplemental disclosures of cash flow information:
Cash paid for interest	$35,111	$-	$35,111
Cash paid for income taxes	$2,464	$1,600	$4,064
Non-cash investing and financing activities
Common stock issued for services	$-	$366,356	$757,345
Common stock issued for compensation	$-	$55,500	$240,500
Common stock issued for debt conversion	$143,402	$114,745	$3,234,810
Common stock issued for future legal fees	$-	$-	$1,177,418
Warrants issuance	$-	$1,000	$-
Restricted cash loan proceeds	$1,990,000	$-	$1,990,000
Debt discounts	$1,484,881	$-	$1,484,881
Deferred stock based consulting	$613,765	$-	$613,765
Debt issue costs	$197,200	$-	$197,200

See accompanying notes to condensed consolidated financial statements.

ITEC Environmental Group, Inc. and Subsidiary
A Development-Stage Company
Notes to Condensed Consolidated Financial Statements
September 30, 2005
(Unaudited)

Note 1. Description of Business and Significant Accounting Policies

This summary of significant accounting policies of Itec Environmental Group, Inc. (f/k/a Beechport Capital Corp.), is presented to assist in understanding the Company’s condensed consolidated financial statements. The financial statements and notes are representations of the Company’s management and Board of Directors, who are responsible for their integrity and objectivity.

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

Itec Environmental Group, Inc. (“Itec” or the “Company”) was incorporated under the laws of the State of Delaware in March 2000. Itec was formed for the purpose of acquiring certain patented technology and the development of a worldwide market for its usage. The Company's subsidiary, ECO2 Environmental Systems, Inc. (“ECO2”), was incorporated under the laws of the State of Delaware in April 2000, and only activity to date has been registration of a trademark for ECO2. Unless the context indicates otherwise, all references herein to the Company include Itec, its predecessor, Beechport, and its wholly-owned subsidiary, ECO2. All intercompany transactions have been eliminated in these condensed consolidated financial statements.

The Company is a development stage entity and is primarily engaged in activities to become a worldwide supplier of oil and agricultural chemical container recycling equipment and related systems. The Company's business objective is to build on the foundation of the licensed patented technology, to develop proprietary recycling equipment, and to form strategic alliances to become a supplier of recycling equipment and operate plastic waste recycling plants. Itec's primary revenue source, the ECO2TM Environmental System, is a new cost-effective, environmentally sensitive technology for cleaning plastic contaminated by substances that make most types of plastic ineligible for traditional recycling programs. The Company's initial marketing of its technology was concentrated in Italy. The Company is currently marketing its technology in the United States and other countries. The initial focus of the Company’s research and development efforts is the generation of products for recycling of plastic waste. The Company has limited experience in manufacturing of recycling systems and operating plastic waste recycling plants. There can be no assurance that the Company will not encounter problems in marketing and selling its proprietary recycling systems.

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

The Company has commenced construction of its first recycling line at its Riverbank plant. Equipment necessary to achieve plant production of 3,000 pounds per hour has been ordered and payments to equipment suppliers began in August. The production line is approximately 60% complete and Company management expects to start testing the solvent washing and CO2 portions of the system soon with production starting in January 2006.

In June 2005, pursuant to terms of a 4.25% promissory note the Company received into an escrow account $1,990,000, after deduction of $10,000 for loan fees to the lender, from the California Integrated Waste Management Board (the “CIWMB”). The CIWMB makes low interest loans to local government agencies and private business entities within a Recycling Market Development Zone to increase diversion of nonhazardous solid waste from landfills and to promote market demand for secondary and post consumer materials. Approval for the loan was based on the Company’s projection to build its first Eco2 Environmental System Plant and to divert post consumer plastic bottles as a result of the loan. Borrowing of CIWMB funds requires, among other things, verification of matching funds, which will co-fund equipment purchases. As described in Note 4, in August 2005 the Company received a $600,000 investment and deposited funds sufficient to enable the Company to begin construction on and ordering equipment for its first Eco2 Environmental System Plant recycling plant.

As of September 30, 2005, the Company had purchased equipment and made deposits and other expenditures for its recycling plant of approximately $1,315,000, of which approximately $950,000 has been funded by CIWMB borrowing and $365,000 from new investment funds.

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

Basis of presentation and Going Concern - The accompanying condensed consolidated financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. The Company has incurred recurring losses from operations, cash used in operations and has a net working capital deficiency that raises substantial doubt about its ability to continue as a going concern. The Company incurred a net loss of $7,747,590 and cash used in operations of $999,816 during the nine months ended September 30, 2005, and, as of that date, had a working capital deficiency of $1,691,711 and total stockholders’ deficiency of $2,333,960 which includes accumulated losses from March 28, 2000 (inception) to September 30, 2005 of $17,809,092.

Company management intends to raise additional debt and/or equity financing to fund future operations and to provide additional working capital. However, there is no assurance that such financing will be obtained in sufficient amounts necessary to meet the Company’s needs. In view of these matters, continuation as a going concern is dependent upon the Company's ability to meet its financing requirements, raise additional capital, and the success of its future operations or completion of a successful business combination

The accompanying condensed consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that may result from the possible inability of the Company to continue as a going concern.

Interim financial statements - The accompanying unaudited interim condensed consolidated financial statements represent the financial activity of Itec and its subsidiary. The condensed consolidated financial statements for the interim periods ended September 30, 2005 and September 30, 2004, have been prepared in accordance with generally accepted accounting principles for interim financial information in the United States of America and in accordance with the instructions to Form 10-QSB and Rule 10-01 of Regulation S-X of the U.S. Securities and Exchange Commission. Accordingly, the condensed consolidated financial statements do not include all of the information and notes to financial statements required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Results of operations for interim periods are not necessarily indicative of results to be expected for the full fiscal year or for any future period. These interim condensed consolidated financial statements should be read in conjunction with the Company’s audited annual financial statements and related notes thereto, which are included in the Company’s December 31, 2004 Annual Report on Form 10-KSB.

Use of estimates in the preparation of financial statements The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates. The more significant accounting estimates inherent in the preparation of the Company's financial statements include estimates as to the valuation of equity related instruments issued, and valuation allowance for deferred income tax assets.

Cash equivalents - The Company considers deposits that can be redeemed on demand and investments that have original maturities of less than three months when purchased to be cash equivalents.

Restricted Cash in Escrow - In June 2005, the Company received cash from the California Integrated Waste Management Board pursuant to a $2,000,000 note payable, and in August 2005 received cash from an investor Fund pursuant to $600,000 notes payable. Funds received from these borrowings have been placed in escrow, with draws made by the Company upon satisfaction of certain conditions, including among others, presentation of invoices for purchases of authorized equipment to be financed. These funds have been classified as Restricted Cash in Escrow as they are not otherwise available for use by the Company.

Inventory - Inventory is comprised of raw materials and supplies to be utilized in the recycling process and is recorded at cost determined on a first-in first-out basis.

Assets held under capital leases - Assets held under capital leases are recorded at the lower of the net present value of the minimum lease payments or the fair value of the leased asset at the inception of the lease. Amortization expense is computed using the straight-line method over the shorter of the estimated useful lives of the assets or the period of the related lease.

Deferred revenue - Amounts billed or received in advance of when services are provided or products delivered are recorded as Deferred Revenue in the accompanying consolidated balance sheet.

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

Basic and diluted net earnings per share - Basic net earnings (loss) per common share is computed by dividing net earnings (loss) applicable to common shareholders by the weighted-average number of common shares outstanding during the period. Diluted net earnings (loss) per common share is determined using the weighted-average number of common shares outstanding during the period, adjusted for the dilutive effect of common stock equivalents, consisting of shares that might be issued upon exercise of common stock options, warrants or convertible promissory notes. In periods where losses are reported, the weighted-average number of common shares outstanding excludes common stock equivalents, because their inclusion would be anti-dilutive. Potentially dilutive securities include stock options and warrants, and convertible debt securities. Computations of net loss per share for the periods ended September 30, 2004, exclude 12,121 shares relating to common shares issuable upon exercise of outstanding warrants. Computations of net loss per share for the periods ended September 30, 2005, exclude 20,717,930 shares relating to common shares issuable upon exercise of outstanding warrants, and 18,914,945 shares relating to common shares issuable upon conversion of convertible notes payable. These common stock equivalents could have the effect of decreasing diluted income per share in future periods.

Concentrations - Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash equivalents, restricted cash held in escrow and trade accounts receivables. At times, amounts of cash or cash equivalents in U.S. financial institutions exceed amounts insured by agencies of the U.S. Government.

Development-stage company - The Company presents its condensed consolidated financial statements in accordance with SFAS No. 7 “Accounting and Reporting by Development Stage Enterprises”. This statement specifies the guidelines for identifying an enterprise in the development stage and the standards of financial accounting and reporting for such an enterprise, which includes among other things, presentation of inception to date consolidated statements of operations and of cash flows.

Reclassifications - Certain amounts in 2004 financial statements have been reclassified to conform with 2005 presentation.

 Recent accounting pronouncements - In December 2004, the Financial Accounting Standards Board (“FASB”) released a revision to Statement of Financial Accounting Standard (“SFAS”) No. 123, Accounting for Stock-Based Compensation (“FAS 123R”). FAS 123R addresses the accounting for share-based payment transactions in which an enterprise receives employee services in exchange for (a) equity instruments of the enterprise or (b) liabilities that are based on the fair value of the enterprise's equity instruments or that may be settled by the issuance of such equity instruments. The statement eliminates the ability to account for share-based compensation transactions using APB Opinion No. 25, Accounting for Stock Issued to Employees, and generally requires instead that such transactions be accounted for using a fair-value-based method. The Company adopted FAS 123R effective with the year beginning January 1, 2005. With the adoption of this new statement, the Company will recognize substantially more compensation expense than would have been recorded under APB 25.

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

Note 2. Technology License

Effective June 30, 2000, the Company entered into a five-year patent license agreement with Honeywell International, Inc. (Honeywell), whereby the Company obtained a non-exclusive, nontransferable worldwide license to practice the methods and to make, use, and sell, the products which are covered by the proprietary rights, limited to the field of use of separating and recovering motor oil from high density polyethylene plastic. Under the terms of the agreement, the Company agreed to pay a $50,000 non-refundable initial license fee and an additional minimum annual royalties commencing upon delivery of the first equipment to an Itec customer, of the greater of $50,000 or 5% of the gross sales of all products and or services sold in the United States and 3% of the products and or services sold in countries other than the United States. The initial license fee of $50,000 is not creditable toward the minimum annual royalty and was payable in three equal installments. This license agreement automatically renews for additional one-year period after the end of the initial five-year term unless written notice is given by either party of its intent to terminate the agreement. Honeywell may terminate this agreement in the event of a bankruptcy filing or insolvency of the Company, an assignment for the benefit of creditors of the Company, the nationalization of the industry which encompasses any products or services, any suspension of payments under the terms of the agreement by government regulation, the Company's failure to commence manufacture, a substantial change in ownership of the Company (whether resulting from merger, acquisition, consolidation or otherwise), another company or person acquiring control of the Company, or the existence of a state of war between the United States and any country where the Company has a license to manufacture products or provide services. In addition, if either party to the agreement defaults for any reason in any of the obligations under the terms of the agreement, the other party will have the right to terminate the agreement by giving at least 60 days’ written notice. Among other things, pursuant to terms of the agreement here are no rights to sub-license granted and require the Company to observe all applicable United States and foreign laws, regulations, rules, and decrees with respect to the transfer of the proprietary rights and related technical data to foreign countries and failure to conform to such laws, regulations, rules and decrees may result in criminal liability. In July 2005, the Company and Honeywell amended certain terms of the license agreement, which, among other things, extended the agreement for an additional five years, with provisions for automatic one year renewals. Under this amended Agreement, the Company must pay minimum royalty amount of $50,000 for Year 1; $100,000 for Year 2; $200,000 for Year 3 and $300,000 for Year 4 and thereafter.

The $50,000 license fee was recorded as an intangible asset and amortized over the initial five year term on a straight-line basis. Accumulated amortization at September 30, 2005 was $50,000, and the net book value was $0.

Note 3.  Notes Payable

Pursuant to terms of Business Loan Agreement, Security Agreements, and $2,000,000 Promissory Note with the California Integrated Waste Management Board (“CIWMB”), in June 2005, the Company received into an escrow account $1,990,000, after deduction of $10,000 for loan fees paid to CIWMB. The loan fee is recorded as a debt discount to be amortized over the 10-year loan term. A portion of loan funds in the amount of $80,000 is reserved for interest payments on the note. Approval for the loan was based on the Company’s projection to build its first Eco2 Environmental System Plant and to divert 15,000 tons of post consumer plastic bottles annually as a result of the loan. The promissory note bears interest at 4.25% per annum, with interest only monthly payments during the first year, commencing in June, and then principal and interest monthly payments of $22,548 starting July 1, 2006 until fully paid in May 2015. The promissory note is collateralized by equipment to be purchased for the recycling plant, a secondary security interest in all other machinery and equipment and other Company assets, and is guaranteed by the Company’s Chief Executive Officer. The Company is permitted to make draws from cash in escrow upon meeting certain conditions, including presentation of equipment invoices, with 75% of each invoice to be paid from the CIWMB loan funds, with the remaining 25% being paid from the Company’s working capital.

In January 2005, the Company issued for cash a 10% note payable for $50,000 due in July 2005. The proceeds were used for working capital. In June 2005, the Company issued 2,576,750 shares of its common stock upon conversion of the note payable. The Company recorded the excess of estimated fair value of the shares issued (based on the $0.115 per share quoted market price on the conversion date) of $156,140 as an increase in additional paid-in capital and as a loss on conversion of notes payable for common stock.

In April 2005, the Company issued for cash a 10% note payable for $60,000 due in June 2005, and convertible into shares of Company common stock at a per share price of approximately $0.02. The beneficial conversion feature on the conversion price being less than the $0.115 market price was recorded at $60,000, the maximum to be recorded, as an increase in additional paid-in capital and as a debt discount to be amortized to interest expense over the term of the note. In June 2005, the note was converted into 3,029,100 shares of Company common stock in accordance with conversion terms. The full amount of the $60,000 debt discount has been amortized to interest expense as of September 30, 2005.

In June 2005, the Company borrowed $33,400 on a short-term borrowing arrangement. The proceeds were used for working capital. In August 2005, the Company issued 1,708,472 shares of its common stock upon conversion of the note payable. The Company recorded the excess of estimated fair value of the shares issued (based on the $.23 per share quoted market price on the conversion date) of $359,724 as an increase in additional paid-in capital and as a loss on conversion of notes payable for common stock.

In June 2005, the Company issued for cash a 10% note payable for $128,000 due in October 2005, and convertible into shares of Company common stock at the lesser of 50% of the quoted trade price on the conversion date or $0.045 per share. The beneficial conversion feature on the conversion price being less than the $0.087 market price was recorded at $128,000, the maximum to be recorded, as an increase in additional paid-in capital and as a debt discount to be amortized to interest expense over the term of the note. Through September 30, 2005, $121,653 of the debt discount has been amortized to interest expense.

In July 2005, the Company issued for cash a 10% note payable for $250,000 due in October 2005, and convertible into shares of Company common stock at the lesser of 50% of the quoted trade price on the conversion date or $0.028 per share. The beneficial conversion feature on the conversion price being less than the $0.07 market price was recorded at $250,000, the maximum to be recorded, as an increase in additional paid-in capital and as a debt discount to be amortized to interest expense over the term of the note. Through September 30, 2005, $191,667 of the debt discount has been amortized to interest expense.

In July 2005, the Company issued for cash a 10% note payable for $30,000 due in October 2005, and convertible into shares of Company common stock at the lesser of 50% of the quoted trade price on the conversion date of $0.035 per share. In addition, the Company issued to the lender warrants to purchase 300,000 shares of its common stock at a per share price of $0.25 per share. The beneficial conversion feature (BCF) on the conversion price and on the warrants exercise price being less than the $0.09 market price was recorded at $30,000 ($11,818 and $18,182 allocated to the warrants and BCF, respectively, the maximum to be recorded, as an increase in additional paid-in capital and as a debt discount to be amortized to interest expense over the term of the note. Through September 30, 2005, $20,250 of the debt discount has been amortized to interest expense.

In August 2005, the Company received from The Elevation Fund, LLC (“The Elevation Fund”) cash of $600,000 in consideration for (i) a $600,000 promissory note, bearing interest at the greater of prime plus 5% or 10.75% (18% if there is an event of default) and due in 90 days or earlier in certain circumstances (the “Bridge Notes”), and (ii) cashless exercise warrants to purchase 8,500,000 shares of the Company’s common stock at an exercise price of $0.001 per share, immediately exercisable for ten years (the “Bridge Warrants”). The warrant value was recorded at $351,724, the proportionate portion of the value of the warrant using a Black-Scholes option pricing method to the total of the warrant value and face amount of the note, as an increase in additional paid-in capital and as a debt discount to be amortized to interest expense over the term of the note. Through September 30, 2005, $234,483 of the debt discount has been amortized to interest expense. The $20,000 origination fee paid directly to the lender was also deferred as a debt discount and is being amortized to interest expense. The bridge notes are collateralized by a second position lien in all Company equipment and a blanket lien on all other assets.

Additionally in August 2005, the Company received from another investor cash of $100,000 inconsideration for (i) a $100,000 Bridge Note, and (ii) Bridge Warrants for 1,418,439 shares of Company common stock. The warrant value was recorded at $65,156 as an increase in additional paid-in capital and as a debt discount to be amortized to interest expense over the term of the note. Through September 30, 2005, $43,437 of the debt discount has been amortized to interest expense.

Bridge Notes are convertible in whole or in part into securities offered by the Company in its $7.5 million private placement offering of Senior Cumulative Debentures and Warrants (the “Private Placement”) on the same terms as such securities are sold to the other investors in the Private Placement, and in this regard the Company has granted the lender the right to invest up to the Bridge Notes amount on the same terms as are offered to other investors in the Private Placement. The Company has agreed to prepare and, as soon as practicable, but in no event later than 75 days following the closing date of the Private Placement (the “Filing Deadline”), file with the Securities and Exchange Commission (the “SEC”) a registration statement on Form SB-2 covering the resale of all shares of common stock underlying the Bridge Warrants, and has further agreed to use its reasonable best efforts to have such registration statement declared effective by the SEC as soon as practicable, but in no event later than the date which is 180 days following the closing date of the Private Placement (the “Effectiveness Deadline”). In the event the registration statement required to be filed is not filed by the Filing Deadline, the Company shall issue to the lender additional cashless warrants to purchase shares of the Company’s common stock (“Additional Warrants”) in an amount equal to 10% of the number of shares underlying the Bridge Warrant issued to the lender for each 30 day period (or a portion thereof) during which time such registration statement has not been filed with the SEC, which Additional Warrants shall be issued on the first day of each 30 day period commencing on the Filing Deadline. In addition, in the event the registration statement required to be filed is not declared effective by the SEC by the Effectiveness Deadline, the Company shall issue to the Lender Additional Warrants in an amount equal to 10% of the number of shares underlying the Warrant issued to the Lender for each 30 day period (or portion thereof) during which time such registration statement has not been declared effective by the SEC, which Additional Warrants shall be issued on the first day of each 30 day period and commencing on the Effectiveness Deadline. The exercise price for the Additional Warrants issued shall be the same as the exercise price of the warrants that are issued in the Private Placement. Additionally, pursuant to terms of the loan agreement relating to the Bridge Notes and Bridge Warrants for a period of three years following the date of borrowing, the Company shall provide to lender with a first right to purchase up to 50% of any equity or equity linked securities to be issued by the Company, except for certain Excluded Securities, as defined, on the same terms as such securities are offered to all other parties during such three year period. Due to the contingent nature of the conversion rights and the fact that the conversion price would equal the fair value of the Private Placement units there is no beneficial conversion value for the bridge notes.

In August and September 2005, the Company received from other investors (the “Lenders”) cash of $600,000 in consideration for promissory notes totaling $600,000, bearing interest at 10% (18% if there is an event of default), due in 120 days or earlier in certain circumstances (the “Lenders Notes”), and convertible into shares of the Company’s common stock at a per share price of the lesser of 75% of (i) $.13, or (ii) the price of the common stock of the Company on the Over The Counter Bulletin Board on the day the Lenders elect to convert. The beneficial conversion feature on the conversion exercise price being less than the $0.15 to $0.23 market price, at the date of the notes, was recorded at $600,000, the maximum to be recorded, as an increase in additional paid-in capital and as a debt discount to be amortized to interest expense over the term of the note. Through September 30, 2005, approximately $125,000 of the debt discount has been amortized to interest expense.

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

Common Stock Issued for Services - The Company has an agreement with a related party for legal services whereby the related party is periodically issued vested non-forfeitable common shares of the Company and any proceeds from the sale of such shares by the related party are credited against invoice amounts due to that related party for legal services. The agreement has no stated term. Due to the contingent nature of the proceeds and the unstated term of the legal service agreement, the fair value of shares granted are expensed on the grant date. The related party invoices are accrued to accounts payable, periodically paid in cash and the accounts payable and legal expenses are credited for any proceeds in the period the proceeds are received by the related party and reported to the Company. During the nine months ended September 30, 2005, the legal services provider was granted 9,957,692 shares and the Company recorded legal expenses of $1,635,269. In addition, prior deferred fees of $1,177,418 from fiscal 2004 were considered utilized and therefore expensed in 2005.

During three months ended March 31, 2005, the company issued 3,956,545 shares, valued at $493,460 based on quoted trade prices at the grant dates, to other consultants for services. The Company also cancelled 8,024 shares previously recorded for consultants in the prior year.

In February 2004, Itec executed an agreement with Cornell Capital Partners, LP (“Cornell”) whereby the Company issued a 24% note payable for $500,000. The Company put in an escrow with a law firm 303,030 shares of the Company’s common stock (“escrowed shares”) and twenty (20) advance notices of not less than $25,000 each. The law firm released these advance notices to the holder every seven (7) calendar days commencing April 5, 2004, all of which were released. At the option of the note holder, interest is payable either by Company common stock or cash. During the three months ended March 31, 2005, the Company issued an additional 3,000,000 shares of common stock to Cornell for services. In July 2005, the Company entered into a settlement and release agreement with Cornell pursuant to which, among other things, the Company paid Cornell $90,353 and received 1,342,692 shares of it’s common stock back from escrow, which were the remaining amount of the 3,000,000 shares issued to Cornell in 2005, all amounts due and payable between the companies were considered fully-settled, and the note payable and agreement were cancelled and terminated. In connection with this settlement, the Company recorded a gain on forgiveness of debt of approximately $292,000 during the three months ending September 30, 2005, which includes a decrease in additional paid-in capital of approximately $121,000, the fair value of shares cancelled.

Pursuant to the “safe harbor” private offering exemption provided by Rule 506 of Regulation D under Section 4(2) and of the Securities Act of 1933, the Company issued 2,737,220 shares of its common stock (and certain registration rights) to an investment banker as retainer for certain corporate finance and investment banking services being provided pursuant to the corporate finance representation agreement between the parties entered into in May 2005. The agreement is for a period of one year, which shall be extended to two years upon completion of a successful financing. In the event of a consummated transaction, the Company will pay the investment banker fees ranging from 2% to 8% of amounts raised and issued to the investment banker varying amounts of securities issued in the financing, depending of the type of securities and nature of transaction. The shares were valued at $246,350 based on a $.09 quoted trade price on the grant date. The $246,350 is being deferred and amortized over the 1-year term. Through September 30, 2005, the Company has recognized approximately $103,000 of expense.

During the three months ended June 30, 2005, the Company issued 3,029,100 and 2,576,750 common shares for conversion of $60,000 and $50,000 promissory notes ( see Note 3).

During the three months ended June 30, 2005, the Company issued 1,500,000 common shares for services provided at a value of $135,000 based on the $.09 quoted trade price on the grant date. The $135,000 was expensed immediately.

During the three months ended September 30, 2005, the Company issued 5,334,000 shares of its common stock, valued at approximately $660,000 based on a $0.07 to $0.24 market price of stock on dates of grant, to consultants for services, of which approximately $189,000 has been expensed through September 30, 2005, and $471,000 has been deferred under terms of agreements as deferred stock-based consulting, a component of stockholders’ deficit, at September 30, 2005.

During the three months ended September 30, 2005, the Company cancelled 1,115,000 shares of its common stock issued during the three months ended March 31, 2005 to consultants for services to be provided, which were recorded as consulting fees expense of $148,000. During the three months ended September 30, 2005, the Company recorded a decrease in consulting expense in the amount originally recorded.

In October 2005, the Company issued 744,542 shares of its common stock to an investment banker as consideration for services provided pursuant to terms of a corporate finance representation agreement in connection with Company borrowings in August 2005. At September 30, 2005, the Company has recorded common stock issuable of $745 and deferred debt issue costs of $74,454, representing the fair value of the shares as of the date of the fundraising transaction. Additionally, the Company has also recorded additional deferred debt issue costs of $135,000 relating to warrants to be issued to the investment banker and another consultant for services provided in connection with the borrowing transaction. Warrants are for the purchase of 900,000 shares of common stock at a per share price of $0.001 for a term of 5 years (850,000 warrants) and 10 years (50,000 warrants). During the three months ended September 30, 2005, approximately $140,000 of these debt issue costs have been amortized to interest expense.

As described in Note 3, during the third quarter of 2005, the Company issued 1,708,472 shares of its common stock upon conversion of a note payable, and issued certain convertible notes payable, which resulted in recording additional paid-in capital due to beneficial conversion features.

Stock Options - The Company has adopted an incentive stock option plan (the “Plan”) under which options granted are intended to qualify as “incentive stock options’ under Section 422A of the Internal Revenue Code of 1986, as amended. Pursuant to the Plan, options to purchase up to 275 shares of the Company’s common stock may be granted to employees of the Company. The Plan is administered by the Board of Directors which is empowered to determine the terms and conditions of each option subject to the limitation that the exercise price can not be less than market value of the common stock on the date of grant (110% of the market value in the case of options granted to an employee who owns 10% or more of the Company’s outstanding common stock) and no option can have a term in excess of 10 years (5 years in the case of options granted to an employee who owns 10% or more of the Company’s outstanding common stock). As of September 30, 2005, no Plan options have been granted.

2005 Stock Plan - Effective pursuant to resolution of the Board of Directors on January 27, 2005 the Company adopted a 2005 Stock Plan to provide a source for the issuance of common stock of Itec in connection with compensatory programs sponsored by the Company and any other circumstances deemed by the Board of Directors as such a special situation. The number of shares available for granting awards under the Plan is 15,000,000 shares. The Plan is eligible to any employee of the Company, any individual who is a member of the board of directors of the Company or any individual performing services for the Company as a Non-employee Contractor and any individual who has accepted an offer of employment with the Company. Unless the Board of Directors determines otherwise, shares of non-vested Stock awarded to a Participant will be forfeited if the Participant terminates employment or service for any reason other than death, disability, retirement or involuntary termination.

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

Issuance of Warrants - In February 2005, the Company issued to its CEO fully-vested, five-year warrants to purchase 2,457,370 shares of common stock at an exercise price of $0.06 per share. The warrants were valued at $172,106 which was expensed as compensation expense. In April 2005, the Company issued to its CEO fully-vested, five-year warrants to purchase 2,000,000 shares of common stock at an exercise price of $0.06 per share. The warrants were valued at $230,000, which was expensed as compensation expense.

In April 2005, the Company issued fully-vested, five-year warrants to consultants and advisors to purchase 2,750,000 shares of common stock at an exercise price of $0.06 per share. The company recorded consulting expense of $292,250 related to these issuances. In June 2005, the Company issued fully-vested, five-year warrants to other consultants and advisors to purchase 2,100,000 shares of common stock at exercise prices of $.05 for 100,000, $.09 for 500,000, $.10 for 1,000,000 and $.045 for 500,000. The warrants were valued at $149,700 which was expensed as consulting fees.

During the three months ended September 30, 2005, the Company issued warrants to a financial advisor for fund-raising services provided for the purchase of (i) 500,000 shares at $0.10 per share for 10 years, (ii) 320,000 shares at $0.05 per share for 5 years, (iii) 300,000 shares at $0.02 per share for 10 years, and (iv) 40,000 shares at $0.045 per share for 10 years. The estimated fair value of these warrants determined utilizing the Black-Scholes valuation model of approximately $197,200 has been recorded as deferred debt issue costs to be amortized to interest expense over the lives of the related borrowings. At September 30, 2005, approximately $132,100 has been amortized.

As described in Note 3, in August 2005, the Company issued fully-vested ten-year warrants to lenders to purchase 9,938,439 shares of its common stock at a per share price of $0.001, and five-year warrants to lenders to purchase 300,000 shares of its common stock at a per share price of $0.25.

Warrants have been granted at prices that are equal to, or more or less than the current fair value of the Company’s common stock at the date of grant. All warrants granted to date have been immediately vested have cash-less exercise rights and there were no defined terms for any underlying services. Therefore they were expensed at the grant date.

The fair value of warrants issued during 2005 was estimated using the Black-Scholes option-pricing model with the following assumptions: a dividend yield of 0%; expected volatility of 427%; risk-free interest rates of 3.6 to 4.3%; and expected lives of 5 and 10 years. The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options, which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its stock warrants. The weighted-average fair value of warrants granted during the nine months ended September 30, 2005 was $0.10.

The following summarizes stock options and warrants outstanding, all of which are exercisable, at September 30, 2005:

	Warrants	Weighted average remaining contractual life in years	Weighted average exercise price

Warrants issued in 2002	12,121	2.3	$29.70
Warrants issued in 2005	20,705,809	7.6	0.04
	20,717,930	7.6	0.04

The following summarizes warrants activity during the nine months ended September 30, 2005:

	Warrants	Weighted average exercise price

Outstanding at December 31, 2004	12,121	$29.70

Granted	20,705,809	0.04

Outstanding at September 30, 2005	20,717,930	0.04

Note 5.  Related Party Transactions

In July 2000, the Company's Board of Directors approved and authorized the Company to make a loan of $250,000 to the Company's Chief Executive Officer. The loan, according to the minutes of the Board meeting, is interest only for ten years with the total principal due at the end of ten years. As of September 30, 2005, a balance of $147,973 (unchanged from December 31, 2004) was due.

In 2004, the Company received advances totaling $50,000 from its Chief Financial Officer primarily to accommodate the working capital needs of the Company. Such advances are unsecured, bear interest at 10% and are due on demand. During the nine months ended September 30, 2005, the advances were repaid in full.

In 2004, the Company received advances totaling $76,100 from its Chief Executive Officer primarily to accommodate the working capital needs of the Company. Such advances are unsecured, bear interest at 10% and are due on demand. During the nine months ended September 30, 2005, $61,500 was repaid.

The Company has an agreement with its attorney, who is a related party principal stockholder, for legal services whereby the attorney is periodically issued vested, non-forfeitable common shares of the Company and any proceeds from the sale of such shares by the related party are credited against invoice amounts due to that related party for legal services. The agreement has no stated term. Due to the contingent nature of the proceeds and the unstated term of the legal service agreement, the fair value of shares granted are expensed on the grant date. Legal fee invoices are accrued to accounts payable, periodically paid in cash and the accounts payable and legal expenses are credited for any proceeds in the period the proceeds are received by the related party and reported to the Company. During the nine months ended September 30, 2005, the Company issued approximately 9,957,700 shares of its common stock to the attorney, having a market value of $1,630,200 for legal services, which has been recorded as legal fees expense. Additionally, during the nine months ended September 30, 2005, the Company recorded an additional $1,177,418 of legal fees expense representing the complete amortization of deferred fees recorded at December 31, 2004. At September 30, 2005, amounts due this shareholder of $394,960 are included in accounts payable - related party.

Note 6. Commitments and Contingencies

The Company leases space for its recycling plant, research and development and offices in Riverbank, California pursuant to a March 2004 lease expiring in March 2009. Future minimum lease payments under the lease approximate $220,000 during 2006 through 2008 and $37,000 in 2009.

In November 2005, pursuant to an arbitration award, the Company has been ordered to pay EnvioPlastic Hungary the sum of $150,000, plus fees and costs, for the return of a deposit previously paid to the Company. The deposit of $75,000 has previously been reported as deferred revenue, and has been reclassified to accrued liabilities at September 30, 2005. The Company has recorded an additional accrued liability and expense during the three months ended September 30, 2005 to provide for the full amount of the award.

 Note 7. Proposed Merger

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

Note 8. Subsequent Events

Subsequent to September 30, 2005, the Company’s Board of Directors authorized the issuance of 21,750,000 warrants to purchase the Company’s common stock at $0.06 for ten years to certain of the Company’s officers and consultants, including 19,500,000 to the Company’s Chief Executive Officer and 1,000,000 to the Company’s attorney, who is a more than 10% shareholder. The fair value of the warrants will be recorded as compensation expense and legal fees expense upon issuance.

In October 2005, the Company announced that the California State Department of Conservation, Division of Recycling has issued a conditional loan guarantee commitment to the Company for $2,498,000.

In November 2005, pursuant to the terms of a common stock purchase agreement, the Company issued for cash of approximately $167,000, 1,192,857 shares of its common stock and an option to purchase 9,521,429 shares (the "Option Shares"). The Option Shares are available for purchase by the holder at a per share price of $0.14, subject to redemption to $0.08 per share conditional upon when certain recycling volume and purity specifications. In addition, pursuant to terms of the common stock purchase agreement, the Company entered into a one-year consulting agreement with three individuals, providing for, among other things, issuance of 4,000,000 shares of Company common stock and payment of $15,000 per month.

In October 2005, a convertible promissory note of $128,000 was converted to 2,937,937 common shares.

Item 2. Management’s Discussion and Analysis or Plan of Operation

We use patented technology and proprietary equipment to recycle plastic. We license environmental technology using a carbon dioxide cleaning process from Honeywell.  This new environmental technology, is believed by management to be the only pollution reduction and recycling system on the market today that allows for the 100% recycling of plastic motor oil containers and the residual oil left inside each container.  By using the carbon dioxide cleaning process, the Company can focus on environmental protection and environmental safety by creating no chemical waste disposal in the oil recycling and plastic recycling process.

The Company has commenced construction of its first recycling line at its Riverbank plant. Equipment necessary to achieve plant production of 3,000 pounds per hour has been ordered and payments to equipment suppliers began in August. The production line is approximately 60% complete and Company management expects to start testing the solvent washing and CO2 portions of the system soon with production starting in January 2006.

Results of Operations - We had revenue of $0 for the three and nine months ended September 30, 2005, compared with $0 and $1,750 for the three and nine month periods ended September 30, 2004. The nominal amount of revenue in 2004 and $0 in 2005 was a result of the change in business strategy from the marketing of equipment and licensing of the System technology, to building our own plant for the recycling of plastic. This change in business strategy required our management to focus their efforts on raising capital of approximately $7 million to fund our revised business strategy. We are a development stage company and accordingly have not as yet begun generating operational revenues.

Total operating expenses for the three and nine month periods ended September 30, 2005, were $3,137,486 and $6,255,162, representing increases of $2,573,216 and $4,989,196, from the comparable periods in 2004. Increases in 2005 primarily were attributable to increases in legal and consulting fees for corporate financing and capital raising efforts, and to a lesser extent, increases in payroll. These increases were directly related to consultants, both legal and strategic business consultants, who have assisted us in our recapitalization efforts. Consulting and legal fees were approximately $2,742,316 and $5,007,208 during the three and nine month periods ended September 30, 2005, respectively. Additionally, we granted fully-vested warrants to our Chief Executive Officer and Chief Financial Officer for their continued efforts in developing our business objectives. Pursuant to guidelines of SFAS 123R, we recorded the fair value of the warrants granted as compensation expense. All remaining payroll expenses represent payroll accruals for these same executive officers who are continuing to provide services without receiving full cash remuneration.

During the nine months ended September 30, 2005, the Company issued approximately 9,957,700 shares to its attorney, who is a greater than 10% shareholder, having a market value of approximately $1,630,200. The purpose of the issuances of the shares was to pay for current and future fees for strategic business consulting and legal services provided and to be provided relating to the equity restructuring of the company and recapitalization efforts. The issuance of these shares was necessary to secure the services of legal counsel as we continue our efforts to obtain additional capital. Additionally, during the three months ended September 30, 2005, the Company recorded an additional $1,177,418 of legal fees expense representing the complete amortization of deferred fees recorded at December 31, 2004.

Also during the nine months ended September 30, 2005, the Company issued 4,457,370 warrants to purchase Company common stock for $0.06 per share, to our CEO, and 250,000 warrants to our Chief Financial Officer, in recognition of their continuing efforts on behalf of the Company. We recognized compensation expense of approximately $402,000 related to these grants. We also issued additional warrants exercisable for approximately 5,760,000 shares of common stock to directors of the Company and consultants valued at $449,900 to be recognized over service periods as applicable.

The Company recorded interest expense of $1,150,126 and $1,266,516 for the three and nine month periods ended September 30, 2005, respectively, as compared to $40,108 and $242,348 for the three and nine month periods ended September 30, 2004. The increase is due to interest expense relating to borrowings during 2005, the majority of which represents amortization of deferred debt issue costs and debt discount recorded in connection with such borrowings.

Net loss increased for the three and nine month periods ended September 30, 2005 to $4,356,611 and $7,747,590, compared with $577,046 and $1,449,431 for the three and nine month periods ended September 30, 2004, respectively,  due primarily to increased consulting and professional fees and increased interest expense as described above.

At September 30, 2005, the Company has substantial net operating loss carry-forwards available to offset future income taxes which expire through 2024.  Realization is dependent on generating sufficient taxable income prior to expiration of the loss carry-forwards.  A change of greater than 50% of the Company ownership could significantly reduce the availability of these tax credits.  The Company continues to provide a full valuation allowance to reduce its net deferred tax asset to zero, inasmuch as Company management has not determined that realization of deferred tax assets is more likely than not.

Liquidity and Capital Resources - Historically, our cash needs have been satisfied primarily through proceeds from private placements of our equity securities and other debt instruments.  We reasonably expect to continue to do so in the future, but cannot guarantee that such financing activities will be sufficient to fund our current and future projects and our ability to meet our cash and working capital needs.

At September 30, 2005, we had a working capital deficit of $1,691,711, compared to a working capital deficit of $1,627,957 at December 31, 2004.  At September 30, 2005, we had total assets of $3,378,861 and a total shareholders’ deficit of $2,333,960, compared with total assets of $423,149 and total stockholder's deficit of $1,906,260 at December 31, 2004. Total assets increased primarily due to the receipt of the $2,000,000 equipment acquisition/matching funds loan from the California Waste Management Board (CIWMB) and of $600,000 of borrowings designated for equipment matching purchases and related equipment purchases. At September 30, 2005, there was cash of $1,289,192 being held in an escrow account for release upon presentation of equipment purchase invoices, and approximately $1,220,000 of recycling plant construction in progress.

During the nine months ended September 30, 2005, cash used by operating activities increased to $999,816, due primarily to increased net loss of $ 7,747,590 offset primarily by $2,943,007 stock based expenses, $1,177,418 amortization of deferred legal fees, $762,025 amortization of debt's discount, $515,864 loss on debt conversion, $292,390 gain on debt settlement and a $628,290 of net changes in operating assets. During the nine months ended September 30, 2005, cash used by investing activities was $1,262,849, due to building our recycling plant. During the nine months ended September 30, 2005, we received $1,907,302 in proceeds from notes payable and $700,808 in fund draws from our restricted cash escrow account while repaying $201,853 in loans.  For the comparable period in 2004, we had an increase in notes payable of $527,700.

At September 30, 2005, the Company does not have sufficient cash and restricted cash to meet its needs for the next twelve months. However, the Company continues to be in the process of raising funds, and Company management anticipates being able to raise sufficient cash to meet the Company’s needs through 2006. There is no guarantee, however, that efforts will result in Itec raising cash in amounts sufficient to meet the Company’s needs.

Off-Balance Sheet Arrangements - We do not have any off balance sheet arrangements that have or are likely to have a material current or future effect on the Company's financial condition, or changes in financial condition, liquidity or capital resources or expenditures.

Strategic Alliances - The Company continues to engage in discussions for the purpose of entering into manufacturing, technology and sales alliances.  Additionally, the Company is also seeking acquisitions or business opportunities to, among other things, increase revenues and improve stockholder value, which businesses or lines of business may or may not relate to the current core business of the Company. In this regard, in May 2005, the Company has entered into an Agreement and Plan of Merger with Rose Waste Systems, Inc., pursuant to which the companies would merge, which is subject to completion of closing conditions as described in Note 7 to the condensed consolidated financial statements included in this Form 10-QSB.

Significant Accounting Policies and Estimates - The preparation of financial statements included in this Quarterly Report on Form 10-QSB requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  On an on-going basis, management evaluates its estimates and judgments. Management bases its estimates and judgments on historical experiences and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources.  Actual results may differ from these estimates under different assumptions or conditions.  The more significant accounting estimates inherent in the preparation of the Company's financial statements include estimates as to the valuation of equity related instruments issued, and valuation allowance for deferred income tax assets. Our accounting policies are described in the notes to financial statements included in this Quarterly Report on Form 10-QSB and in our December 31, 2004 Annual Report on Form l0-KSB. The more critical accounting policy is the presentation of financial statements on a going concern basis, as described below.

The accompanying consolidated financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. The Company has incurred recurring losses from operations and has a net working capital deficiency and net capital deficiency that raises substantial doubt about its ability to continue as a going concern. The Report of Independent Certified Public Accountants included in the Company’s December 31, 2004 Annual Report on Form 10-KSB stated that these conditions raise substantial doubt about the Company’s ability to continue as a going concern.

Company management intends to raise additional debt and/or equity financing to fund future operations and to provide additional working capital. However, there is no assurance that such financing will be obtained in sufficient amounts necessary to meet the Company’s needs.

The accompanying consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that may result from the outcome of this uncertainty.

Item 3. Controls and Procedures

Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(b) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures are effective. There were no changes in our internal control over financial reporting during the quarter ended September 30, 2005 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

An award was entered against Itec by the International Centre for Dispute Resolution (the "ICDR") on August 26, 2005 in the amount of $174,591.25. Itec is in the process of negotiating a settlement agreement with the Claimant in the ICDR proceeding (the "Claimant"), in order to reduce the award.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Pursuant to the “safe harbor” private offering exemption provided by Rule 506 of Regulation D under Section 4(2) and of the Securities Act of 1933 (the “Exemption”), on August 4, 2005 Itec Environmental Group, Inc., a Delaware corporation (the “Company” or “Itec”) approved, and are awaiting signed, certain material definitive agreements with Capital Growth Equity Fund I, LLC, a Florida limited liability company ( “CGF”) including, but not limited to the following: (i) a Loan Agreement, (ii) a $100,000 Senior Secured Convertible Promissory Note, and (iii) a Common Stock Purchase Warrant to purchase 1,418,439 shares, exercise price of $.001 per share (collectively the “CGF Transaction Documents”).

Pursuant to the CGF Transaction Documents, CGF loaned to Itec $100,000 (the “CGF Loan”),  and Itec and CGF have agreed to the principal terms of a restructuring agreement in regards to repayment of the CGF Loan. In connection with the CGF Loan, CGF received a Common Stock Purchase Warrant to purchase 1,418,439 shares of Itec. The shares of common stock underlying the warrant are exerciseable for $.001 per share.

In August and September, 2005 Itec entered into certain material definitive agreements with twelve individual investors (the “CGF Investors”) including, but not limited to the following: (i) Loan Agreements, (ii) Senior Secured Convertible Promissory Notes $500,000 in the aggregate, and (iii) Common Stock Purchase Warrants to purchase an aggregate of 500,000 shares, exercise price of $.13 per share (collectively the “CGF Investors Transaction Documents”).

Pursuant to the CGF Investors Transaction Documents, the CGF Investors loaned Itec $500,000 (the “CGF Investor Loan”), which shall be repaid by Itec upon the earlier of either (i) December 14, 2005, or (ii) completion of the contemplated financing through Itec’s investment bank, BMCI of $7,500,000 in the aggregate (the “Financing”). In connection with the CGF Investor Loan, the CGF Investors may receive Common Stock Purchase Warrants to purchase in the aggregate, 500,000 shares of Itec common stock, if the CGF Investor Loan is not converted into stock pursuant to the promissory notes. The shares of common stock underlying the warrant are exerciseable at an exercise price of $.13 per share.

On September 23, 2005, pursuant to the Exemption, the Company issued (i) 744,655 shares of the Company's common stock to BMCI, pursuant to the engagement agreement for certain corporate finance and investment banking services being provided pursuant to the corporate finance representation agreement between the parties entered into in May of 2005. The BMCI shares carry piggyback registration rights for the first registration statement filed by the Company.

Pursuant to the Exemption, in September and October, 2005 Itec entered into certain material definitive agreements with three individual investors (the “KW Investors”) including, but not limited to the following: (i) Loan Agreements and (ii) $150,000 Senior Secured Convertible Promissory Notes (collectively the “KW Investors Transaction Documents”).

Pursuant to the KW Investors Transaction Documents, the KW Investors loaned Itec $150,000 (the “KW Loan”), which shall be repaid by Itec upon the earlier of either (i) February 2, 2005, or (ii) completion of the contemplated financing through Itec’s investment bank, BMCI of $7,500,000 (the “Financing”). In connection with the KW Loan, the KW Investors may receive Common Stock Purchase Warrants to purchase 150,000 shares in the aggregate of Itec common stock, if the KW Loan is not converted into stock pursuant to the promissory notes. The shares of common stock underlying the warrant are exerciseable for $.13 per share.

Pursuant to the Exemption, in November, 2005 Itec entered into certain material definitive agreements with Tiger Paw Capital Corp., a Canadian corporation (“Tiger”), upon receipt of the approved agreements, including, but not limited to the following: (i) a Common Stock Purchase Agreement, (ii) an Investor Rights Agreement, (iii) a Right of First Refusal Agreement, (iv) a Covenant to Adjust, and (v) a Consulting Agreement (collectively the “Tiger Transaction Documents”).

Pursuant to the Tiger Transaction Documents, Tiger purchased 1,192,857 shares of Itec common stock for a purchase price of $167,000 (the “Sale”) and has the option to purchase an additional 9,404,718 shares of Itec common stock at $.14 per share.

Item 3.  Defaults Upon Senior Securities

Itec is currently in default of a loan agreement which was entered into on August 18, 2005, with The Elevation Fund, LLC, a Delaware limted liability company ("Elevation"), and Itec is in default of a loan agreement which was entered into on August 4, 2005, with CGF. Itec, Elevation and CGF have agreed in principal to the terms of a restructuring agreement, which has been submitted to all parties for approval.

Item 4.  Submission of matters to a Vote of Securities Holders

None

Item 5.  Other Information

None

Item 6.  Exhibits

(a) Form 8-K Filings

On August 24, 2005, Itec filed a Form 8-K, disclosing under Item 1.01 ("Entry into a Material Definitive Agreement"), that pursuant to the “safe harbor” private offering exemption provided by Rule 506 of Regulation D under Section 4(2) and of the Securities Act of 1933 (the “Exemption”), on August 18, 2005 Itec entered into certain material definitive agreements with Elevation including, but not limited to the following: (i) Loan Agreement, (ii) $600,000 Senior Secured Convertible Promissory Note, (iii) Common Stock Purchase Warrant to purchase 8,500,000 shares, exercise price of $.001 per share, and (iv) Security Agreement (collectively the “Transaction Documents”).

(b) Exhibits

Exhibit No.	Description

3.1(i)	Amendment to Restated Certificate of Incorporation*

3.2(i)	Restated Certificate of Incorporation*

3.3(i)	Certificate of Incorporation*

3.4(ii)	Bylaws*

10.1	Form of Loan Agreement with Capital Growth Equity Fund I, LLC Attached

10.2	Form of Promissory Note with Capital Growth Equity Fund I, LLC Attached

10.3	Form of Common Stock Purchase Warrant for Capital Growth Equity Fund I, LLC Attached

10.4	Form of Loan Agreement with Capital Growth Investors Attached

10.5	Form of Promissory Note with Capital Growth Investors Attached

10.6	Form of Common Stock Purchase Warrant for Capital Growth Investors Attached

10.7	Form of Loan Agreement with KW Investors Attached

10.8	Form of Promissory Note with KW Investors Attached

10.9	Form of Common Stock Purchase Warrant of KW Investors Attached

10.10	Form of Common Stock Purchase Agreement with Tiger Paw Capital Corp. Attached

10.11	Form of Investor Rights Agreement with Tiger Paw Capital Corp. Attached

10.12	Form of Right of First Refusal Agreement with Tiger Paw Capital Corp. Attached

10.13	Form of Covenant to Adjust with Tiger Paw Capital Corp. Attached

10.14	Form of Consulting Agreement with Tiger Paw Capital Corp. Attached

10.15	Form of Conditional Approval Letter from California Department of Conservation, Division of Recycling Attached

10.16	Form of Conditional Commitment for Guarantee from California Department of Conservation, Division of Recycling Attached

31.1	Certification of CEO pursuant to Section 302 of the Sarbanes-Oxley Act Attached

31.2	Certification of CFO pursuant to Section 302 of the Sarbanes-Oxley Act Attached

32	Certification of CEO and CFO pursuant to Section 906 of the Sarbanes-Oxley Act Attached

* Previously filed

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

ITEC ENVIRONMENTAL GROUP, INC.

November 14, 2005	/s/ Gary M. De Laurentiis
Gary M. De Laurentiis
Chairman & Chief Executive Officer

November 14, 2005	/s/ Gary M. De Laurentiis
Gary M. De Laurentiis
Chairman & Chief Executive Officer
(Principal Executive Officer)

November 14, 2005	/s/ Frederick Smith, Jr.
Frederick Smith, Jr.
Chief Financial Officer
(Principal Financial Officer)

EXHIBIT INDEX

Exhibit No.	Description

3.1(i)	Amendment to Restated Certificate of Incorporation*, Incorporated by reference to Exhibit A to the DEFR14C Filed by the Company on November 30, 2004

3.2(i)	Restated Certificate of Incorporation*, Incorporated by reference to Exhibit B to the DEFR14C Filed by the Company on September 9, 2002

3.3(i)	Certificate of Incorporation*, Incorporated by reference to the Form S-19 Registration Statement Filed by the Company, File No. 33-31-67

3.4(ii)	Bylaws*, Incorporated by reference to Exhibit B to the DEF-14C filed by the Company on September 9, 2002

10.1	Form of Loan Agreement with Capital Growth Equity Fund I, LLC

10.2	Form of Promissory Note with Capital Growth Equity Fund I, LLC

10.3	Form of Common Stock Purchase Warrant for Capital Growth Equity Fund I, LLC

10.4	Form of Loan Agreement with Capital Growth Investors

10.5	Form of Promissory Note with Capital Growth Investors

10.6	Form of Common Stock Purchase Warrant for Capital Growth Investors

10.7	Form of Loan Agreement with KW Investors

10.8	Form of Promissory Note with KW Investors

10.9	Form of Common Stock Purchase Warrant for KW Investors

10.10	Form of Common Stock Purchase Agreement with Tiger Paw Capital Corp.

10.11	Form of Investor Rights Agreement with Tiger Paw Capital Corp.

10.12	Form of Right of First Refusal Agreement with Tiger Paw Capital Corp.

10.13	Form of Covenant to Adjust with Tiger Paw Capital Corp.

10.14	Form of Consulting Agreement with Tiger Paw Capital Corp.

10.15	Form of Conditional Approval Letter from California Department of Conservation, Division of Recycling

10.16	Form of Conditional Commitment for Guarantee from California Department of Conservation, Division of Recycling

31.1	Certification of CEO pursuant to Section 302 of the Sarbanes-Oxley Act

31.2	Certification of CFO pursuant to Section 302 of the Sarbanes-Oxley Act

32	Certification of CEO and CFO pursuant to Section 906 of the Sarbanes-Oxley Act

* Previously filed