Form 10QSB/A
period 2005-09-30
ITEC ENVIRONMENTAL GROUP INC
filed 2005-11-16
CIK 855372

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB/A

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
FORM 10-QSB/A

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

Significant Accounting Policies and Estimates - The preparation of financial statements included in this Quarterly Report on Form 10-QSB/A requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  On an on-going basis, management evaluates its estimates and judgments. Management bases its estimates and judgments on historical experiences and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources.  Actual results may differ from these estimates under different assumptions or conditions.  The more significant accounting estimates inherent in the preparation of the Company's financial statements include estimates as to the valuation of equity related instruments issued, and valuation allowance for deferred income tax assets. Our accounting policies are described in the notes to financial statements included in this Quarterly Report on Form 10-QSB/A and in our December 31, 2004 Annual Report on Form l0-KSB. The more critical accounting policy is the presentation of financial statements on a going concern basis, as described below.

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

(b) Exhibits

Exhibit No.	Description

3.1(i)	Amendment to Restated Certificate of Incorporation*

3.2(i)	Restated Certificate of Incorporation*

3.3(i)	Certificate of Incorporation*

3.4(ii)	Bylaws*

10.1	Form of Loan Agreement with Capital Growth Equity Fund I, LLC

10.2	Form of Promissory Note with Capital Growth Equity Fund I, LLC

10.3	Form of Common Stock Purchase Warrant for Capital Growth Equity Fund I, LLC

10.4	Form of Loan Agreement with Capital Growth Investors

10.5	Form of Promissory Note with Capital Growth Investors

10.6	Form of Common Stock Purchase Warrant for Capital Growth Investors

10.7	Form of Loan Agreement with KW Investors

10.8	Form of Promissory Note with KW Investors

10.9	Form of Common Stock Purchase Warrant of KW Investors

10.10	Form of Common Stock Purchase Agreement with Tiger Paw Capital Corp.

10.11	Form of Investor Rights Agreement with Tiger Paw Capital Corp.

10.12	Form of Right of First Refusal Agreement with Tiger Paw Capital Corp.

10.13	Form of Covenant to Adjust with Tiger Paw Capital Corp.

10.14	Form of Consulting Agreement with Tiger Paw Capital Corp.

10.15	Form of Conditional Approval Letter from California Department of Conservation, Division of Recycling

10.16	Form of Conditional Commitment for Guarantee from California Department of Conservation, Division of Recycling

31.1	Certification of CEO pursuant to Section 302 of the Sarbanes-Oxley Act

31.2	Certification of CFO pursuant to Section 302 of the Sarbanes-Oxley Act

32	Certification of CEO and CFO pursuant to Section 906 of the Sarbanes-Oxley Act

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
Frederick Smith, Jr.
Chief Financial Officer
(Principal Financial Officer)

EXHIBIT INDEX

Exhibit No.	Description

3.1(i)	Amendment to Restated Certificate of Incorporation*, Incorporated by reference to Exhibit A to the DEFR14C Filed by the Company on November 30, 2004

3.2(i)	Restated Certificate of Incorporation*, Incorporated by reference to Exhibit B to the DEFR14C Filed by the Company on September 9, 2002

3.3(i)	Certificate of Incorporation*, Incorporated by reference to the Form S-19 Registration Statement Filed by the Company, File No. 33-31-67

3.4(ii)	Bylaws*, Incorporated by reference to Exhibit B to the DEF-14C filed by the Company on September 9, 2002

10.1	Form of Loan Agreement with Capital Growth Equity Fund I, LLC, Attached

10.2	Form of Promissory Note with Capital Growth Equity Fund I, LLC, Attached

10.3	Form of Common Stock Purchase Warrant for Capital Growth Equity Fund I, LLC, Attached

10.4	Form of Loan Agreement with Capital Growth Investors, Attached

10.5	Form of Promissory Note with Capital Growth Investors, Attached

10.6	Form of Common Stock Purchase Warrant for Capital Growth Investors, Attached

10.7	Form of Loan Agreement with KW Investors, Attached

10.8	Form of Promissory Note with KW Investors, Attached

10.9	Form of Common Stock Purchase Warrant for KW Investors, Attached

10.10	Form of Common Stock Purchase Agreement with Tiger Paw Capital Corp., Attached

10.11	Form of Investor Rights Agreement with Tiger Paw Capital Corp., Attached

10.12	Form of Right of First Refusal Agreement with Tiger Paw Capital Corp., Attached

10.13	Form of Covenant to Adjust with Tiger Paw Capital Corp., Attached

10.14	Form of Consulting Agreement with Tiger Paw Capital Corp., Attached

10.15	Form of Conditional Approval Letter from California Department of Conservation, Division of Recycling, Attached

10.16	Form of Conditional Commitment for Guarantee from California Department of Conservation, Division of Recycling, Attached

31.1	Certification of CEO pursuant to Section 302 of the Sarbanes-Oxley Act, Attached

31.2	Certification of CFO pursuant to Section 302 of the Sarbanes-Oxley Act, Attached

32	Certification of CEO and CFO pursuant to Section 906 of the Sarbanes-Oxley Act, Attached

* Previously filed