Form 10QSB/A
period 2005-09-30
ITEC ENVIRONMENTAL GROUP INC
filed 2005-12-06
CIK 855372

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

Note 8. Subsequent Events

Subsequent to September 30, 2005, the Company’s Board of Directors authorized the issuance of 21,750,000 warrants to purchase the Company’s common stock at $0.06 for ten years to certain of the Company’s officers and consultants, including 19,500,000 to the Company’s Chief Executive Officer and 1,000,000 to the Company’s attorney. The fair value of the warrants will be recorded as compensation expense and legal fees expense upon issuance.

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