Form 10KSB
period 2005-12-31
ITEC ENVIRONMENTAL GROUP INC
filed 2006-05-17
CIK 855372

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-KSB

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE
SECURITIES EXCHANGE ACT OF 1934
For Fiscal Year Ended
December 31, 2005

Commission File # 033-31067

ITEC ENVIRONMENTAL GROUP, INC.
(Exact name of registrant as specified in its charter)

Delaware
(State or other jurisdiction of incorporation or organization)

31-1705310
(IRS Employer Identification Number)

5300 Claus Rd.
Riverbank, Ca. 95367
(Address of principal executive offices)(Zip Code)

209-863-8076
(Registrant's telephone no., including area code)

(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act: None
Securities registered pursuant to Section 12(g) of the Act: Common Stock, $0.001 Par Value

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B not contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☒

Revenues for year ended December 31, 2005 were nil.

Aggregate market value of the voting common stock held by non-affiliates of the registrant as of December 31, 2005 was $7,284,334.

Number of shares of the registrant's common stock outstanding as of May 5, 2006 was 67,619,186.

PART I

ITEM 1. DESCRIPTION OF BUSINESS

Business Description

Founded in 1999 and based in Riverbank, California, Itec Environmental Group, Inc., a Delaware corporation (“Itec” or the “Company”), is a publicly-traded company (OTCBB: ITEC), that has developed a unique and revolutionary patent pending process and system, referred to as the Eco2TM Environmental System (the “Eco2 Environmental System”). The Eco2 Environmental System cleans post-consumer plastics, without the use of water, at a cost savings of thirty percent (30%) to forty percent (40%) versus traditional methods (the “Process”). This Process is licensed from Honeywell FM&T (“Honeywell”) and the Department of Energy (“DOE”) on an exclusive basis for the life of the patent. Over the past five (5) years Itec has invested approximately $8,500,000 in the development of the technology and equipment comprising the Eco2 Environmental System, which includes the filing of a new “Process Patent” with Honeywell in May 2005. This also included building several scaled up versions of the Prototype Eco2 Environmental System (the “Prototype”), testing of the Prototypes, building a pilot plant, evaluating the product produced by the Prototype and real-time testing. Itec’s goal is to build and operate plastic recycling plants (the “Itec Plants”) in the USA that utilize the Eco2 Environmental System and to sell the Eco2 Environmental System worldwide to third parties.

In August 2004, the State of California Integrated Waste Management Board (“CIWMB”), through the Recycle Market Development Zone Loan (“RMDZ”) Program, approved a $2,000,000 “matching funds loan” to assist Itec in building a plant in California. In order to qualify for the loan the Company leased a fifty eight thousand (58,000) square foot building in Riverbank, California with a five (5) year lease, which includes a five (5) year option. The matching funds loan was allowed to be released from an escrow account in draws based on certain criteria including the presentation of invoices for equipment and when Itec deposited $600,000 into the escrow account. The matching funds loan was used to complete Stage 1 and Stage 2 of the plant in Riverbank, California (the “Riverbank” or “Plant”).

The Plant is strategically located between the San Francisco bay area and the greater Sacramento metropolitan area. The Company believes that this strategic location will allow Itec to provide convenient access for the generators of the feedstock (bales of plastic bottles) from over ten million residential customers.

Itec intends to locate its second plant in the greater Los Angeles basin, which is home to over eighteen million five hundred thousand people. Itec’s research indicates that the greater Los Angeles basin generates an enormous amount of plastic containers. In addition, a strong case can be made for a third Itec facility in San Diego County, which has both a significant population, strong continued growth and an ample supply of feedstock from Mexico. The Company buys its feedstock for an average of $0.22 per pound and sells the finished clean flake for an average of $0.50 per pound. Each plant the Company builds has a potential revenue stream of approximately twenty four million dollars per year.

Construction of Riverbank is substantially complete and the Plant has been in operating on a trial basis in the first quarter of 2006. Based on the test production runs, the company believes that the Plant will actually produce more product than originally anticipated.

Itec has secured a supply of raw material from the major collectors of the post consumer used beverage containers in California, as well as from several independent sources. The Plastic Recycling Corporation of California (“PRCC”) has up to one hundred million pounds of material available per year, a majority of which is currently being sold to China.

Itec believes it can exploit extensive contacts within the USA plastic container collection and processing industries to its benefit. Through these contacts, Itec and its strategic alliance partners, as specifically identified below, conservatively have access to over 60% of the domestically available Polyethylene Terephthalate (“PET”) and High Density Polyethylene (“HDPE”) post-consumer container streams. For example, Itec and its team have established high level contacts at the following companies: Waste Management (“WM”), Recycle America Alliance (a division of WM), Allied Waste Industries, Republic Services, Waste Connections (all of which are publicly traded companies on the New York Stock Exchange) and Smurfit Stone Container (which is publicly traded on NASDAQ). These companies alone generate more plastic than ten Itec plants would be capable of processing. Itec believes it can secure feedstock agreements with these companies on a regional basis.

Itec also intends to use its contacts with large regional waste haulers and recyclers. These companies cover vast regions of the USA (i.e., Northeast, Midwest, Southwest and West Coast), and include: Norcal Waste Systems, Rumpke Consolidated Companies, Allan Company, Casella Waste Systems (which is publicly traded on NASDAQ), EDCO Disposal Corporation, Burtech Waste Industries, Waste Industries (which is publicly traded on NASDAQ) and IESI. These companies produce an enormous amount of PET and HDPE containers. Itec can utilize its relationships and technology to secure feedstock from these companies on an “as needed” basis.

Additional feedstock sources include public and private waste haulers (municipalities and counties) and recyclers who conduct the most plastic container collection and processing throughout the USA. Selected cities and counties such as Santa Monica (CA), Houston (TX) and Lufkin (TX) still provide theses services to their communities. Itec and its Strategic Alliance Partners have contacts within these government agencies, as well as other communities that provide these services.

Approximately one year ago, Itec was approached by a representative from one of the “Big Three Automakers,” which consists of General Motors, Ford and Chrysler, to develop a solution for the removal of PCB residue on plastic generated as a by-product of auto shredder operations (“Auto Shredder Fluff”). Approximately two and a half percent (2.5%) of a car’s weight is comprised of various forms of plastic. This plastic ends up in the Auto Shredder Fluff with the resultant plastic often contaminated with harmful PCB’s. Obviously this is a significant problem for auto manufacturers, both economically and from a public relations and liability standpoint. Itec has tested contaminated samples submitted by the representative and has successfully cleaned the plastic to acceptable environmentally safe levels. Itec is confident that these additional tests will result in further proof that its technology for the removal of PCB residue is state of the art. The representative has discussed the possibility of using Itec’s Eco2 Environmental System to mitigate PCB contamination by building a plant in Detroit to produce 4,000 pounds per hour. Once successful, the group proposes to build up to fifty additional Itec plants to consume the plastic domestically.

Further, Itec believes that the international market for Itec’s products and services is substantial and in the past has been in negotiations with foreign governments for the construction of Itec plants. In most cases, Itec will be able to secure the plant feedstock for little or no cost (versus $0.23 per pound in the USA), which should increase Itec’s operating profit margins.

Itec plans to grow by building plants throughout the USA and by acquiring companies in related fields and markets. On or about April 5, 2006 the Company entered into a non-binding letter of intent with Waste Management Recycle America, LLC (“WMRA”) to acquire the plastics businesses they conduct at South Chicago and Raleigh, North Carolina. The company is presently conducting due diligence on the target operations and no assurance can be given that these discussions with WMRA will lead to a definitive agreement to acquire the target businesses.

In February 2005, Itec entered into a three year “Agency Agreement” with H. Muehlstein & Co., Inc. (“Muehlstein”), pursuant to which Muehlstein will act as Itec’s exclusive agent for the annual purchase and sale of up to sixty million pounds of Itec’s PET flake and post-consumer HDPE natural flake and pellets in the USA and Canada. Muehlstein is willing to expand that number as Itec builds additional plants throughout the USA. In addition, Muehlstein has agreed to market all of the Itec processed material from each of the proposed foreign government ventures listed above.

ITEM 2. DESCRIPTION OF PROPERTY

The Company does not own any real property. Itec has entered into a five (5) year use agreement with a five (5) year option on a 51,394 sq. ft. steel frame building in the heavy industrial complex building in Riverbank, California. The agreement includes 3,500 sq. ft. of office space.

ITEM 3. LEGAL PROCEEDINGS

The Company is unaware of any threatened or pending litigation against it not in the ordinary course of business and that has not previously been disclosed.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

As of May 5, 2006, Itec Environmental Group had 67,619,186 shares of common stock issued and outstanding and had approximately 881 stockholders of record.

Itec’s common stock is not traded on a registered securities exchange, or the NASDAQ. Itec’s common stock is quoted on the National Association of Securities Dealers OTC Bulletin Board. The following table sets forth the range of high and low bid quotations for each fiscal quarter for the past two (2) years. These quotations reflect inter-dealer prices without retail mark-up, mark-down, or commissions, and may not necessarily represent actual transactions.

FISCAL QUARTER ENDING	HIGH BID	LOW BID
December 31, 2005	$.18	$.11
September 30, 2005	$.279	$.05
June 30, 2005	$.15	$.055
March 31, 2005	$.31	$.06
December 31, 2004	$.43	$.0014
September 30, 2004	$.017	$.0015
June 30, 2004	$.12	$.008
March 31, 2004	$.07	$.02

May 5, 2006, the closing price was $.13 per share.

We have never declared or paid cash dividends to our stockholders. We currently intend to retain all available funds and any future earnings for use in the operation of our business and we do not anticipate declaring or paying cash dividends for the foreseeable future.

Equity Compensation Plan Information
Plan Category	Number of securities to	Weighted-average	Number of securities
	be issued upon exercise	exercise price of	remaining available for
	of outstanding options,	outstanding options,	future issuance under
	warrants and rights (a)	warrants and rights (b)	equity compensation
			plans (excluding
			securities reflected in
			column (a))

Equity compensation	N/A	N/A	N/A
plans approved by
security holders

Equity compensation	4,457,370(1)	$.06	N/A
plans not approved by
security holders	15,000,000(2)	Price as listed on the	5,150,000
		OTCBB at the time of
		issuance.

	19,500,000(3)	$.06	N/A

	1,500,000(4)	$.06	N/A

	750,000(5)	$.06	N/A

	500,000(6)	$.06	N/A

	1,000,000(7)	$.06	N/A

(1) Consists of a Warrant issued by the Company to Gary De Laurentiis, its Chairman & CEO pursuant to which Mr. De Laurentiis may purchase up to 2,457,370 shares of common stock of the Company, exercise price of $.06 per share and a Warrant issued by the Company pursuant to which Mr. De Laurentiss may purchase up to 2,000,000 shares of common stock of the Company at a price of $.06 per share.

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

(3) Consists of a Warrant issued by the Company to Gary De Laurentiis, its Chairman & CEO pursuant to which Mr. De Laurentiis may purchase up to 20,000,000 shares of common stock of the Company, exercise price of $.06 per share. While the Company authorized the warrant in the amount of 20,000,000 shares, simultaneous with the issuance of the warrant Mr. De Laurentiis transferred the rights represented by the warrant in the right to buy 500,000 shares of common stock of the company to another. Accordingly, the presentation of the warrant in this report has been limited to the 19,500,000 shares the right to purchase Mr. De Laurentiis actually received.

(4) Consists of a Warrant issued by the Company to David M. Otto, corporate counsel to the Company, pursuant to which Mr. Otto may purchase up to 1,000,000 shares of common stock of the Company, exercise price of $.06 per share and a Warrant issued by the Company to Mr. Otto pursuant to which he may purchase up to 500,000 shares of common stock of the Company, exercise price of $.06 per share.

(5) Consists of a Warrant issued by the Company to Frederick Smith, Jr., its Chief Financial Officer, pursuant to which Mr. Smith may purchase up to 500,000 shares of common stock of the Company, exercise price of $.06 per share and a Warrant issued by the Company pursuant to which Mr. Smith may purchase up to 250,000 shares of common stock of the Company at an exercise price of $.06 per share.

(6) Consists of a Warrant issued by the Company to George Kanakis, its Director, pursuant to which Mr. Kanakis may purchase up to 500,000 shares of common stock of the Company, exercise price of $.06 per share.

(7) Consists of a Warrant issued by the Company to Jeffrey Chartier, its Director, pursuant to which Mr. Chartier may purchase up to 1,000,000 shares of common stock of the Company, exercise price of $.06 per share.

Recent Sales of Unregistered Securities

During the period covered by this 10-KSB, the Company sold the following securities which were not registered under the Securities Act of 1933 (the “Act”) and not reported on any other form:

In February, 2006, Itec Environmental Group, Inc., a Delaware corporation (the “Company” or “Itec”), pursuant to the private offering exemption provided by Section 4(2) of the Securities Act of 1933 (the “Exemption”), in exchange for services provided by Jeffrey Chartier to the Company, the Company issued a warrant to Jeffrey Chartier, its Director, pursuant to which Mr. Chartier may purchase up to 500,000 shares of common stock of the Company at the price of $.12 per share (the “Chartier Warrant”). The Chartier Warrant is exerciseable for a period of ten (10) years and may be exercised for cash. The shares underlying the Chartier Warrant have piggy-back registration rights.

In February, 2006, pursuant to the Exemption, in exchange for services provided by George Kanakis to the Company, the Company issued a warrant to George Kanakis, its Director, pursuant to which Mr. Kanakis may purchase up to 500,000 shares of common stock of the Company at the price of $.12 per share (the “Kanakis Warrant”). The Kanakis Warrant is exerciseable for a period of ten (10) years and may be exercised for cash. The shares underlying the Warrant have piggy-back registration rights.

In December 2005, pursuant to the Exemption, the Company sold 357,143 shares of common stock at a price of approximately $.14 per share for proceeds of $50,000 to three accredited investors: Tiger Paw, Froese and Joe Aldridge.

In November, 2005, pursuant to the Exemption, the Company issued (i) 200,000 shares of the Company's common stock to Todd Weimer and (ii) 200,000 shares of the Company’s common stock to Don Prestage, pursuant to the consulting agreement between the Company, Todd Weimer and Don Prestage entered into in November of 2005. Todd Weimer and Don Prestage’s shares carry piggyback registration rights for the first registration statement filed by the Company.

In November, 2005, pursuant to the Exemption, the Company issued or became obligated to issue 1,500,000 shares of the Company's common stock to Chester Aldridge pursuant to a consulting agreement between the Company and Mr. Aldridge.

In November, 2005, pursuant to the Exemption, the Company issued or became obligated to issue, subject to cancellation, 1,000,000 shares of the Company's common stock to David Baker pursuant to the consulting agreement between the Company and Mr. Baker.

In November, 2005, pursuant to the Exemption, in exchange for services provided to the Company, the Company issued a warrant to purchase 850,000 shares of the Company’s common stock, exercise price of $.001 per share, to Brean Murray & Co., Inc. (“BMCI”), pursuant to the engagement agreement for certain corporate finance and investment banking services being provided pursuant to the corporate finance representation agreement between the parties entered into in May of 2005.

In August, 2005 Itec entered into certain material definitive agreements with twelve individual investors (the “CGF Investors”) including, but not limited to the following: (i) Loan Agreements, (ii) Senior Secured Convertible Promissory Notes $500,000 in the aggregate and (iii) Common Stock Purchase Warrants to purchase an aggregate of 500,000 shares, exercise price of $.13 per share (collectively the “CGF Investors Transaction Documents”).

Pursuant to the CGF Investors Transaction Documents, the CGF Investors loaned Itec $500,000 (the “CGF Investor Loan”), which shall be repaid by Itec upon the earlier of either (i) December 23, 2005, or (ii) completion of the contemplated financing through Itec’s investment bank, BMCI of $7,500,000 in the aggregate (the “Financing”). In connection with the CGF Investor Loan, the CGF Investors may receive Common Stock Purchase Warrants to purchase in the aggregate, 500,000 shares of Itec common stock, if the CGF Investor Loan is not converted into stock pursuant to the promissory notes. The shares of common stock underlying the warrant are exerciseable at an exercise price of $.13 per share. The maturity date of the loan was previously mistakenly reported as December 14, 2005.

In 2005, the Company issued, or became obligated to issue, subject to cancellation, 2,000,000 shares of common stock of the Company to Robert Koch in exchange for services to be performed by Mr. Koch for the Company pursuant to a consulting agreement.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

FORWARD LOOKING STATEMENTS CAUTIONARY

This Item 6. and the report on Form 10KSB for the year ended December 31, 2005 may contain "forward-looking statements." In some cases, you can identify forward-looking statements by terminology such as "may," "will," "should," "could," "expects," "plans," "intends," "anticipates," "believes," "estimates," "predicts," "potential" or "continue" or the negative of such terms and other comparable terminology. These forward-looking statements include, without limitation, statements about our market opportunity, our strategies, competition, expected activities and expenditures as we pursue our business plan, and the adequacy of our available cash resources. Although we believe that the expectations reflected in any forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Actual results may differ materially from the predictions discussed in these forward-looking statements. Changes in the circumstances upon which we base our predictions and/or forward-looking statements could materially affect our actual results. Additional factors that could materially affect these forward-looking statements and/or predictions include, among other things: (1) our limited operating history; (2) our ability to pay down existing debt; (3) our ability to retain the professional advisors necessary to guide us through our corporate restructuring; (4) the risks inherent in the investigation, involvement and acquisition of a new business opportunity; (5) unforeseen costs and expenses; (6) potential litigation with our shareholders, creditors and/or former or current investors; (7) the Company's ability to comply with federal, state and local government regulations; and (8) other factors over which we have little or no control.

Organization and Business - ITEC Environmental Group, Inc. (f.k.a. Beechport Capital Corp. (“Beechport”)) was organized as a Colorado corporation in January 1989, in order to evaluate, structure and complete a merger with or acquisition of prospects consisting of private companies, partnerships or sole proprietorships. At a special September 2002 meeting of the shareholders of Beechport, the Company authorized a merger of Beechport into its wholly-owned subsidiary, Itec Environmental Group, Inc. This business combination resulted in the shareholders of Itec owning approximately 67% of the issued and outstanding shares of the Company’s common stock upon completion of the transaction, and the Company holding 100% of Itec’s common stock. The transaction was accounted for as a reverse merger, and therefore Itec was deemed to be the acquirer, for accounting purposes. This transaction is treated as a recapitalization of Itec, with no revaluation of assets and liabilities. Beechport was a shell corporation at the date of the exchange, and, therefore the acquisition was recorded under the reverse merger guidelines.

Itec Environmental Group, Inc. (“Itec” or the “Company”) was incorporated under the laws of the State of Delaware in March 2000. Itec was formed for the purpose of acquiring certain patented technology and the development of a worldwide market for its usage. The Company's subsidiary, ECO2 Environmental Systems, Inc. (“ECO2”), was incorporated under the laws of the State of Delaware in April 2000. Unless the context indicates otherwise, all references herein to the Company include Itec, its predecessor, Beechport, and its wholly-owned subsidiary, ECO2.

The Company is primarily engaged in activities to become a worldwide supplier of recycled plastics using its proprietary process and equipment and to form strategic alliances to become the major supplier of recycling equipment outside of the United States. The Company has commenced construction of its first recycling line at its Riverbank plant and at December 31, 2005 had invested approximately $2.9 million in the recycling plant construction in progress and installation of equipment necessary to achieve plant production and expects to commence production in 2006.

In June 2005, pursuant to terms of a 4.25% promissory note the Company received into an escrow account $1,990,000, after deduction of $10,000 for loan fees to the lender, from the California Integrated Waste Management Board (the “CIWMB”). The CIWMB makes low interest loans to local government agencies and private business entities within a Recycling Market Development Zone to increase diversion of nonhazardous solid waste from landfills and to promote market demand for secondary and post consumer materials. Approval for the loan was based on the Company's projection to build its first Eco2 Environmental System Plant and to divert post consumer plastic bottles as a result of the loan. Borrowing of CIWMB funds required, among other things, verification of matching funds, which will co-fund equipment purchases. In August 2005 the Company received an investment and deposited funds sufficient to enable the Company to begin construction of its first Eco2 Environmental System Plant recycling plant.

We use patented technology and proprietary equipment to recycle plastic. We license environmental technology using a carbon dioxide cleaning process from Honeywell.  The narrowest application of this environmental technology allows for the 100% recycling of plastic motor oil containers and the residual oil left inside each container.  By using the carbon dioxide cleaning process, the Company can focus on environmental protection and environmental safety by creating no chemical waste disposal in the oil recycling and plastic recycling process.

The Company operates in the evolving field of plastics materials recycling. New developments could both significantly and adversely affect existing and emerging technologies in the field. The Company's success in developing additional marketable products and processes and achieving a competitive position will depend on its ability to retain qualified management personnel and to raise sufficient capital to meet its operating and development needs.

Critical Accounting Policies and Estimates - The preparation of financial statements included in this Annual Report on Form 10-KSB requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  On an on-going basis, management evaluates its estimates and judgments. Management bases its estimates and judgments on historical experiences and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources.  Actual results may differ from these estimates under different assumptions or conditions.  The more significant accounting estimates inherent in the preparation of the Company's financial statements include estimates as to the valuation of equity related instruments issued, and valuation allowance for deferred income tax assets. Our accounting policies are described in the notes to financial statements included in this Annual Report on Form 10-KSB. The more critical accounting policies are as described below.

Going concern presentation - The accompanying consolidated financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. The Company has incurred recurring losses from operations and has a net working capital deficiency and net capital deficiency that raises substantial doubt about its ability to continue as a going concern. The Report of Independent Registered Public Accounting Firm included in this Annual Report on Form 10-KSB stated that these conditions, among others, raise substantial doubt about the Company’s ability to continue as a going concern. Company management intends to raise additional debt and equity financing to fund future operations and to provide additional working capital. However, there is no assurance that such financing will be obtained in sufficient amounts necessary to meet the Company’s needs. The accompanying consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that may result from the outcome of this uncertainty.

Accounting for Derivatives - The Company evaluates its convertible debt, options, warrants or other contracts to determine if those contracts or embedded components of those contracts qualify as derivatives to be separately accounted for under Statement of Financial Accounting Standards 133 “Accounting for Derivative Instruments and Hedging Activities” and related interpretations including EITF 00-19 “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock”. The result of this accounting treatment is that the fair value of the embedded derivative is marked-to-market each balance sheet date and recorded as a liability. In the event that the fair value is recorded as a liability, the change in fair value is recorded in the consolidated statement of operations as other income or expense. Upon conversion or exercise of a derivative instrument, the instrument is marked to fair value at the conversion date and then that fair value is reclassified to equity. Equity instruments that are initially classified as equity that become subject to reclassification under SFAS 133 are reclassified to liability at the fair value of the instrument on the reclassification date.

Revenue recognition - The Company will recognize revenue when there is persuasive evidence of an arrangement, the product has been delivered or the services have been provided to the customer, the sales price is fixed or determinable, and collectibility is reasonably assured. The Company will recognize revenues from sales of recycled products upon delivery to customers. The Company will recognize revenues from sales of equipment or systems outside the United States once configuration of such systems are completed and accepted by the customer.

Income taxes - The Company utilizes SFAS No. 109, “Accounting for Income Taxes,” which requires recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred income taxes are recognized for the tax consequences in future years of differences between the tax bases of assets and liabilities and their financial reporting amounts at each period end based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to amounts expected to be realized. The provision for income taxes represents the tax payable for the period and change during the period in net deferred tax assets and liabilities.

Stock-based compensation - The Company did not issue options or warrants to employees prior to 2005. Effective January 1, 2005, the Company accounts for all options and warrant grants to employees and consultants in accordance with SFAS 123R, which requires recording an expense over the requisite service period for the fair value of all options or warrants granted employees and consultants.

Results of Operations - We had no revenues in 2005, compared with $1,750 in 2004, and inception to date revenues of $494,387. The decline of revenue in 2005 and the small amount of revenue in 2004 was a result of a change in business strategy from the marketing of equipment and licensing of the System technology, to building our own plant for the recycling of plastic. This change in business strategy required our management to focus their efforts on raising capital of approximately $5.2 million in 2004 and 2005 to fund our revised business strategy. We are a development stage company and accordingly have not as yet begun generating operational revenues.

Total operating expense for 2005 is $10,531,972 compared with $2,282,930 in 2004. The increase of $8,249,042, or 361%, is due primarily to stock-based compensation expense of approximately $5.2 million recorded for legal and consulting fees for corporate financing and capital raising efforts, of warrant expense to officers of approximately $3.1 million included in general and administrative expense and other general and administrative expenses. These increases are directly related to the use by the Company of legal and strategic business consultants, who have assisted us in our redirection and recapitalization efforts, which have been paid through issuance of common stock and warrants. Consulting and legal fees were approximately $6,164,053 and $1,192,390 for the years ended December 31, 2005 and 2004, respectively. Additionally, we granted fully-vested warrants to our Chief Executive Officer and Chief Financial Officer for their continued efforts in developing our business objectives. Pursuant to guidelines of SFAS 123R, we recorded the fair value of the warrants granted as compensation expense in the amount of approximately $3,131,000, which is included in general and administrative expense. All remaining payroll expenses represent payroll accruals for these same executive officers who are continuing to provide services without receiving full cash remuneration.

The Company recorded interest expense of $2,386,301 for 2005, as compared to $273,327 for 2004. The increase is due to increased borrowing during 2005, the majority of which represents amortization of deferred debt issue costs and debt discount recorded in connection with such borrowings.

The Company recorded a gain on extinguishment of debt of $292,389 and $634,211 during 2005 and 2004, respectively. The Company recorded a loss on conversion of notes payable for stock in 2005 of $515,864.

Net loss increased to $15,324,904 for the year ended December 31, 2005, compared with $2,237,699 for 2004, due primarily to increased consulting and professional fees, stock-based officer compensation general and administrative expense and increased interest expense, as described above.

At December 31, 2005, the Company has substantial net operating loss carry-forwards available to offset future income taxes which expire through 2024.  Realization is dependent on generating sufficient taxable income prior to expiration of the loss carry-forwards.  A change of greater than 50% of the Company ownership could significantly reduce the availability of these tax credits.  The Company continues to provide a full valuation allowance to reduce its net deferred tax asset to zero, inasmuch as Company management has not determined that realization of deferred tax assets is more likely than not.

Liquidity and Capital Resources - Historically, our cash needs have been satisfied primarily through proceeds from private placements of our equity securities and debt instruments including debt instruments convertible into our equity securities.  We expect to continue to be required to raise capital in the future, but cannot guarantee that such financing activities will be sufficient to fund our current and future projects and our ability to meet our cash and working capital needs.

At December 31, 2005, we had a working capital deficit of approximately $7.4 million (including fair value liabilities for warrants and embedded derivative of $3.5 million), compared to a working capital deficit of $1.6 million at December 31, 2004.  At December 31, 2005, we had total assets of $3.1 million and a total stockholders’ deficit of $6.4 million, compared with total assets of $423,000 and total stockholder's deficit of $1.9 million at December 31, 2004. Total assets increased primarily due to the $2.6 million increase in property and equipment relating to the construction of the Company’s recycling plan, utilizing the proceeds of the $2,000,000 equipment acquisition/matching funds loan from the California Waste Management Board (CIWMB) and of $600,000 of borrowings designated for equipment matching purchases and related equipment purchases. At December 31, 2005, there was cash of approximately $58,000 held in an escrow account for release upon presentation of equipment purchase invoices.

During 2005, cash used by operating activities increased to $1.4 million from $854,000 in 2004, due primarily to an increase in net loss of offset by non-cash expenses. During 2005, cash used by investing activities was approximately $2.7 million due to building our recycling plant. During 2005, we received approximately $2 million in proceeds from issuances of notes payable, $392,000 from issuances of common stock and $1.9 million in fund draws from the CIWMB restricted cash escrow account while repaying approximately $221,000 in loans and leases.

At December 31, 2005, the Company does not have sufficient cash to meet its needs for the next twelve months. However, the Company continues to be in the process of raising funds, and Company management anticipates being able to raise sufficient cash to meet the Company’s needs through 2006. There is no guarantee, however, that our efforts will result in raising cash in amounts sufficient to meet the Company’s needs.

During 2006, the Company has received subscriptions and related funds into escrow pursuant to a private placement memorandum in which $2.5 million, which can be increased to $5 million, of bridge financing is to be raised through the offering of a minimum of 20 Units for $25,000 per unit. Each Unit consists of a $25,000 junior secured subordinated convertible debenture, bearing interest at 10% with principal and accrued interest due in 18 months from issuance (“maturity date”), convertible immediately and up to the maturity date, into shares of the Company’s common stock at a price of $0.0975 per share, and a warrant, with a cashless exercise provision, to purchase 75,000 shares of restricted common stock of the Company, exercisable for approximately 10 years (expires April 15, 2015) at an exercise price of $0.06 per share. The conversion price of the debentures and exercise price of the warrant are subject to anti-dilution downward adjustments in the event the Company sells common stock or securities convertible into common stock at a price below the conversion or exercise prices, and subject to other adjustments as described below relating to the registration rights. The security is subordinated only to the security interest granted to CIWMB. The shares underlying the debentures and warrants are subject to piggy back registration rights. In addition a registration statement must be filed within 30 days after an investor elects to convert all or any portion of the debenture. If the registration statement is not filed within that time frame the investor shall be paid 10% of the shares of common stock into which the debenture converts in additional cashless exercise warrants at an exercise price of $.06 per share for each 30 days beyond the initial 30 day period. If the registration statement is not effective within 180 days after filing, the investor will get paid 10% of the shares of common stock into which the debenture converts in additional cashless exercise warrants at an exercise price of $.06 for each 30 days beyond the initial 150 day period. Should the Securities and Exchange Commission fail to declare a registration statement effective on or before May 1, 2007 or should such registration statement thereafter cease to be effective, then the conversion price shall decrease by $.03 upon the occurrence of every 30-day period thereafter (or part thereof) that the registration statement shall not be declared or remain effective, provided, however, that in no event shall the aggregate reduction in conversion price be greater than $.0975. Through April 2006, funds totaling approximately $1.1 million have been received into escrow upon subscription for Units and three prior notes holders converted their notes totaling $150,000 plus accrued interest into the subscription unit. The Company has not closed the offering as of May 1, 2006 and the debentures and warrants have not been issued. The Company believes that the embedded conversion option in the debenture qualifies as a derivative under FASB Statement 133 and related interpretations since the debenture conversion price is variable, and thus the debenture instrument will be separated into a debt instrument and embedded option instrument for financial statement purposes and the embedded option instrument will be recorded as a liability at fair value with marked to fair value through statement of operations as other income or expense. Due to the authorized shares issue this causes under EITF 00-19, the warrants will also be classified as a warrant liability to be marked to fair value through the statement of operations.

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

In December 2004, the Financial Accounting Standards Board issued SFAS No. 151, “Inventory Costs, an amendment of ARB No. 43, Chapter 4”, which clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs, and charges regardless of whether they meet the criterion of “so abnormal” that was originally stated in Accounting Research Bulletin No. 43, chapter 4. In addition, SFAS No. 151 requires that the allocation of fixed production overheads to conversion costs be based on the normal capacity of the production facilities. SFAS No. 151 is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. Implementation of this new standard to did not have a material impact on its financial position, results of operations or cash flows.

In December 2004, the Financial Accounting Standards Board Statement issued SFAS No. 153, “Exchanges of Nonmonetary Assets - an amendment of APB Opinion No. 29”, which amends Opinion 29 by eliminating the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. SFAS No. 153 is effective for a fiscal year beginning after June 15, 2005, and implementation is done prospectively. Implementation of this new standard did not have a material impact on its financial position, results of operations and cash flows.

In May 2005, the FASB issued Statement of Financial Accounting Standards No. 154, “Accounting Changes and Error Corrections”, (SFAS 154”). SFAS 154 replaces APB Opinion No. 20, “Accounting Changes,” and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements,” and changes the requirements for the accounting for and reporting of a change in accounting principle. The Company is required to adopt SFAS 154 in 2007. The Company's results of operations and financial condition will only be impacted by SFAS 154 if the Company implements changes in accounting principles that are addressed by the standard or correct accounting errors in future periods.

ITEM 7. FINANCIAL STATEMENTS

The company changed independent public auditors in 2005. See, Item 8 below. The financial statements for the fiscal years ended December 31, 2004 and December 31, 2003 are reported on by our former auditors, which report is included in this form10KSB for the year ended December 31, 2005 with their reissued opinion. The financial statements for the fiscal years ended December 31, 2002 and December 31, 2001 are reported on by different former auditors, which report is included in this Form 10KSB for the year ended December 31, 2005.
Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of:
ITEC Environmental Group, Inc.
(A Development Stage Company)

We have audited the accompanying consolidated balance sheet of ITEC Environmental Group, Inc. and Subsidiary (A Development Stage Company) as of December 31, 2005 and the related consolidated statements of operations, changes in stockholders' deficit, and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit. The financial statements as of December 31, 2004 were audited by other auditors whose report dated March 19, 2005 on those statements included an explanatory paragraph describing conditions that raised substantial doubt about the Company’s ability to continue as a going concern. The financial statements for the period March 28, 2000 (inception) through December 31, 2004 include total revenues and net loss of $494,387 and $10,061,500, respectively. Our opinion on the statements of operations, changes in stockholders’ equity (deficit), and cash flows for the period March 28, 2000 (inception) through December 31, 2005, insofar as it relates to amounts for periods through December 31, 2004, is based solely on the reports of other auditors’.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of ITEC Environmental Group, Inc. and Subsidiary (A Development Stage Company) as of December 31, 2005 and the consolidated results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements the Company reported a net loss of $15,324,904 and used cash for operating activities of $1,364,227 during the year ended December 31, 2005, and, as of that date, had a working capital deficiency of $7,388,811 and total stockholders' deficiency of $6,474,315, which includes accumulated losses from March 28, 2000 (inception) to December 31, 2005 of $25,386,404. In addition, on November 1, 2005 the Company defaulted on the principal and accrued interest payment on a $600,000 loan and in December 2005 defaulted on another $600,000 of loans to a group of investors as more fully described in Notes 5 and 9. These matters raise substantial doubt about the Company’s ability to continue as a going concern. Management's plans as to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

SALBERG & COMPANY, P.A.
Boca Raton, Florida
May 1, 2006

Report of Independent Certified Public Accountants

Board of Directors and Shareholders
ITec Environmental Group, Inc.
(A Development Stage Company)

We have audited the accompanying consolidated statements of operations, shareholders' equity and cash flows of ITec Environmental Group, Inc., (a Development Stage Company) (“ITec”), for the year ending December 31, 2004 and 2003. These consolidated financial statements are the responsibility of Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. We did not audit the consolidated financial statements of ITec from inception on March 28, 2000 through December 31, 2002. The consolidated financial statements as of December 31, 2002 and for the period from inception on March 28, 2000 through December 31, 2002, were audited by other auditors whose reports reflected a net loss of $6,190,267 of the total net loss from inception to December 31, 2004. Those statements were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to the amounts included for such prior periods, is based solely on the report of the other auditors.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the results of operations of ITec Environmental Group, Inc., (a Development Stage Company), as of December 31, 2004, and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

The other auditor’s report on the 2002 financial statements of ITec included an explanatory paragraph describing conditions that raised substantial doubt about the Company’s ability to continue as a going concern.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in the Note 2 to the consolidated financial statements, the Company has suffered recurring losses and has incurred a net loss of $2,237,699 during the year ended December 31, 2004. This condition raises substantial doubt about the Company’s ability to continue as going concern. Management plans to raise additional equity and pursue financing arrangements to remedy the capital and loss deficiencies. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Pohl, McNabola, Berg & Company, LLP

Pohl, McNabola, Berg & Company LLP
San Francisco, CA
March 19, 2005

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANT

The Shareholders
ITEC ENVIRONMENTAL GROUP,INC
(A Development-Stage Company)

I have audited the accompanying consolidated statements of operations, changes in stockholders' deficit, and cash flows of ITEC ENVIRONMENTAL GROUP, INC AND SUBSIDIARY (A Development-Stage Company) for the years ended December 31, 2002 and 2001 included in the development stage period from March 28, 2000 (inception) to December 31, 2005. These consolidated financial statements are the responsibility of management. My responsibility is to express an opinion on these consolidated financial statements based on my audit. Other Auditors, whose report, dated April 3, 2001, expressed an opinion on these financial statements, audited the financial statements of Itec for the period from inception on March 28, 2000 through December 31 2000. The financial statements for the period from inception on March 28, 2000 through December 31 2000 reflect a loss of $1,413,949 of the total net loss from inception. The other auditors' report has been furnished to us, and my opinion, insofar as it relates to the amounts included for such prior periods, is based solely on the report of the other auditors.

I conducted my audit in accordance with the auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audits provide a reasonable basis for my opinion.

In my opinion, the consolidated financial statements for the years ended December 31, 2002 and 2001 included in the development stage period from March 28, 2000 (inception) to December 31, 2005 present fairly, the consolidated operations, changes in stockholders' deficit and cash flows of ITEC ENVIRONMENTAL GROUP, INC., (a development stage company), for the years then ended in conformity with generally accepted accounting principles consistently applied.

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
An Accountancy Corporation

Beverly Hills, California
March 28, 2003

ITEC Environmental Group, Inc. and Subsidiary
(A Development Stage Company)

Financial Statements

December 31, 2005 and 2004

ITEC Environmental Group, Inc. and Subsidiary
(A Development Stage Company)
Consolidated Balance Sheet
December 31, 2005

Current assets
Cash and cash equivalents	$32,365
Restricted cash held in escrow	57,854
Inventories	67,664
Prepaid expenses and other current assets	16,445
Total current assets	174,328
Property and equipment, net	2,805,545
Notes receivable - officer	147,973
Deposits	36,739

Total assets	$3,164,585

Current liabilities
Accounts payable	$667,957
Accounts payable - related party	114,861
Accrued compensation and other amounts due officers	862,741
Accrued liabilities	506,672
Current portion of capital lease obligations	9,233
Notes and convertible notes payable issued and due in 2005	1,350,000
Current portion of California Integrated Waste Management Board note payable	92,794
Fair value liability for convertible notes payable embedded derivative	159,032
Fair value liability for warrants	3,445,869
Loans payable issued prior to 2004	353,980
Total current liabilities	7,563,139
Non-current liabilities
Capital lease obligations, net of current portion	13,484
Notes payable to California Integrated Waste Management
Board, net of discount of $9,500 and of current portion	1,897,706
Total non-current liabilities	1,911,190
Total liabilities	9,474,329

Commitments and contingencies (Note 9)

Common stock price reduction contingency	164,571

Stockholders' Deficit
Preferred stock, $0.001 par value, 10,000,000 shares
authorized , none issued and outstanding	—
Common stock, $0.001 par value, 750,000,000 shares
authorized, 62,325,024 shares issued and outstanding	62,325
Additional paid-in capital	19,357,764
Deferred stock-based consulting	(508,000)
Deficit accumulated during the development stage	(25,386,404)
Total stockholders' deficit	(6,474,315)

Total liabilities and stockholders' deficit	$3,164,585

See accompanying notes to consolidated financial statements.

ITEC Environmental Group, Inc. and Subsidiary
(A Development Stage Company)
Consolidated Statements of Operations

	Year ended December 31,		March 28,2000 (inception) through December 31,
	2005	2004	2005

Revenue	$—	$1,750	$494,387
Cost of goods sold	—	68,704	295,977
Gross profit	—	(66,954)	198,410
Operating expenses
Technology development	302,764	166,102	814,352
Consulting and legal fees	6,164,053	1,192,390	11,164,125
General and administrative	4,065,155	924,438	8,503,993
Total operating expenses	10,531,972	2,282,930	20,482,470

Loss from operations	(10,531,972)	(2,349,884)	(20,284,060)
Other expense (income)
Interest expense	2,386,301	273,327	3,070,909
Loss on conversion of notes payable for stock	515,864	—	515,864
Gain on extinguishment of debt	(292,389)	(634,211)	(926,600)
Change in fair value liability of warrants and derivatives	2,183,156	—	2,183,156
Other expense	—	247,899	254,067
Total other (income) expense	4,792,932	(112,985)	5,097,396

Net loss before income taxes	(15,324,904)	(2,236,899)	(25,381,456)
Provision for income taxes	—	800	4,948

Net loss	$(15,324,904)	$(2,237,699)	$(25,386,404)

Net loss per share, basic and diluted	$(0.53)	$(1.40)	$(5.96)

Weighted average shares used
in computing net loss per share, basic and diluted	28,789,927	1,595,427	4,260,523

See accompanying notes to consolidated financial statements.

ITEC Environmental Group, Inc. and Subsidiary
(A Development Stage Company)
Consolidated Statement of Changes in Stockholders' Deficit
For the Years Ended December 31, 2005 and 2004 and for the Period from March 28, 2000 (inception) through December 31, 2005

					Deficit accumulated
				Deferred	during the
	Common stock		Additional	stock-based	development
	Shares	Amount	paid-in capital	consulting	stage	Total

Balance at March 28, 2000	—	$—	$—	$—	$—	$—
Sale of common stock	40,315	40	6,612			6,652
Net loss					(1,215,313)	(1,215,313)
Balance at December 31, 2000	40,315	40	6,612	—	(1,215,313)	(1,208,661)
Common stock issued in connection with reverse merger	20,291	21	(21)			—
Common stock issued for services	16,315	16	1,092,112			1,092,128
Net loss					(2,411,222)	(2,411,222)
Balance at December 31, 2001	76,921	77	1,098,703	—	(3,626,535)	(2,527,755)
Sale of common stock	135,182	135	1,641,767			1,641,902
Common stock issued for services	42,425	43	888,395			888,438
Net loss					(2,563,732)	(2,563,732)
Balance at December 31, 2002	254,528	255	3,628,865	—	(6,190,267)	(2,561,147)
Sale of common stock	36,618	37	172,903			172,940
Common stock issued for compensation	12,121	12	71,988			72,000
Common stock issued for services	124,481	124	820,013			820,137
Warrants issuance			6,000			6,000
Share adjustment	(403)					—
Net loss					(1,633,534)	(1,633,534)
Balance at December 31, 2003	427,345	428	4,699,769	—	(7,823,801)	(3,123,604)
Common stock issued for notes payable conversion	1,006,625	1,007	1,863,235			1,864,242
Common stock issued for accounts payable conversion	318,434	318	285,181			285,499
Common stock issued for debt conversion	1,170,434	1,171	306,286			307,457
Common stock issued for Directors compensation	149,775	150	240,350			240,500
Common stock issued for services	3,826,301	3,826	1,930,937			1,934,763
Common stock issued for future legal services				(1,177,418)		(1,177,418)
Net loss					(2,237,699)	(2,237,699)
Balance at December 31, 2004	6,898,914	6,900	9,325,758	(1,177,418)	(10,061,500)	(1,906,260)
Warrants issued to officers for services	—	—	3,130,766	—	—	3,130,766
Common stock issued for services	33,647,088	33,647	4,642,591	(1,425,292)		3,250,946
Common stock returned in settlement of debt	(1,342,692)	(1,343)	(119,500)			(120,843)
Common stock issued for notes payable conversion	20,542,303	20,542	544,210			564,752
Excess of fair value of common stock issued over face amount of note payable converted to common stock			515,864			515,864
Fair value of derivative liability upon conversion of notes payable			1,489,977			1,489,977
Common stock issued for cash, net of amount contingently refundable	2,579,411	2,579	224,749			227,328
Fair value of stock purchase rights issued with sale of common stock, recored as derivative liability			(391,900)			(391,900)
Contribution of warrants for assignment			46,400			46,400
Fair value of warrants reclassified to derivative liabilities			(51,151)			(51,151)
Amortization of deferred stock-based consulting expense				2,094,710		2,094,710
Net loss					(15,324,904)	(15,324,904)

Balance at December 31, 2005	62,325,024	$62,325	$19,357,764	$(508,000)	$(25,386,404)	$(6,474,315)

See accompanying notes to consolidated financial statements.

ITEC Environmental Group, Inc. and Subsidiary
(A Development Stage Company)
Consolidated Statements of Cash Flows

			March 28,2000
			(inception)
			through
	Year ended December 31,		December 31,
	2005	2004	2005

Cash flows from operating activities:
Net loss	$(15,324,904)	$(2,237,699)	$(25,386,404)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation	57,004	57,007	168,120
Amortization	5,500	10,000	50,500
Gain on extinguishment of debt	(292,388)	(634,211)	(926,599)
Loss on conversion of debt for common stock	515,864	—	515,864
Change in fair value of warrants and derivatives	2,183,156		2,183,156
Issuance of common stock for services	3,250,946	757,345	6,808,994
Issuance of common stock for compensation	—	240,500	312,500
Issuance of warrants for compensation	3,130,766	—	3,130,766
Issuance of warrants to consultants recorded as derivatiive liabilities	615,946	—	615,946
Warrants paid to consultants by principle stockholder	46,400	—	46,400
Amortization of deferred stock based fees	2,094,710	—	2,094,710
Amortization of debt issue costs and discount	1,852,724	—	1,852,724
Changes in operating assets and liabilities:
Accounts receivable	—	268,987	—
Inventory	(67,664)	55,094	(67,664)
Prepaid expenses and deposits	18,024	(48,569)	(53,185)
Accounts payable	138,463	(2,467)	1,068,317
Accrued liabilities	411,226	679,320	1,878,594
Net cash used in operating activities	(1,364,227)	(854,693)	(5,707,261)
Cash flows from investing activities:
Purchase of property, plant & equipment	(2,668,948)	—	(2,924,636)
Purchase of license fees	—	—	(50,000)
Advances (repayments) made on notes receivable from officer	—	14,690	(147,973)
Net cash provided by (used in) investing activities	(2,668,948)	14,690	(3,122,609)
Cash flows from financing activities:
Cash draws from CIWMB restricted escrow funds	1,932,146	—	1,932,146
Principal payments on capital lease obligations	(11,320)	(4,851)	(26,311)
Proceeds from sale of common stock	391,901	—	2,213,395
Proceeds from issuance of notes payable	1,957,300	901,095	5,003,858
Payments on notes payable	(90,353)	(51,000)	(141,353)
Payments on notes payable - officers	(119,500)		(119,500)
Net cash provided by financing activities	4,060,174	845,244	8,862,235

Net increase in cash and cash equivalents	26,999	5,241	32,365

Cash and cash equivalents, beginning of period	5,366	125	—

Cash and cash equivalents, end of period	$32,365	$5,366	$32,365

Supplemental disclosures of cash flow information:
Cash paid for interest	$83,521	$—	$192,988
Cash paid for income taxes	$—	$1,600	$4,000

Supplemental Disclosure of non-cash investing and financing activities
Common stock issued for services	$—	$757,345	$3,558,048
Common stock issued for compensation	$—	$240,500	$312,500
Common stock issued for debt conversion or settlement	$736,399	$3,091,408	$3,827,807
Common stock issued for future legal fees	$—	$1,177,418	$1,177,418
Restricted cash loan proceeds into escrow	$1,990,000	$—	$1,990,000
Debt discounts	$1,520,524	$—	$1,520,524
Deferred stock based consulting	$1,425,292	$—	$1,425,292
Deferred debt issue costs	$332,200	$—	$332,200
Reclassification of fair value of derivatives to equity	$1,489,977	$—	$1,489,977
Reclassification of fair value of warrant to derivative liability	$51,152	$—	$51,152

See accompanying notes to consolidated financial statements.

ITEC Environmental Group, Inc. and Subsidiary
(A Development-Stage Company)
Notes to Consolidated Financial Statements
December 31, 2005 and 2004

Note 1. Description of Business and Summary of Significant Accounting Policies

Organization and Business - ITEC Environmental Group, Inc. (f.k.a. Beechport Capital Corp. (“Beechport”)) was organized as a Colorado corporation in January 1989, in order to evaluate, structure and complete a merger with or acquisition of prospects consisting of private companies, partnerships or sole proprietorships. At a special September 2002 meeting of the shareholders of Beechport, the Company authorized a merger of Beechport into its wholly-owned subsidiary, Itec Environmental Group, Inc. This business combination resulted in the shareholders of Itec owning approximately 67% of the issued and outstanding shares of the Company’s common stock upon completion of the transaction, and the Company holding 100% of Itec’s common stock. The transaction was accounted for as a reverse merger, and therefore Itec was deemed to be the acquirer, for accounting purposes. This transaction is treated as a recapitalization of Itec, with no revaluation of assets and liabilities. Beechport was a shell corporation at the date of the exchange, and, therefore the acquisition was recorded under the reverse merger guidelines.

Itec Environmental Group, Inc. (“Itec” or the “Company”) was incorporated under the laws of the State of Delaware in March 2000. Itec was formed for the purpose of acquiring certain patented technology and the development of a worldwide market for its usage. The Company's subsidiary, ECO2 Environmental Systems, Inc. (“ECO2”), was incorporated under the laws of the State of Delaware in April 2000. Unless the context indicates otherwise, all references herein to the Company include Itec, its predecessor, Beechport, and its wholly-owned subsidiary, ECO2.

The Company is primarily engaged in activities to become a worldwide supplier of recycled plastics using its proprietary process and equipment and to form strategic alliances to become the major supplier of recycling equipment outside of the United States. The Company has commenced construction of its first recycling line at its Riverbank plant and at December 31, 2005 had invested approximately $2.9 million in the recycling plant construction in progress and installation of equipment necessary to achieve plant production and expects to commence production in 2006.

In June 2005, pursuant to terms of a 4.25% promissory note the Company received into an escrow account $1,990,000, after deduction of $10,000 for loan fees to the lender, from the California Integrated Waste Management Board (the “CIWMB”). The CIWMB makes low interest loans to local government agencies and private business entities within a Recycling Market Development Zone to increase diversion of nonhazardous solid waste from landfills and to promote market demand for secondary and post consumer materials. Approval for the loan was based on the Company's projection to build its first Eco2 Environmental System Plant and to divert post consumer plastic bottles as a result of the loan. Borrowing of CIWMB funds required, among other things, verification of matching funds, which will co-fund equipment purchases. In August 2005 the Company received an investment and deposited funds sufficient to enable the Company to begin construction of its first Eco2 Environmental System Plant recycling plant. On October 6, 2005, the Company received notice that the California State Department of Conservation, Division of Recycling has issued a conditional loan guarantee approval to the Company for $2,498,000, which has not yet been utilized. The Company had 40 days to obtain a loan at which time the California State Department of Conservation, Division of Recycling would make a second review prior to making a final determination of the loan guarantee. On December 2, 2005, the 40 day period was extended to February 2, 2006 and then on March 27, 2006 it was again extended to April 14, 2006. The loan guarantee is not ensured until the California State Department of Conservation, Division of Recycling Loan Note Guarantee is signed and executed by the California State Department of Conservation, Division of Recycling. As of May 1, 2006 the Company has not obtained a loan.

 Business risks and uncertainties - The Company operates in the evolving field of plastics materials recycling. New developments could both significantly and adversely affect existing and emerging technologies in the field. The Company's success in developing additional marketable products and processes and achieving a competitive position will depend on its ability to retain qualified management personnel and to raise sufficient capital to meet its operating and development needs. While the Company is seeking financing through equity and loans, there can be no assurance that the Company will be successful in accomplishing its objectives.

Basis of presentation and Going Concern - The accompanying consolidated financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. The Company has reported recurring losses, cash used by operating activities and has a net working capital deficiency that raises substantial doubt about its ability to continue as a going concern. The Company reported a net loss of $15,324,904 and used cash for operating activities of $1,364,227 during the year ended December 31, 2005, and, as of that date, had a working capital deficiency of $7,388,811 and total stockholders' deficiency of $6,474,315, which includes accumulated losses from March 28, 2000 (inception) to December 31, 2005 of $25,386,404. In addition, on November 1, 2005 the Company defaulted on the principal and accrued interest payment on a $600,000 loan and in December 2005 defaulted on another $600,000 of loans to a group of investors. Demand notices were received by the Company in April 2006. (See Notes 5 and 9)

ITEC Environmental Group, Inc. and Subsidiary
(A Development-Stage Company)
Notes to Consolidated Financial Statements
December 31, 2005 and 2004

Company management intends to raise additional debt and/or equity financing to fund future capital expenditures, operations and to provide additional working capital. However, there is no assurance that such financing will be obtained in sufficient amounts necessary to meet the Company's needs. In view of these matters, continuation as a going concern is dependent upon the Company's ability to meet its financing requirements, raise additional capital, and the success of its future operations or completion of a successful business combination

The accompanying consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that may result from the possible inability of the Company to continue as a going concern.

Use of estimates in the preparation of financial statements - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates. The more significant accounting estimates inherent in the preparation of the Company's financial statements include estimates as to the depreciable lives of property and equipment, valuation of inventory, valuation of equity related instruments and derivatives issued, and valuation allowance for deferred income tax assets.

Principles of Consolidation - The consolidated financial statements include the accounts of ITEC Environmental Group, Inc. and its wholly-owned subsidiary. All material intercompany balances and transactions have been eliminated in consolidation

Cash and cash equivalents - The Company considers deposits that can be redeemed on demand and investments that have original maturities of less than three months when purchased to be cash equivalents.

Restricted cash in escrow - In 2005, the Company received cash from the California Integrated Waste Management Board pursuant to a $2,000,000 note payable, and received cash from an investor fund pursuant to $600,000 notes payable. Funds received from these borrowings have been placed in escrow, with draws made by the Company upon satisfaction of certain conditions, including among others, presentation of invoices for purchases of authorized equipment to be financed. These funds have been classified as Restricted Cash in Escrow as they are not otherwise available for use by the Company.

Allowance for doubtful accounts - The Company used the allowance method to account for uncollectible accounts receivable. The Company provides an allowance for doubtful accounts equal to the estimated uncollectible amounts, and the allowance estimate is based on a review of the current status of trade accounts receivable. It is reasonably possible that the Company’s estimate of the allowance for doubtful accounts will change. During 2005 and 2004, the Company recorded a provision for doubtful accounts of $ 0 and $311,423, respectively.

Inventory - Inventory is comprised of raw materials and recorded at cost determined on a first-in first-out basis.

Property and equipment - Property and equipment are recorded at cost less accumulated depreciation and amortization. Expenditures for major additions and improvements are capitalized, and minor maintenance, repairs and replacements are charged to expense as incurred. When property and equipment are retired or otherwise disposed of, the cost and accumulated depreciation are removed from the accounts and any resulting gain or loss is included in the results of operations. Depreciation and amortization are provided using the straight-line method over the estimated useful lives of the respective assets, which are 3 years for computer equipment and software and furniture and fixtures, 5 to 7 years for manufacturing equipment and the lesser of estimated useful lives or lease term for leasehold improvements.

Assets held under capital leases - Assets held under capital lease are recorded at the lower of the net present value of the minimum lease payments or the fair value of the leased asset at the inception of the lease. Amortization expense is computed using the straight-line method over the shorter of the estimated useful lives of the assets or the period of the related lease.

Intangible assets - The Company has adopted Statement of Financial Accounting Standards No. 142 (“SFAS 142”), “Goodwill and Other Intangible Assets.” SFAS 142 requires that intangibles be tested for impairment on an annual basis and between annual tests in certain circumstances. The Company generally determines the fair value of its intangible assets using the expected present value of future cash flows, giving consideration to the market comparable approach. The carrying value and useful lives of intangible assets are based on management’s assessment of recoverability. Management periodically evaluates whether certain circumstances may affect the estimated useful lives or the recoverability of the unamortized balance of intangible assets using both objective and subjective factors. Objective factors include management’s best estimates of projected future earnings and cash flows and analysis of recent sales and earnings trends. Subjective factors include competitive analysis and the Company’s strategic focus.

ITEC Environmental Group, Inc. and Subsidiary
(A Development-Stage Company)
Notes to Consolidated Financial Statements
December 31, 2005 and 2004

Impairment of long-lived assets - The Company accounts for the impairment and disposition of long-lived assets in accordance with SFAS No. 144. Long-lived assets are reviewed at least annually and whenever indicators of impairment are present and whenever the undiscounted cash flows are not sufficient to recover the related asset carrying amount.

Advance payments - Amounts received in advance of when services are provided or products delivered are recorded as accrued liabilities in the accompanying consolidated balance sheet.

Contingencies - Certain conditions may exist as of the date financial statements are issued, which may result in a loss to the Company, but which will only be resolved when one or more future events occur or fail to occur. The Company's management and its legal counsel assess such contingent liabilities, and such assessment inherently involves an exercise of judgment. In assessing loss contingencies related to legal proceedings that are pending against the Company or unasserted claims that may result in such proceedings, the Company's legal counsel evaluates the perceived merits of any legal proceedings or unasserted claims as well as the perceived merits of the amount of relief sought or expected to be sought therein. If the assessment of a contingency indicates that it is probable that a material loss has been incurred and the amount of the liability can be estimated, then the estimated liability would be accrued in the Company's financial statements. If the assessment indicates that a potentially material loss contingency is not probable but is reasonably possible, or is probable but cannot be estimated, then the nature of the contingent liability, together with an estimate of the range of possible loss if determinable and material, would be disclosed.

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

Accounting for Derivatives - The Company evaluates its convertible debt, options, warrants or other contracts to determine if those contracts or embedded components of those contracts qualify as derivatives to be separately accounted for under Statement of Financial Accounting Standards 133 “Accounting for Derivative Instruments and Hedging Activities” and related interpretations including EITF 00-19 “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock”.

The result of this accounting treatment is that the fair value of the embedded derivative is marked-to-market each balance sheet date and recorded as a liability. In the event that the fair value is recorded as a liability, the change in fair value is recorded in the consolidated statement of operations as an other income or expense. Upon conversion or exercise of a derivative instrument, the instrument is marked to fair value at the conversion date and then that fair value is reclassified to equity. Equity instruments that are initially classified as equity that become subject to reclassification under SFAS 133 are reclassified to liability at the fair value of the instrument on the reclassification date.

Revenue recognition - The Company will recognize revenue when there is persuasive evidence of an arrangement, the product has been delivered or the services have been provided to the customer, the sales price is fixed or determinable, and collectibility is reasonably assured. The Company will recognize revenues from sales of recycled products upon delivery to customers. The Company will recognize revenues from sales of equipment or systems outside the United States once configuration of such systems are completed and accepted by the customer.

Income taxes - The Company utilizes SFAS No. 109, “Accounting for Income Taxes,” which requires recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred income taxes are recognized for the tax consequences in future years of differences between the tax bases of assets and liabilities and their financial reporting amounts at each period end based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to amounts expected to be realized. The provision for income taxes represents the tax payable for the period and change during the period in net deferred tax assets and liabilities.

ITEC Environmental Group, Inc. and Subsidiary
(A Development-Stage Company)
Notes to Consolidated Financial Statements
December 31, 2005 and 2004

Research and development cost - Research and development represent internal costs incurred in connection with the Company’s development of recycling processes, and such costs are expensed as incurred and included in technology development expenses

Stock-based compensation - Financial Accounting Standards Board Statement No. 123 (Accounting for Stock-Based Compensation) encourages, but does not require, companies to record compensation cost for stock-based employee compensation plans based on the fair value of options granted. For years prior to 2005, the Company has elected to continue to account for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25 (Accounting for Stock Issued to Employees) and related interpretations and to provide additional disclosures with respect to the pro forma effects of adoption had the Company recorded compensation expense as provided in FAS-123 through December 31, 2004.

In accordance with APB-25, compensation cost for stock options is recognized in income based on the excess, if any, of the quoted market price of the stock at the grant date of the award or other measurement date over the amount an employee must pay to acquire the stock. Generally, the exercise price for stock options granted to employees equals or exceeds the fair market value of the Company's common stock at the date of grant, thereby resulting in no recognition of compensation expense by the Company.

The FASB released Interpretation No. 44, “Accounting for Certain Transactions Involving Stock Compensation.” This Interpretation addresses certain practice issues related to APB Opinion No. 25 in regards to options or warrants granted to employees and other third-parties. The Company's policies comply with the guidance provided by FIN No.44.

Effective January 1, 2005, the Company accounts for all options and warrant grants to employees and consultants in accordance with SFAS 123R, which requires recording an expense over the requisite service period for the fair value of all options or warrants granted employees and consultants. The Company applied the Modified Prospective Application method for transition from APB 25 to SFAS 123R. There was no cumulative effect from the change in accounting principles from APB 25 to SFAS 123R.

Basic and diluted net loss per share - Basic net loss per common share is computed by dividing net loss applicable to common shareholders by the weighted-average number of common shares outstanding during the period. Diluted net loss per common share is determined using the weighted-average number of common shares outstanding during the period, adjusted for the dilutive effect of common stock equivalents, consisting of shares that might be issued upon exercise of common stock options, warrants or convertible promissory notes. In periods where losses are reported, the weighted-average number of common shares outstanding excludes common stock equivalents, because their inclusion would be anti-dilutive. Potentially dilutive securities include stock options and warrants, and convertible debt securities. Computations of net loss per share for the year ended December 31, 2004, exclude 12,121 shares relating to common shares issuable upon exercise of outstanding warrants. Computations of net loss per share for the year ended December 31, 2005, exclude 6,632,653 shares relating to common shares issuable upon conversion of convertible notes payable, 43,567,930 shares issuable upon exercise of outstanding warrants and 19,458,403 shares issuable upon exercise of rights to purchase common stock. These common stock equivalents could have the effect of decreasing diluted income per share in future periods.

Concentrations - Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash equivalents, restricted cash held in escrow and trade accounts receivables. At times, amounts of cash or cash equivalents in U.S. financial institutions exceed amounts insured by agencies of the U.S. Government.

The Company’s business is reliant on its licensing of technology from Honeywell International, Inc. See Note 4 for a discussion of this concentration and associated risks.

Development-stage company - The Company presents its consolidated financial statements in accordance with SFAS No. 7 “Accounting and Reporting by Development Stage Enterprises”. This statement specifies the guidelines for identifying an enterprise in the development stage and the standards of financial accounting and reporting for such an enterprise, which includes among other things, presentation of inception to date consolidated statements of operations, statement of changes in stockholder's deficit and cash flows. Activities during the development stage include raising capital, research and development and related activities to become a worldwidesupplier of recycled plastics and major supplier of recycling equipment outside the United States. The Company has commenced construction of its first recycling line at its Riverbank plant and at December 31, 2005 had invested approximately $2.9 million in the recycling plant construction in progress and installation of equipment necessary to achieve plant production, and expects to commence production in 2006.

ITEC Environmental Group, Inc. and Subsidiary
(A Development-Stage Company)
Notes to Consolidated Financial Statements
December 31, 2005 and 2004

Reclassifications - Certain amounts in the 2004 financial statements have been reclassified to conform with the 2005 presentations.

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

In December 2004, the Financial Accounting Standards Board issued SFAS No. 151, “Inventory Costs, an amendment of ARB No. 43, Chapter 4”, which clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs, and charges regardless of whether they meet the criterion of “so abnormal” that was originally stated in Accounting Research Bulletin No. 43, chapter 4. In addition, SFAS No. 151 requires that the allocation of fixed production overheads to conversion costs be based on the normal capacity of the production facilities. SFAS No. 151 is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. Implementation of this new standard did not have a material impact on its financial position, results of operations or cash flows.

In December 2004, the Financial Accounting Standards Board Statement issued SFAS No. 153, “Exchanges of Nonmonetary Assets - an amendment of APB Opinion No. 29”, which amends Opinion 29 by eliminating the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. SFAS No. 153 is effective for a fiscal year beginning after June 15, 2005, and implementation is done prospectively. Implementation of this new standard did not have a material impact on its financial position, results of operations and cash flows.

In May 2005, the FASB issued Statement of Financial Accounting Standards No. 154, “Accounting Changes and Error Corrections”, (SFAS 154”). SFAS 154 replaces APB Opinion No. 20, “Accounting Changes,” and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements,” and changes the requirements for the accounting for and reporting of a change in accounting principle. The Company is required to adopt SFAS 154 in 2007. The Company's results of operations and financial condition will only be impacted by SFAS 154 if the Company implements changes in accounting principles that are addressed by the standard or correct accounting errors in future periods.

In February 2006, the FASB issued FASB Staff Position SFAS No. 123R-4 “Classification of Options and Similar Instruments Issued as Employee Compensation That Allow for Cash Settlement upon the Occurrence of a Contingent Event.” The FSP amends SFAS 123R for awards with contingent events that are not probable and outside the control of the employee that are settled in cash to classify such awards as an equity award. If the contingent event later becomes probable and the award had been reported as an equity award, the change in classification would be accounted for as a modification. This FSP did not have an impact on the Company's financial statements or results of operations since it does do not have such awards.

Note 2 Inventories

Inventories at December 31, 2005 consist of the following:

Raw materials      $67,664

ITEC Environmental Group, Inc. and Subsidiary
(A Development-Stage Company)
Notes to Consolidated Financial Statements
December 31, 2005 and 2004

Note 3. Property and Equipment

Property and equipment at December 31, 2005 consist of the following:

Manufacturing tools	$23,464
Office furniture and equipment	57,690
Recycling plant construction in progress	2,864,218
Total property and equipment	2,945,572
Less accumulated depreciation and amortization	(139,827)
Property and equipment, net	$2,805,545

The Company has entered into a lease agreement for certain plant equipment, which has been accounted for as a capital lease and capitalized assets are included in amounts of property and equipment. The cost of these leased assets totals $24,595 and at December 31, 2005, accumulated amortization was $13,527. Future minimum lease payments required under this capital lease agreement are $12,389 and $8,512 in 2006 and 2007, respectively, including $1,816 representing interest.

During 2005, the Company capitalized $28,644 of interest into construction in progress.

During 2005, equipment with a net book value of $60,932 was impaired and the net amount was charged to operations as part of general and administrative expenses.

Depreciation in 2005 and 2004 was $57,004 and $57,007, respectively.

Note 4. Technology License

In 2000, the Company entered into a five-year patent license agreement ( see amendment below) with Honeywell International, Inc. (Honeywell), whereby the Company obtained certain worldwide license rights to practice the methods and to make, use, and sell, the products which are covered by the proprietary rights, limited to the field of use of separating and recovering motor oil from high density polyethylene plastic. Under the terms of the agreement, the Company agreed to pay a $50,000 non-refundable initial license fee and certain additional minimum annual royalties commencing upon delivery of the first equipment to an Itec customer. The initial license fee of $50,000 is not creditable toward the minimum annual royalty and was paid in three equal installments. The $50,000 license fee was recorded as an intangible asset and amortized over the initial five year term on a straight-line basis. Accumulated amortization at December 31, 2005 was $50,000, and the net book value was $0. Amortization charged to operations in 2005 was $5,000 and in 2004 was $10,000.

Honeywell may terminate this agreement in the event of a bankruptcy filing or insolvency of the Company, an assignment for the benefit of creditors of the Company, the nationalization of the industry which encompasses any products or services, any suspension of payments under the terms of the agreement by government regulation, the Company's failure to commence manufacture, a substantial change in ownership of the Company (whether resulting from merger, acquisition, consolidation or otherwise), another company or person acquiring control of the Company, or the existence of a state of war between the United States and any country where the Company has a license to manufacture products or provide services. In addition, if either party to the agreement defaults for any reason in any of the obligations under the terms of the agreement, the other party will have the right to terminate the agreement by giving at least 60 days' written notice. Among other things, pursuant to terms of the agreement here are no rights to sub-license granted and require the Company to observe all applicable United States and foreign laws, regulations, rules, and decrees with respect to the transfer of the proprietary rights and related technical data to foreign countries and failure to conform to such laws, regulations, rules and decrees may result in criminal liability.

In July 2005, the Company and Honeywell amended certain terms of the license agreement, which, among other things, extended the agreement to be in effect for the life of the patent. Under this amended Agreement, the Company must pay minimum royalty amount of $50,000 for the calendar year ending December 31, 2006; $100,000 for the calendar year ending December 31, 2007; $200,000 for the calendar year ending December 31, 2008 and $300,000 for calendar years ending December 31, 2009 and thereafter. The royalty provision was amended whereby the Company shall pay a royalty rate of $.05 per pound of recycled plastics sold in the United States which shall be due within 30 days of the close of the previous quarter.

ITEC Environmental Group, Inc. and Subsidiary
(A Development-Stage Company)
Notes to Consolidated Financial Statements
December 31, 2005 and 2004

The first annual minimum payment was due on March 1, 2006 and was not paid as of the date of April 28, 2006.

Note 5.  Notes Payable

Notes payable issued prior to 2004 - In 2000, the Board authorized the issuance of up to 15% of Itec's common stock to various investors. An agreement between Itec's President and the investors was used which allowed participants in the Italian GPDP Program to make loans based on Itec common stock. Funds thus generated (approximately $815,000 at March 31, 2002) were to be repaid when Itec became a public company. Upon repayment of the advances, the investors would retain their stock ownership. To comply with Italian regulations, Itec's President personally issued shares of Itec's common stock to the investors. The funds advanced from the investors were deposited in accounts in Itec’s President's name and the advances were to Itec's President. Based upon the substance of the transactions, the transactions have been presented as Itec borrowings in the accompanying consolidated balance sheet. Itec's President has represented that funds received are assets of Itec and Itec has assumed the related obligation. In years through December 31, 2004 certain amounts were converted to common stock (see Note 6).

In 2000, the Company entered into an agreement with Glenwood Marketing Associates, Inc. (GMA), whereby GMA agreed to lend $1,100,000 to the Company. From this $1,100,000 loan, the Company agreed to pay $200,000 of capital formation fees to GMA. These fees were expensed in the year incurred. The loan bears interest at 10% per annum payable in monthly interest-only payments for the 36-month term of the loan. In November 2004, the Company reached an agreement with GMS to issue 545,475 shares of the Company’s common stock in full settlement for $1,226,242 for the note payable and accrued interest, which was in default and due on demand. The carrying value of amounts payable exceeded the fair market value of common stock transferred by $544,424, and accordingly, a gain from the extinguishment of debt of $544,424 was recorded in 2004.

In 2003, the Company borrowed $100,000 for working capital purposes pursuant to a Note Payable bearing 8% interest annually due and payable in December 2003. Subsequently in 2003, this $100,000 Note became part of a new $600,000 Promissory Note Payable (the “Note”) bearing 8% interest annually due and payable in January 2004. Interest is payable at maturity. The Note Unit consisted of $600,000 principal amount of 8.0% unsecured Note, due January 31, 2004, and a warrant to purchase 6,060 shares of the Company’s common stock at an exercise price of $6.60 per share, which such warrant expired in July 2005. Total funds received of $600,000 were allocated $6,000 to the warrant and $594,000 to the Note. In November 2004, the Company issued 461,150 shares of the Company’s common stock in full settlement for $638,000 for the note payable and accrued interest, which was in default and due on demand. The carrying value of amounts payable exceeded the fair market value of the common stock transferred by $61,591, and accordingly, a gain from extinguishment of debt of $61,591 was recorded in 2004.

Pursuant to terms of Business Loan Agreement, Security Agreements, and $2,000,000 Promissory Note with the California Integrated Waste Management Board (“CIWMB”), in June 2005, the Company received into an escrow account $1,990,000, after deduction of $10,000 for loan fees paid to CIWMB. The loan fee is recorded as a debt discount to be amortized over the 10-year loan term. A portion of loan funds in the amount of $80,000 is reserved for interest payments on the note. Approval for the loan was based on the Company's projection to build its first Eco2 Environmental System Plant and to divert 15,000 tons of post consumer plastic bottles annually as a result of the loan. The promissory note bears interest at 4.25% per annum, with interest only monthly payments during the first year, commencing in June, and then principal and interest monthly payments of $22,548 starting in July 2006 until fully paid in May 2015. The promissory note is collateralized by equipment purchased for the recycling plant, a secondary security interest in all other machinery and equipment and other Company assets, and is guaranteed by the Company's Chief Executive Officer. The Company is permitted to make draws from cash in escrow upon meeting certain conditions, including presentation of equipment invoices, with 75% of each invoice to be paid from the CIWMB loan funds, with the remaining 25% being paid from the Company's working capital. Minimum annual principal payments approximate $93,000 in 2006, $192,000 in 2007, $200,000 in 2008, $209,000 in 2009, $219,000 in 2010 and $1,087,000 thereafter during 2011 through 2015.

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

ITEC Environmental Group, Inc. and Subsidiary
(A Development-Stage Company)
Notes to Consolidated Financial Statements
December 31, 2005 and 2004

In April 2005, the Company issued for cash a 10% note payable for $60,000 due in August 2005, and convertible into shares of Company common stock at a per share price of the lesser of approximately $0.02, or 50% of the closing stock price on the date of conversion. The embedded conversion option qualified as a derivative pursuant to SFAS 133 since the conversion price is variable and the ability to have enough authorized common shares to fulfill its potential obligations under convertible debt contracts is not under the Company control. The fair value of the conversion option of $258,643 was computed using a Black-Scholes option pricing method with the following assumptions: term of .5 years, volatility of 207%, zero dividends and interest rate of 4.45%. The $258,643 was allocated $60,000 to debt discount the maximum to be recorded, and $198,643 to operations as a change in fair value of warrants and derivatives. The discount is amortized to interest expense over the term of the note. In June 2005, the note was converted into 3,029,100 shares of Company common stock in accordance with conversion terms and the then fair value liability of $166,669 was reclassified to equity. The full amount of the $60,000 debt discount has been amortized to interest expense as of December 31, 2005.

In August 2005, the Company borrowed $33,400 on a short-term borrowing arrangement. The proceeds were used for working capital. In August 2005, the Company issued 1,708,472 shares of its common stock upon conversion of the note payable. The Company recorded the excess of estimated fair value of the shares issued (based on the $.23 per share quoted market price on the conversion date) of $359,724 as an increase in additional paid-in capital and as a loss on conversion of notes payable for common stock.

In June 2005, the Company issued for cash a 10% note payable for $128,000 due in October 2005, and convertible into shares of Company common stock at the lesser of 50% of the quoted trade price on the conversion date or $0.045 per share. The embedded conversion option qualified as a derivative pursuant to SFAS 133 since the conversion price is variable and the ability to have enough authorized common shares to fulfill its potential obligations under convertible debt contracts is not under the Company control. The fair value of the conversion option of $155,729 was computed using a Black-Scholes option pricing method with the following assumptions: term of .33 years, volatility of 207%, zero dividends and interest rate of 4.45%. The $155,729 was allocated $128,000 to debt discount the maximum to be recorded, and $27,729 to operations as a change in fair value of warrants and derivatives. The discount is amortized to interest expense over the term of the note. The full amount of the $128,000 debt discount was amortized to interest expense in 2005. In October 2005, the note was converted into 2,937,937 common shares and the then fair value liability of $310,050 was reclassified to equity.

In July 2005, the Company issued for cash a 10% note payable for $250,000 due in October 2005, and convertible into shares of Company common stock at the lesser of 50% of the quoted trade price on the conversion date or $0.028 per share. The embedded conversion option qualified as a derivative pursuant to SFAS 133 since the conversion price is variable and the ability to have enough authorized common shares to fulfill its potential obligations under convertible debt contracts is not under the Company control. The fair value of the conversion option of $441,820 was computed using a Black-Scholes option pricing method with the following assumptions: term of .33 years, volatility of 207%, zero dividends and interest rate of 4.45%. The $441,820 was allocated $250,000 to debt discount the maximum to be recorded, and $191,820 to operations as a change in fair value of warrants and derivatives. The discount is amortized to interest expense over the term of the note. The full amount of the $250,000 debt discount was amortized to interest expense in 2005. In November 2005, the note was converted to 9,404,718 shares of Company common stock and the then fair value liability of $931,829 was reclassified to equity.

In July 2005, the Company issued for cash a 10% note payable for $30,000 due in November 2005, and convertible into shares of Company common stock at the lesser of 50% of the quoted trade price on the conversion date or $0.035 per share. In addition, the Company issued to the lender warrants to purchase 300,000 shares of its common stock at a per share price of $0.25 per share. The embedded conversion option qualified as a derivative pursuant to SFAS 133 since the conversion price is variable and the ability to have enough authorized common shares to fulfill its potential obligations under convertible debt contracts is not under the Company control. The fair value of the conversion option of $53,734 was computed using a Black-Scholes option pricing method with the following assumptions: term of .33 years, volatility of 207%, zero dividends and interest rate of 4.45%. The $53,734 was allocated $30,000 to debt discount the maximum to be recorded, and $23,734 to operations as a change in fair value of warrants and derivatives. The discount is amortized to interest expense over the term of the note. The full amount of the $30,000 debt discount was amortized into interest expense in 2005. In November 2005, the note was converted to 885,326 shares of Company common stock and the then fair value liability of $81,430 was reclassified to equity.

In August 2005, the Company received from The Elevation Fund, LLC (“The Elevation Fund” or “Lender”) cash of $600,000 in consideration for (i) a $600,000 promissory note, bearing interest at the greater of prime plus 5% or 10.75% (18% if there is an event of default) and due in 90 days or earlier in certain circumstances (the “Bridge Notes”), and (ii) cashless exercise warrants to purchase 8,500,000 shares of the Company's common stock at an exercise price of $0.001 per share, immediately exercisable for ten years (the “Bridge Warrants”). The warrant value was recorded at approximately $352,000, the proportionate portion of the value of the warrant using a Black-Scholes option pricing method to the total of the warrant value and face amount of the note, as an increase in additional paid-in capital and as a debt discount to be amortized to interest expense over the term of the note. The full amount of the $352,000 debt discount was amortized into interest expense in 2005. The $20,000 origination fee to be paid directly to the lender was also deferred as a debt discount and amortized to interest expense. The bridge notes are collateralized by a second position lien in all Company equipment and a blanket lien on all other assets. In April 2006 the Company received notice from the Lender that the Company has defaulted on the loan, accrued interest and origination fee of $20,000 and legal fees of $15,000 on November 1, 2005 and has notified the Company that interest is accruing at the default rate of 18% since November 1, 2005 and the origination fee and legal fees accrue interest at the default rate of 18% since August 1, 2005. In addition, the lender notified the Company that it has declared all amounts due and payable and intends to exercise any and all remedies provided under the loan agreement, note and security agreement (including without limitation, collect, receive, appropriate and realize upon the Collateral (as such term is defined in the security agreement) and sell, lease, assign, transfer or otherwise dispose of such collateral in accordance with the terms f the security agreement) and any and all other remedies available at law or equity.

ITEC Environmental Group, Inc. and Subsidiary
(A Development-Stage Company)
Notes to Consolidated Financial Statements
December 31, 2005 and 2004

Additionally in August 2005, the Company received from another investor (“Lender”) cash of $100,000 in consideration for (i) a $100,000 Bridge Note, and (ii) Bridge Warrants for 1,418,439 shares of Company common stock. The warrant value was recorded at $65,156 as an increase in additional paid-in capital and as a debt discount to be amortized to interest expense over the term of the note. The full amount of the $65,156 debt discount was amortized into interest expense in 2005. In April 2006 the Company received notice from the Lender that the Company has defaulted on the loan principal balance in December 2005. The notification states that interest is accruing at the default rate of 18% since December 2005 and declares that all unpaid amounts of principle and interest are immediately due and payable with such interest continuing to accrue until the note is paid in full. In addition the Lender further reserves all other rights pursuant to the loan agreement and promissory note including the rights to collect all costs and expenses of collection.

Bridge Notes are convertible in whole or in part into securities offered by the Company in its $7.5 million private placement offering of Senior Cumulative Debentures and Warrants (the “Private Placement”) on the same terms as such securities are sold to the other investors in the Private Placement, and in this regard the Company has granted the lender the right to invest up to the Bridge Notes amount on the same terms as are offered to other investors in the Private Placement. The Company has agreed to prepare and, as soon as practicable, but in no event later than 75 days following the closing date of the Private Placement (the “Filing Deadline”), file with the Securities and Exchange Commission (the “SEC”) a registration statement on Form SB-2 covering the resale of all shares of common stock underlying the Bridge Warrants, and has further agreed to use its reasonable best efforts to have such registration statement declared effective by the SEC as soon as practicable, but in no event later than the date which is 180 days following the closing date of the Private Placement (the “Effectiveness Deadline”). In the event the registration statement required to be filed is not filed by the Filing Deadline, the Company shall issue to the lender additional cashless warrants to purchase shares of the Company's common stock (“Additional Warrants”) in an amount equal to 10% of the number of shares underlying the Bridge Warrant issued to the lender for each 30 day period (or a portion thereof) during which time such registration statement has not been filed with the SEC, which Additional Warrants shall be issued on the first day of each 30 day period commencing on the Filing Deadline. In addition, in the event the registration statement required to be filed is not declared effective by the SEC by the Effectiveness Deadline, the Company shall issue to the Lender Additional Warrants in an amount equal to 10% of the number of shares underlying the Warrant issued to the Lender for each 30 day period (or portion thereof) during which time such registration statement has not been declared effective by the SEC, which Additional Warrants shall be issued on the first day of each 30 day period and commencing on the Effectiveness Deadline. The exercise price for the Additional Warrants issued shall be the same as the exercise price of the warrants that are issued in the Private Placement. Additionally, pursuant to terms of the loan agreement relating to the Bridge Notes and Bridge Warrants for a period of three years following the date of borrowing, the Company shall provide to lender with a first right to purchase up to 50% of any equity or equity linked securities to be issued by the Company, except for certain Excluded Securities, as defined, on the same terms as such securities are offered to all other parties during such three year period. Due to the contingent nature of the conversion rights and related registration rights and penalties, the Company does not consider this debt convertible until the contingency, which is under control of the Company, occurs. At that time the Company will evaluate whether this debt has an embedded derivative subject to separate accounting pursuant to SFAS 133 or any beneficial conversion value.

ITEC Environmental Group, Inc. and Subsidiary
(A Development-Stage Company)
Notes to Consolidated Financial Statements
December 31, 2005 and 2004

In August, September and October 2005, the Company received from other investors (the “Lenders”) cash of $650,000 in consideration for promissory notes totaling $650,000, bearing interest at 10% (18% if there is an event of default), due in 120 days or earlier in certain circumstances (the “Lenders Notes”), and convertible into shares of the Company's common stock at a per share price of the lesser of 75% of (i) $.13, or (ii) the price of the common stock of the Company on the Over The Counter Bulletin Board on the day the Lenders elect to convert. The embedded conversion option qualified as a derivative pursuant to SFAS 133 since the conversion price is variable and the ability to have enough authorized common shares to fulfill its potential obligations under convertible debt contracts is not under the Company control. The fair value of the conversion options of $832,928 was computed using a Black-Scholes option pricing method with the following assumptions: term of .33 years, volatility of 207%, zero dividends and interest rate of 4.45%. The $797,284 was allocated $635,644 to debt discount the maximum to be recorded, and $197,284 to operations as a change in fair value of warrants and derivatives. The discount is amortized to interest expense over the term of the note The full amount of the $600,000 debt discount was amortized into interest expense in 2005. At December 31, 2005 the fair value liability has been marked down to $159,033 using the Black-Scholes option pricing method with the following assumptions: term of .01 years, volatility of 207%, zero dividends and interest rate of 4.45%. Changes in the quoted stock price and the expected term in the Black-Scholes method was the primary cause of the decrease in value. In April 2006 the Company received notice from a representative of some of the lenders representing $500,000 of these notes that the Company has defaulted on the loans principal in 2005. The notification states that interest is accruing at the default rate of 18% since December 2005 and declares that all unpaid amounts of principle and interest are immediately due and payable with such interest continuing to accrue until the notes are paid in full. In addition the Lender further reserves all other rights pursuant to the loan agreements and promissory notes including the rights to collect all costs and expenses of collection.

The weighted average short-term notes payable borrowings were approximately $760,000 in 2005 with a weighted average stated interest rate of 12.05%.

Notes payable outstanding at December 31, 2005 consists of the following:

Promissory Notes (See above)	$ 700,000	($700,000 in default-see above)

Convertible notes payable outstanding at December 31, 2005 consists of the following:

Promissory Notes (See above)	$ 650,000	($500,000 in default-see above)

Total Notes and Convertible Notes Payable	$1,350,000

CIWMB Note payable outstanding at December 31, 2005 consists of the following:

CIWMB Note (See above)	$2,000,000
Debt discount	9,500
1,990,500
Less Current portion	92,794
Long term portion	$1,897,706

Note 6. Common Stock, Stock Warrants and Other Rights to Purchase Common Stock

Authorized Shares - The Articles of Incorporation of Itec authorize a maximum of 750,000,000 shares of $0.001 par value common stock and 10,000,000 shares of $0.001 par value preferred stock. Each share of common stock is entitled to one voting right, the right to share in earnings and the right to share in assets upon liquidation.

Reverse Stock Split - In December 2004, the Board of Directors authorized a 1-for-165 reverse stock split to be effective December 20, 2004 to shareholders of record, and approved to keep the par value of the Common Stock at $0.001 per share. As a result of reverse stock split, the “Common stock” account was reduced, and the “Additional paid-in capital” account was increased by the same amount. All share and per share data presented in the accompanying consolidated financials statements and footnotes is adjusted for the reverse stock split.

ITEC Environmental Group, Inc. and Subsidiary
(A Development-Stage Company)
Notes to Consolidated Financial Statements
December 31, 2005 and 2004

2004 Transactions

Common Stock Issued for Services

The Company has an agreement with a related party for legal services whereby the related party is periodically issued vested non-forfeitable common shares of the Company and any proceeds from the sale of such shares by the related party are credited against invoice amounts due to that related party for legal services. The agreement has no stated term. Due to the contingent nature of the proceeds and the unstated term of the legal service agreement, the fair value of shares issued has been expensed when issued in 2005. The related party invoices are accrued to accounts payable, periodically paid in cash and the accounts payable and legal expenses are credited for any proceeds in the period the proceeds are received by the related party and reported to the Company. In 2004, the Company issued 2,836,263 shares of its common stock to this firm for future legal and strategic consulting services. At the date of the issuances the shares had an aggregate market value of $1,177,418, which since the Company had not received the services yet was reported as a reduction of additional paid-in capital at December 31, 2004.

In 2004, the Company issued 990,038 shares of Common Stock, valued at $753,519, in lieu of cash to consultants in payment for consulting services performed, and issued 149,775 shares of common stock, valued at $240,500, to directors as compensation.

Common Stock for Debt

In 2004 the Company issued 545,475 and 461,150 common shares to two note holders in settlement of debt (see Note 5).

In November 2004, the Company reached an agreement with various creditors and vendors to issue 642,849 shares of the Company’s common stock in full settlement of amounts due. The aggregate carrying value of amounts payable to these creditors and vendors exceeded the fair market value of the common stock issued by $28,196, and, accordingly, a gain from extinguishment of debt of $28,196 was recorded in 2004.

2005 Transactions

Common Stock for Services and Settlement

In 2004, Itec executed an agreement with Cornell Capital Partners, LP (“Cornell”) whereby the Company issued a 24% note payable for $500,000. The Company put in escrow with a law firm 303,030 shares of the Company's common stock (“escrowed shares”) and twenty (20) advance notices of not less than $25,000 each. The law firm released these advance notices to the holder commencing in April 2004, all of which were released. At the option of the note holder, interest was payable by the Company either in common stock or cash. During 2005, the Company issued an additional 3,000,000 shares of common stock to Cornell for services. Such shares were valued at $330,000 based on the quoted trading price of $.11 per share on the grant date. In July 2005, the Company entered into a settlement and release agreement with Cornell pursuant to which, among other things, the Company paid Cornell $90,353 and received 1,342,692 shares of it's common stock back from escrow, valued at $120,843, which were the remaining amount of the 3,000,000 shares issued to Cornell in 2005. All amounts due and payable between the companies were considered fully-settled, and the note payable and agreement were cancelled and terminated. In connection with this settlement, the Company recorded a gain on forgiveness of debt of approximately $292,000 during the year ended December 31, 2005, which includes a decrease in additional paid-in capital of approximately $121,000, the fair value of shares cancelled.

During 2005, the Company issued 17,207,634 shares, valued at $2,390,154 based on quoted trade prices at the respective grant dates ranging from $.07 to $.24 per share and averaging approximately $.14 per share,, to consultants for services. The Company also cancelled 8,024 shares previously recorded for consultants in 2004. The value is recognized over the respective terms of the agreements resulting in a deferred stock based expense of $365,000 at December 31, 2005.

The Company has an agreement with a related party for legal services whereby the related party is periodically issued vested non-forfeitable common shares of the Company and any proceeds from the sale of such shares by the related party are credited against invoice amounts due to that related party for legal services. The agreement has no stated term. Due to the contingent nature of the proceeds and the unstated term of the legal service agreement, the fair value of shares issued has been expensed when issued in 2005. The related party invoices are accrued to accounts payable, periodically paid in cash and the accounts payable and legal expenses are credited for any proceeds in the period the proceeds are received by the related party and reported to the Company. During the year 2005 the Company issued 9,957,692 common shares pursuant to the legal services agreement. The shares were valued at the quoted trading prices on the respective grant dates which ranged from $.09 to $.23 per share or an average of approximately $.164 per share, resulting in an expense of $1,635,269. The Company also recognized $1,177,418 of stock based legal expenses, relating to this same services provider, that had been deferred at December 31, 2004. During 2005 the Company applied $436,024 of proceeds received by the legal service provider from the sales of their shares to the accounts payable balance. Accounts payable to the related party for legal services was $114,860 at December 31, 2004.

ITEC Environmental Group, Inc. and Subsidiary
(A Development-Stage Company)
Notes to Consolidated Financial Statements
December 31, 2005 and 2004

During 2005, pursuant to the “safe harbor” private offering exemption provided by Rule 506 of Regulation D under Section 4(2) and of the Securities Act of 1933, the Company issued 2,737,220 shares of its common stock (and certain registration rights) to an investment banker as retainer for certain corporate finance and investment banking services being provided pursuant to the corporate finance representation agreement between the parties entered into in May 2005. The agreement is for a period of one year, which shall be extended to two years upon completion of a successful financing. In the event of a consummated transaction, the Company will pay the investment banker fees ranging from 2% to 8% of amounts raised and issued to the investment banker varying amounts of securities issued in the financing, depending of the type of securities and nature of transaction. The shares were valued at $246,350 based on a $.09 quoted trade price on the grant date. The $246,350 is being deferred and amortized over the 1-year term resulting in a deferred expense of $143,000 at December 31, 2005

In October 2005, the Company issued 744,542 shares of its common stock to an investment banker as consideration for services provided pursuant to terms of a corporate finance representation agreement in connection with Company borrowings in August 2005, and recorded deferred debt issue costs asset of $74,466, based on the $.10 quoted trade price at the grant date. Additionally, the Company has recorded additional deferred debt issue costs of $135,000 relating to warrants issued to the investment banker and another consultant for services provided in connection with the borrowing transaction. Warrants are for the purchase of 900,000 shares of common stock at a per share price of $0.001 for a term of 5 years (850,000 warrants) and 10 years (50,000 warrants). The full amount of the $209,454 debt issue costs was amortized into interest expense in 2005.

During 2005 the Company amortized $2,094,710 of deferred stock based fees to operations relating to legal and consulting services.

Common Stock Issued for Conversion of Debt and Accrued Interest

During the year ended December 31, 2005, the Company issued 3,029,100, 2,576,750, 1,708,472, 885,326, 2,937,937 and 9,404,718 common shares for conversion of $60,000, $50,000, $33,400, $30,000, $128,000 and $250,000, respectively, of promissory notes and $13,350 of accrued interest. A $515,864 loss on conversion resulted from the conversion of the two non-convertible notes of $50,000 (2,576,750 shares) and $33,400 (1,708,472 shares) based on the quoted trade price on the conversion dates of $.08 and $.23, respectively, per share.

Stock for Cash

In November 2005, pursuant to the “safe harbor” private offering exemption provided by Rule 506 of Regulation D under Section 4(2) and of the Securities Act of 1933, the Company received cash for working capital purposes of $175,000 and issued to an investor 1,029,411 shares of its common stock and the right to purchase an additional 7,794,117 shares (“option shares”) of common stock at $0.17 per share pursuant to terms of a Common Stock Purchase Agreement, Investor Rights Agreement, Covenant to Adjust and First Right of Refusal Agreement. Additionally, in November 2005, pursuant to the “safe harbor” private offering exemption provided by Rule 506 of Regulation D under Section 4(2) and of the Securities Act of 1933, the Company received cash for working capital purposes of $167,000 and issued 1,192,857 shares of its common stock and the right to purchase an additional 9,521,429 shares of common stock at $0.14 per share pursuant to terms of a Common Stock Purchase Agreement, Investor Rights Agreement, Covenant to Adjust and First Right of Refusal Agreement. Additionally, in December 2005, pursuant to the “safe harbor” private offering exemption provided by Rule 506 of Regulation D under Section 4(2) and of the Securities Act of 1933, the Company received cash for working capital purposes of $50,000 and issued 357,143 shares of its common stock and the right to purchase an additional 2,142,857 shares of common stock at $.14 per share pursuant to terms of a Common Stock Purchase Agreement, Investor Rights Agreement, Covenant to Adjust and First Right of Refusal Agreement. The additional investment rights are exercisable for two of the investors for 60 days after the Company notifies the investors that it has extended the due dates for the Bridge Notes discussed in Note 5. The additional investment rights are exercisable for one of the investors (the $167,000 investor) for 60 days after the Company notifies the investors that it has met the Efficiency condition (see below). The Covenant to adjust requires a decrease in the original purchase price if certain “efficiency” conditions, as defined in the agreement are not met. The Shares purchase prices are subject to reduction in step to a minimum $.11 per share for the $.17 shares and $0.08 per share for the $.14 shares, conditional upon when certain recycling volume and purity specifications are met (the “Efficiency” conditions) .The reduction in purchase price is payable, at the investors option, in cash or additional shares of common stock. The $164,571 maximum redemption values of the above shares were reclassified to temporary equity at December 31, 2005. In January 2006 the Company issued additional shares at the investors election of 198,810 and 416,666 shares, based on a reduced purchase price of $.12 (for the $.14 purchase price shares), and 137,255 shares for a reduced purchase price of $.15 (for the $.17 purchase price shares) and the covenant to adjust was amended to eliminate any further adjustments to the original purchase price. The temporary equity was reclassified to permanent equity at that January 2006 date. The investor rights agreement contains registration rights on the issued shares and option shares which requires the Company to prepare and file a registration statement and use its best efforts to cause such registration statement to become effective and keep it effective for 90 days including filing any required amendments.

ITEC Environmental Group, Inc. and Subsidiary
(A Development-Stage Company)
Notes to Consolidated Financial Statements
December 31, 2005 and 2004

Stock Options

 Stock Options - The Company has adopted an incentive stock option plan (the “Plan”) under which options granted are intended to qualify as “incentive stock options' under Section 422A of the Internal Revenue Code of 1986, as amended. Pursuant to the Plan, options to purchase up to 275 shares of the Company's common stock may be granted to employees of the Company. The Plan is administered by the Board of Directors which is empowered to determine the terms and conditions of each option subject to the limitation that the exercise price can not be less than market value of the common stock on the date of grant (110% of the market value in the case of options granted to an employee who owns 10% or more of the Company's outstanding common stock) and no option can have a term in excess of 10 years (5 years in the case of options granted to an employee who owns 10% or more of the Company's outstanding common stock). As of December 31, 2005, no Plan options have been granted.

2005 Stock Plan - Effective pursuant to resolution of the Board of Directors in January 2005 the Company adopted a 2005 Stock Plan to provide a source for the issuance of common stock of Itec in connection with compensatory programs sponsored by the Company and any other circumstances deemed by the Board of Directors as such a special situation. The number of shares available for granting awards under the Plan is 15,000,000 shares. The Plan is eligible to any employee of the Company, any individual who is a member of the board of directors of the Company or any individual performing services for the Company as a Non-employee Contractor and any individual who has accepted an offer of employment with the Company. Unless the Board of Directors determines otherwise, shares of non-vested Stock awarded to a Participant will be forfeited if the Participant terminates employment or service for any reason other than death, disability, retirement or involuntary termination.

In 2001, the Company adopted the 2001 Stock Plan which covers the issuance of up to 6,060 shares of common stock either directly or pursuant to options to eligible employees, directors, officers of and consultants and advisors of the Company. The Company filed a registration statement on Form S-8 with the Securities and Exchange Commission to register the shares covered under this Plan.

In 2002, the Company established the 2002 Stock Plan which covers issuance of 12,121 shares of common stock either directly or pursuant to options to eligible employees, directors, officers of and consultants and advisors of the Company. The Company filed a registration statement on Form S-8 with the Securities and Exchange Commission to register the shares covered under this Plan.

In 2002, the Company established the Itec Environmental Group, Inc. 2002 Stock Plan which covers the issuance of 24,242 shares of common stock either directly or pursuant to options to eligible employees, directors, officers of and consultants and advisors of the Company. The Company filed a registration statement on Form S-8 with the Securities and Exchange Commission to register the shares covered under the Plan. In 2002, the Company issued 24,242 shares under the terms of this Plan.

In 2003, the Company established the 2003 Stock Plan which covers the issuance of 121,212 shares of common stock either directly or pursuant to options to eligible employees, directors, officers of and consultants and advisors of the Company. The Company filed a registration statement on Form S-8 with the Securities and Exchange Commission to register the shares covered under the Plan. In 2003, the Company issued warrants convertible into 1,212 shares of common stock under this plan to employees and consultants. The warrants have an exercise price of $6.60 per share. In 2003, the Company issued 60,845 shares under this plan.

ITEC Environmental Group, Inc. and Subsidiary
(A Development-Stage Company)
Notes to Consolidated Financial Statements
December 31, 2005 and 2004

Stock Warrants

Warrants discussed below have been granted at prices that are equal to, or more or less than the current fair value of the Company's common stock at the date of grant. All warrants granted to date have been immediately vested have cashless exercise rights and there were no defined terms for any underlying services. Therefore they were expensed at the grant date.

The fair value of warrants issued during 2005 was estimated using the Black-Scholes option-pricing model with the following assumptions: a dividend yield of 0%; expected volatility of 200% to 427%; risk-free interest rates of 3.6 to 4.6%; and expected lives of 5 and 10 years. The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options, which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its stock warrants. The weighted-average fair value of warrants granted during December 31, 2005 approximated $0.12.

The Company has determined that pursuant to EITF 00-19, all of the Company’s warrants granted to non-employees must be classified as liabilities. Since the Company has issued convertible debt with variable conversion terms, the ability to have enough authorized common shares to fulfill its potential obligations under convertible debt and warrant contracts is not under the Company control and accordingly the criteria for classification as equity instruments under EITF 00-19 is not met. Accordingly as of year end the warrant liability recorded is $3,445,869 which represents to fair value of outstanding warrants at December 31, 2005 computed using the Black-Scholes option pricing method with the assumptions as discussed above. During 2005 the Company recognized $2,105,301 of expense relating to the change in fair value of the warrants during the year. Such amount is included in the accompanying statement of operations as the change in fair value liability of warrants and derivatives.

In 2005, the Company issued to its CEO fully-vested, five-year warrants to purchase 4,457,370 shares of common stock at an exercise price of $0.06 per share, and fully-vested ten-year warrants to purchase 19,500,000 shares of common stock at an exercise price of $0.06 per share.. The estimated fair value of these warrants determined utilizing the Black-Scholes valuation model of approximately $402,106 and $2,635,000, respectively, was recorded as compensation expense since there is no vesting requirement.

In 2005 the Company granted to its CFO fully vested, five -year warrants to purchase 250,000 shares of common stock at an exercise price of $.06 per share and fully-vested -five year warrants to purchase 500,000 shares of common stock at an exercise price of $.06 per share. The estimated fair value of these warrants determined utilizing a Black-Scholes valuation model of approximately $28,750 and $67,500, respectively, was recorded as compensation expense since there is no vesting requirement.

In 2005, the Company issued fully-vested, five-year warrants to consultants and advisors to purchase 2,500,000 shares of common stock at an exercise price of $0.06 per share. The Company recorded consulting expense of $263,500 related to these issuances. Later in 2005, the Company issued fully-vested, five-year warrants to other consultants and advisors to purchase 2,100,000 shares of common stock at exercise prices of $.05 for 100,000, $.09 for 500,000, $.10 for 1,000,000 and $.045 for 500,000. The warrants were valued at $149,700 which was expensed as consulting fees. Additionally, during 2005, the Company issued fully-vested, five-year warrants to consultants and advisors to purchase 1,500,000 shares of common stock at an exercise price of $0.06 per share. The Company recorded consulting and compensation expense of $202,500, which was determined utilizing the Black-Scholes valuation model.

During 2005, the Company issued warrants to a financial advisor for fund-raising services provided for the purchase of (i) 500,000 shares at $0.10 per share for 10 years, (ii) 320,000 shares at $0.05 per share for 5 years, (iii) 300,000 shares at $0.02 per share for 10 years, and (iv) 40,000 shares at $0.045 per share for 10 years. The estimated fair value of these warrants determined utilizing the Black-Scholes valuation model of approximately $197,200 has been recorded as deferred debt issue costs to be amortized to interest expense over the lives of the related borrowings. The full amount of the $197,200 debt discount was amortized into interest expense in 2005.

ITEC Environmental Group, Inc. and Subsidiary
(A Development-Stage Company)
Notes to Consolidated Financial Statements
December 31, 2005 and 2004

During 2005, the Company issued fully-vested ten-year warrants to lenders to purchase 9,938,439 shares of its common stock at a per share exercise price of $0.001, and five-year warrants to lenders to purchase 300,000 shares of its common stock at a per share price of $0.25. The Company recorded $416,880 and $19,500 as a debt discount, based on the valuation of the warrants using a Black-Scholes option pricing method, which has been fully amortized to interest expense as of December 31, 2005. (see Note 5)

During 2005 the Company’s CEO assigned 400,000 of his 19,500,000 warrants exercisable at $.06 per share, to consultants. The Black-Scholes computed value of $46,400 has been expensed and reflected as contributed capital.

In 2005, pursuant to the terms of a common stock purchase agreements (see Stock Issued for Cash above), the Company issued additional investment rights (“option shares”) to purchase 9,521,429 common shares at $.17 per share, 7,794,117 common shares at $.14 per share and 2,142,857common shares at$.14 per share. (total of 19,458,403 additional investment rights common shares) The additional investment rights are exercisable for 60 days after the Company notifies the investors that it has extended the due dates for the Bridge Notes discussed in Note 5. The Option Shares exercise prices are subject to reduction to $.11 per share for the $.17 options and $0.08 per share for the $.14 options, conditional upon when certain recycling volume and purity specifications are met (the “Efficiency” conditions) . The reduction in purchase price is payable, at the investors option, in cash or additional shares of common stock. In January 2006 the Company reduced the purchase prices to $.12 and $.15 (for the $.14 and $.17 option, respectively) and the covenant to adjust was amended to eliminate further adjustments to the option shares purchase price. The investor rights agreement contains registration rights on the issued shares and option shares which requires the Company to prepare and file a registration statement and use its best efforts to cause such registration statement to become effective and keep it effective for 90 days including filing any required amendments. Since this is a best efforts clause and there are no liquidating damages or penalties, the option shares qualify as equity pursuant to EITF 00-19 as the Company may issue unregistered shares upon exercise of the options and there is no cash penalty, and other criteria for equity classification are met. However, since there is an authorized shares issue derived from the variable conversion rate convertible debt, theses option shares must be classified as liabilities at fair value. The fair value at the issuance date was recorded at $1,603,566 with a charge to operations to change in fair value liability of warrants and derivatives of $1,211,666. The reduction in fair value credited to the change in fair value liability of warrants and derivatives from the issuance date through December 31, 2005 was $467,510 resulting in a warrant liability of $1,136,056 at December 31, 2005.

In addition, pursuant to terms of the common stock purchase agreement, the Company entered into a one-year consulting agreement with three individuals, providing for, among other things, issuance of 4,000,000 shares of Company common stock and payment of $15,000 per month. In 2006, the Company and consultants entered into amendments of the consulting agreements, pursuant to which, among other things, the monthly payments were eliminated. The consulting shares were issued in 2005.

The following summarizes activity for stock warrants, not including Additional Investment Rights discussed above, all of which are exercisable:

	Outstanding	Weighted average exercise price
Balance at December 31, 2003	19,394	$24.75
Granted	-	-
Exercised	-	-
Expired/Cancelled	(7,273)	6.60
Balance at December 31, 2004	12,121	29.70
Granted	43,555,809	0.05
Exercised	-	-
Expired/Cancelled	-	-
Balance at December 31, 2005	43,567,930	$0.05

ITEC Environmental Group, Inc. and Subsidiary
(A Development-Stage Company)
Notes to Consolidated Financial Statements
December 31, 2005 and 2004

Additional information regarding warrants outstanding as of December 31, 2005, is as follows:

Range of exercise prices	Shares	Weighted average remaining life	Weighted average exercise price
$0.001	11,288,439	9.2 years	$0.001
$ 0.02 - $0.05	760,000	6.8 years	$0.04
$0.06	28,707,370	7.9 years	$0.06
$0.09 - $0.10	1,500,000	4.5 years	$0.10
$0.25	300,000	4.5 years	$0.25
$29.70	12,121	1.8 years	$29.70
	43,567,930	7.9 years	$0.05

Note 7.  Income Taxes

At December 31, 2005, the Company has available approximately $13.2 million of net operating loss carryforwards available to offset future federal and state income taxes, which expire through 2025. Realization is dependent on generating sufficient taxable income prior to expiration of the loss carryforwards. A change of greater than 50% of the Company ownership could significantly reduce the availability of the tax credits. At December 31, 2005 and 2004, the Company has provided a valuation allowance to reduce its net deferred tax asset to zero.

Provision for income taxes recorded by the Company in prior years represent minimum state taxes.

Deferred income taxes represent the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and amounts used for income tax purposes. Significant components of deferred tax assets and liabilities consist of the following at December 31, 2005:

Deferred tax assets
Net operating loss carryforwards	$5,135,000
Accrued liabilities due to related parties	287,000
Total deferred tax assets	5,422,000
Deferred tax liabilities - property and equipment	(13,000)
Net deferred tax assets before valuation allowance	5,409,000
Valuation allowance	(5,409,000)

Net deferred tax assets	$-

The valuation allowance increased by $1,636,000 and $891,000 during 2005 and 2004, respectively.

A reconciliation of the provision for income tax expense with the expected income tax computed by applying the federal statutory income rate to loss before provision for income taxes for the years ended December 31, 2005 and 2004 is as follows:

	2005	2004

Income tax benefit computed at statutory rate	(34.0%)	(34.0%)

State income tax benefit, net of federal benefit in 2005	(1.5%)	(8.8%)

Nondeductible stock-based compensation and other	25.1%	-

Valuation allowance	10.4%	42.8%

Effective tax rate	0.0%	0.0%

ITEC Environmental Group, Inc. and Subsidiary
(A Development-Stage Company)
Notes to Consolidated Financial Statements
December 31, 2005 and 2004

Note 8.  Related Party Transactions

In July 2000, the Company's Board of Directors approved and authorized the Company to make a loan of $250,000 to the Company's Chief Executive Officer. The loan, according to the minutes of the Board meeting, is interest only for ten years with the total principal due at the end of ten years. As of December 31, 2005, a balance of $147,973 (unchanged from December 31, 2004) was due.

In 2004, the Company received advances totaling $50,000 from its Chief Financial Officer primarily to accommodate working capital needs of the Company. Such advances were unsecured, bear interest at 10%, due on demand, and were repaid in 2005.

In 2004, the Company received advances totaling $76,100 from its Chief Executive Officer primarily to accommodate working capital needs of the Company. Such advances are unsecured, bear interest at 10% and due on demand. During 2005, $61,500 was repaid.

The Company has an agreement with its attorney, who at times during fiscal year 2005 was related party principal stockholder and who became a director in 2006, for legal services whereby the attorney is periodically issued vested, non-forfeitable common shares of the Company and any proceeds from the sale of such shares by the related party are credited against invoice amounts due to that related party for legal services. The agreement has no stated term. Due to the contingent nature of the proceeds and the unstated term of the legal service agreement, the fair values of shares granted are expensed on the grant date. Legal fee invoices are accrued to accounts payable, periodically paid in cash and the accounts payable and legal expenses are credited for any proceeds in the period the proceeds are received by the related party and reported to the Company. During the year 2005 the Company issued 9,957,692 common shares pursuant to the legal services agreement. The shares were valued at the quoted trading prices on the respective grant dates which ranged from $.09 to $.23 per share or an average of approximately $.164 per share, resulting in an expense of $1,635,269. The Company also recognized $1,177,418 of stock based legal expenses, relating to this same services provider, that had been deferred at December 31, 2004. During 2005 the Company applied $436,024 of proceeds received by the legal service provider from the sales of their shares to the accounts payable balance. Accounts payable to the related party for legal services was $114,860 at December 31, 2004.

Note 9. Commitments and Contingencies

Legal Matters

As more fully described in Note 5 in April 2006 the Company received notice from a Lender (“The Elevation Fund” or “Lender”) that the Company has defaulted on the $600,000 loan, accrued interest and origination fee of $20,000 and legal fees of $15,000 on November 1, 2005 and has notified the Company that interest is accruing at the default rate of 18% since November 1, 2005 and the origination fee and legal fees accrue interest at the default rate of 18% since August 1, 2005. In addition, the lender notified the Company that it has declared all amounts due and payable and intends to exercise any and all remedies provided under the loan agreement, note and security agreement (including without limitation, collect, receive, appropriate and realize upon the Collateral (as such term is defined in the security agreement) and sell, lease, assign, transfer or otherwise dispose of such collateral in accordance with the terms f the security agreement) and any and all other remedies available at law or equity.

As more fully described in Note 5, in April 2006 the Company received notice from a lender representing themselves for a $100,000 loan and as representative of some other lenders representing $500,000 of notes that the Company has defaulted on the loans principal in 2005. The notification states that interest is accruing at the default rate of 18% since December 2005 and declares that all unpaid amounts of principle and interest are immediately due and payable with such interest continuing to accrue until the notes are paid in full. In addition the Lender further reserves all other rights pursuant to the loan agreements and promissory notes including the rights to collect all costs and expenses of collection.

Other Commitments and Contingencies

The Company leases space for its recycling plant, research and development and offices in Riverbank, California pursuant to a March 2004 lease expiring in March 2009. Future minimum lease payments under the lease approximate $220,000 during 2006 through 2008 and $37,000 in 2009.

ITEC Environmental Group, Inc. and Subsidiary
(A Development-Stage Company)
Notes to Consolidated Financial Statements
December 31, 2005 and 2004

In November 2005, pursuant to an arbitration award, the Company has been ordered to pay EnvioPlastic Hungary the sum of $150,000, plus fees and costs, for the return of a deposit previously paid to the Company. The deposit of $75,000 has previously been reported as deferred revenue, and has been reclassified to accrued liabilities at December 31, 2005. The Company has recorded an additional accrued liability and expense during 2005 to provide for the full amount of the award.

In May 2005, the Company and Rose Waste Systems, Inc., a California corporation (“Rose Waste”) entered into an Agreement and Plan of Merger (the “Agreement”) pursuant to which, among other things, the Company and Rose Waste would merge. In accordance with its terms, the Agreement terminated prior to any such merger. Rose Waste systems provided construction services to the Company during 2005 and was paid approximately $1,022,000.

In May 2005, the Company and N.I. Industries, Inc. entered into a settlement agreement for unpaid rent totaling $118,643. As of December 31, 2005, $43,643 remained outstanding and accrued in the accompanying balance sheet.

Note 10. Subsequent Events

In January 2006 certain equity investors were granted additional common shares under a price reduction clause in their common stock purchase and covenant to adjust agreements and the additional price reduction clauses were terminated (see Note 7).

In February 2006, the Company entered into an agreement Knight Capital Markets, LLC to act as placement agent in connection with the private placement of the Company’s securities for a term of six months. The Company shall pay compensation of 7% of the gross proceeds of the proposed offering to be paid at closing of the proposed offering and a warrant to purchase that number of shares of common stock of the Company equal to the aggregate of (a) 7% of the shares of common stock sold at a per share exercise price equal to the per share price of such shares in the offering, and (b) to the extent the securities are not common stock, 7% of the common stock acquirable upon exercise, exchange or conversion of such securities at a per share exercise price equal to the minimum per share price payable by an investor.

In February 2006, the Company granted cashless exercise warrants to purchase 500,000 shares of the Company’s common stock each to two directors (total of 1,000,000 warrants) of the Company for services at an exercise price of $0.12. The warrants expire in 10 years. As there was no stated term of the services, it was expensed immediately. The directors resigned in February 2006

In March 2006, the Company entered into an agreement with Sanders Morris Harris, Inc. to act as an exclusive financial advisor for a term of six months. The agreement requires a retainer of $30,000 of which $15,000 is payable upon execution of agreement with remaining $15,000 payable 30 days from execution of agreement. The retainer will be credited against the following financing or acquisition fees (i) 7% of gross proceeds of any financing executed by the Company; (ii) a warrant to purchase a number of shares of common stock equal to 10% of shares sold in the financing with an exercise price equal to the offering price of the shares of common stock to be sold in the financing. (iii) an acquisition fee equal to 3% of the transaction value payable in cash upon the closing of a transaction, subject to a minimum fee of $350,000.

In April 2006 the Company received notice from certain lenders that they had defaulted in November and December 2005. These lenders have security interests in the Company’s assets (see Note 6).

During 2006, the Company has received subscriptions and related funds into escrow pursuant to a private placement memorandum in which $2.5 million, which can be increased to $5 million, of bridge financing is to be raised through the offering of a minimum of 20 Units for $25,000 per unit. Each Unit consists of a $25,000 junior secured subordinated convertible debenture, bearing interest at 10% with principal and accrued interest due in 18 months from issuance (“maturity date”), convertible immediately and up to the maturity date, into shares of the Company’s common stock at a price of $0.0975 per share, and a warrant, with a cashless exercise provision, to purchase 75,000 shares of restricted common stock of the Company, exercisable for approximately 10 years (expires April 15, 2015) at an exercise price of $0.06 per share. The conversion price of the debentures and exercise price of the warrant are subject to anti-dilution downward adjustments in the event the Company sells common stock or securities convertible into common stock at a price below the conversion or exercise prices, and subject to other adjustments as described below relating to the registration rights. The security is subordinated only to the security interest granted to CIWMB ( see Note 5). The shares underlying the debentures and warrants are subject to piggy back registration rights. In addition a registration statement must be filed within 30 days after an investor elects to convert all or any portion of the debenture. If the registration statement is not filed within that time frame the investor shall be paid 10% of the shares of common stock into which the debenture converts in additional cashless exercise warrants at an exercise price of $.06 per share for each 30 days beyond the initial 30 day period. If the registration statement is not effective within 180 days after filing, the investor will get paid 10% of the shares of common stock into which the debenture converts in additional cashless exercise warrants at an exercise price of $.06 for each 30 days beyond the initial 150 day period. Should the Securities and Exchange Commission fail to declare a registration statement effective on or before May 1, 2007 or should such registration statement thereafter cease to be effective, then the conversion price shall decrease by $.03 upon the occurrence of every 30-day period thereafter (or part thereof) that the registration statement shall not be declared or remain effective, provided, however, that in no event shall the aggregate reduction in conversion price be greater than $.0975. Through April 2006, funds totaling approximately $1.1 million have been received into escrow upon subscription for Units and three prior notes holders converted their notes totaling $150,000 plus accrued interest into the subscription unit. The Company has not closed the offering as of May 1, 2006 and the debentures and warrants have not been issued. The Company believes that the embedded conversion option in the debenture qualifies as a derivative under FASB Statement 133 and related interpretations since the debenture conversion price is variable, and thus the debenture instrument will be separated into a debt instrument and embedded option instrument for financial statement purposes and the embedded option instrument will be recorded as a liability at fair value to be marked to fair value at each reporting date through statement of operations as other income or expense. Due to the authorized shares issue this causes under EITF 00-19, the warrants will also be classified as a warrant liability to be marked to fair value through the statement of operations. At the debt issuance dates the total fair value liability recorded for the embedded conversion options and warrants was $1,831,394.

On April 5, 2006 the Company executed a non-binding letter intent to acquire certain assets constituting the operations of two plastics recycling plants and to enter into a supply agreement with the seller for the seller to supply plastics to the two operations.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On May 23, 2005 (the "Dismissal Date"), Pohl, McNabola, Berg + Company, LLP ("PMB"), was dismissed as independent registered public accounting firm of Itec Environmental Group, Inc., a Delaware corporation (the "Company") in connection with the engagement of Salberg & Company, P.A., as the independent registered public accounting firm for the Company (“Salberg”). PMB's reports on the Company's 10-KSB and 10-KSB for each of the years ended December 31, 2004 and 2003, respectively, and all subsequent interim periods up and until the Dismissal Date, did not contain an adverse opinion or disclaimer of opinion, and were not qualified or modified as to uncertainty, audit scope or accounting principles, other than reflecting an uncertainty as to the Company's ability to continue as a going concern.

During each of the two (2) years ended December 31, 2004 and 2003, and all subsequent interim periods up and until the Dismissal Date, there were no disagreements on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedures, which disagreements, if not resolved to PMB's satisfaction would have caused them to make reference in connection with their opinion to the subject matter of the disagreement.

The Company requested PMB to furnish a letter addressed to the United States Securities and Exchange Commission, stating whether they agree with the statements made by the Company in the Current Report on Form 8-K, and, if not, stating the respects in which it does not agree. A copy of the letter, dated as of May 26, 2005, was filed as Exhibit 16.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on May 27, 2005.

On May 24, 2005, the Company engaged Salberg as its independent registered public accounting firm to audit the Company's financial statements. During each of the two (2) years ended December 31, 2004 and 2003, and all subsequent interim periods up and until May 23, 2005, the Company did not consult Salberg on any matters described in Item 304(a)(2)(i) of Regulation S-B. During each of the two (2) years ended December 31, 2004 and 2003, and all subsequent interim periods up and until the May 23, 2005, the Company did not consult Salberg on any matters described in Item 304(a)(2)(ii) of Regulation S-B.

The decision to change accountants was recommended and approved by the Board of Directors of the Company on May 17, 2005.

ITEM 8A. CONTROLS AND PROCEDURES

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company’s Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer/Chief Financial Officer, as appropriate, to allow timely decisions in accordance with the required "disclosure controls and procedures" as defined in Rule 13a-15(e). The Company’s disclosure and control procedures are designed to provide reasonable assurance of achieving their objectives, and the principal executive officer and principal financial officer of the Company concluded that the Company’s disclosure controls and procedures were effective at the reasonable assurance level.

At the end of the period covered by this Annual Report, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's principal executive officer and principal financial officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on the foregoing, the principal executive officer and principal financial officer of the Company concluded that the Company’s disclosure controls and procedures were effective to ensure that the information required to be disclosed in the Company’s Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management including the Company’s principal executive officer and principal financial officer to allow timely decisions regarding required disclosure.

There were no changes in the Company's internal control over financial reporting that occurred during the Company’s last fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 8B. OTHER INFORMATION

In May 2005, the Company and its wholly owned subsidiary, Itec Acquisitions, Inc., a Delaware corporation (“Merger Sub”) and Rose Waste Systems, Inc., a California corporation (“Rose Waste”) entered into an Agreement and Plan of Merger (the “Agreement”) pursuant to which, Rose Waste would have become a wholly owned subsidiary of the Company. Consummation of the merger was conditional upon completion of certain closing conditions including, but not limited to, (a) Itec shall have received (i) no less than $3,000,000 pursuant to the offering of its securities, and (ii) the $2,000,000 loan from the CIWMB of the State of California (the “Financing”) within the one hundred and fifty (150) day period following the Effective Time, (b) George Gitschel shall have executed an Employment Agreement which shall be agreeable to both Itec and Mr. Gitschel, (c) George Gitschel and Itec shall have executed and delivered (a) the Pledge Agreement and (b) a Letter Agreement acceptable to them in their absolute discretion regarding Itec’s obligations (i) to maintain George Gitschel as a director and officer of Itec and the Surviving Corporation (ii) to support financially, operationally and administratively the Surviving Corporation as a separate entity, (iii) to permit Rose Waste to pay or distribute to George Gitschel as and when he elects Rose Waste cash equal to any unpaid profit of Rose Waste as of the Closing Date, and (iv) to permit Rose Waste to sell at cost to George Gitschel certain investments in other companies made by Rose Waste and not germane to its business (“Letter Agreement”), (d) Itec shall have adopted the New Itec Option Plan which shall be agreeable to both Itec and Mr. Gitschel, (e) Mr. George Gitschel shall be satisfied, in his sole and absolute discretion, with his due diligence review (including that of his professional advisors) of Itec including, but not limited to, their examination of the balance sheets, the patents licensed by Itec and the agreements relating thereto and the tax returns of Itec, and (f) Mr. George Gitschel shall have been appointed the Vice President of Business Development and to the Board of Directors of Itec and the Surviving Corporation.

Some or all of the closing conditions set forth above did not occur and Rose Waste and the Company have agreed to terminate the proposed merger by the terms of the Agreement. George Gitschel has regained control of Rose Waste.

PART III

ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS, AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Directors and Executive Officers

NAME	AGE	POSITION

Gary M. De Laurentiis	62	Chairman & Chief Executive Officer

Lawrence A. Krause	66	Director

David M. Otto	47	Director

Frederick Smith, Jr.	52	Chief Financial Officer
____________________________________

Gary M De Laurentiis
Chairman & CEO

Mr. De Laurentiis has been our Chairman, President & CEO since founding the Company in 1999. Mr. De Laurentiis has been active in the plastics recycling business for nearly 20 years. In partnership with the Chinese Government, he designed and built his first plastics recycling plant in 1987. In the years since, he has designed, remodeled, built and operated plants in Mexico, North Carolina, Ohio, Florida, Canada and California for both local governments and private industry. From 1992 to 1995 Mr. De Laurentiis worked directly with the State Government in Campeche Mexico, living on site for 18 months while directing the entire project. In 1996 an Ohio based group recruited Mr. De Laurentiis to open a shuttered recycling plant. Year one revenues reached $8MM and $18MM in year 2. Mr. De Laurentiis left the company in 1999 to start Itec. From collecting, brokering, recycling and remanufacturing to lobbying on behalf of the industry, Mr. De Laurentiis is intimately familiar with all levels of plastics recycling. The depth of Mr. De Laurentiis’ knowledge and his continuing search for newer, safer and more efficient ways to recycle waste has earned him the respect of his peers, as well as the many regulatory agencies charged with protecting the environment who regularly call upon him for advice.

Lawrence A. Krause
Director

Mr. Krause has over 30 years experience in the financial industry and is president of Lawrence A. Krause & Associates, Inc. Lawrence A. Krause & Associates, Inc. is a registered investment firm and is composed of certified financial planners. Their and his experiences encompass securities, investment banking, real estate, business consulting, estate planning, education planning, retirement planning and tax planning. Mr. Krause is recognized as a leader in the field of financial and investment planning and has been named “Financial Planner of the Year” by his peers in San Francisco and on several occasions has been called “one of the nation’s leading financial planners” by the New York Times. Mr. Krause founded one of the first comprehensive financial planning departments in the United States for a major brokerage firm. Mr. Krause has extensive experience as a partner of limited partnership and managing member of limited liability corporate investment funds. Mr. Krause has been and currently remains as a general partner in limited partnerships and a managing member in limited liability companies which have invested in opportunities such as oil and gas, venture capital, equipment leasing, real estate and proprietary manufacturing. Mr. Krause received his B.A. from State University of Iowa, and has also received a CFP (Certified Financial Planner) and CSA (Certified Senior Advisor).

David M. Otto
Director

Mr. Otto is a Seattle-based attorney and the President of The Otto Law Group, PLLC. Mr. Otto’s practice is focused on corporate finance, securities, mergers & acquisitions, corporate law and governance. Mr. Otto began his practice on Wall Street in New York City in 1987 with the Hughes, Hubbard and Reed law firm, where he concentrated on significant corporate leveraged buyout and takeover transactions and equity and debt offerings for investment banks, venture capital firms and Fortune 1000 companies. In 1991, Mr. Otto moved to Seattle in order to dedicate his extensive experience to entrepreneurs, technology innovators, start-up and emerging growth businesses. In July 1999, Mr. Otto founded the Otto Law Group, PLLC in Seattle. Mr. Otto is a Director of Vocalscape Networks, Inc., SinoFresh Healthcare, Inc., TechAlt, Inc., Avisere, Inc. and Saratoga Capital Partners, Inc. He is a member of the American Bar Association Committee on the Federal Regulation of Securities, Subcommittee on the 1933 Act and Chairman of the Legislation Subcommittee of the ABA’s Venture Capital and Private Equity Committee. Mr. Otto is admitted to practice law in New York and Washington. Mr. Otto earned an AB from Harvard University and a JD from Fordham University School of Law.

Frederick W. Smith, Jr.
CFO

Mr. Smith has been our Chief Financial Officer since May, 2005. Mr. Smith is a licensed California Attorney at Law and former accountant. In addition to being our Chief Financial Officer during the past 12 months, Mr. Smith has been practicing law in California since 1982. Mr. Smith has 28 years of experience in corporate finance, corporate governance, financial reporting, litigation, formation, SEC regulations, corporate taxation, corporate acquisition, mergers and reorganization matters. Mr. Smith earned his BA from California State University at Fullerton in 1976. Mr. Smith received his JD from Western State University College of Law in 1980.

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Exchange Act requires the Company’s officers, directors and persons who beneficially own more than 10% of the Company’s common stock to file reports of ownership and changes in ownership with the SEC. These reporting persons also are required to furnish the Company with copies of all Section 16(a) forms they file. None of the officers or directors of the Company have provided to the Company any filed reports upon their acquisition or disposition of securities of the Company. With the exception of the aforementioned, to the Company’s knowledge, no officers, directors and persons who beneficially own more than 10% of the Company’s common stock have failed to file the reports required pursuant to Section 16(a).

Code of Ethics

The Company has adopted a Code of Ethics. The Code of Ethics is Exhibit 14 to this 10-KSB. The Company hereby undertakes to provide any person without charge, upon request, a copy of the Company’s Code of Ethics. Requests for copies of the Company’s Code of Ethics should be sent to:

Itec Environmental Group, Inc.
5300 Claus Rd.
Riverbank, CA. 95367
Attn: Gary De Laurentiis

ITEM 10. EXECUTIVE COMPENSATION

The following tables set forth certain information regarding our CEO and each of our most highly compensated executive officers whose total annual salary and bonus for the fiscal years ending December 31, 2005, 2004 and 2003 exceeded $100,000:

SUMMARY COMPENSATION TABLE

	Annual Compensation				Long-term Compensation
Name	Fiscal Year	Salary $	Bonus $	Other Annual Comp.	Restricted Stock	Securities Underlying Options(#)	LTIP Payouts $	All Other Compensation

Gary M. DeLaurentiis	2005	84,000						168,000	(3)
CEO	2004	23,400		$31,186				$166,200	(2)
	2003	93,600		$21,197				$75,000	(1)

Michael E. Hofmann	2004	71,500		$1,301
CFO	2003	99,000			$72,000
Frederick W. Smith, Jr	2005	48,000						96,000	(3)
CFO	2004							$72,000	(2)

(1)	Accrued compensation from years 2000 and 2001
(2)	Accrued compensation from year 2004
(3)	Accrued compensation from year 2005

OPTION GRANTS IN LAST FISCAL YEAR.

No options were granted during the 2005 fiscal year:

AGGREGATED OPTION EXERCISED IN LAST FISCAL YEAR AND FISCAL YEAR-END OPTION VALUES.

The following table sets out information relating to options exercised by the above-referenced officers during the most recent financial year and the value of unexercised in-the-money options held by such person as of December 31, 2005:

NAME	SHARES ACQUIRED ONEXERCISE (#)	VALUE REALIZED($)	NUMBER OF UNEXERCISED OPTIONS AT FY-END (#) EXERCISABLE/ UNEXERCISABLE	VALUE OF UNEXERCISED IN-THE- MONEY OPTIONS AT FY-END($) EXERCISABLE/ UNEXERCISABLE
Gary M. DeLaurentiis	0	0		$0/$0
Frederick W. Smith, Jr.
Michael E.Hofmann	0	0		$0/$0

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth certain information regarding the beneficial ownership of our common stock as of May 5, 2006:

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class(1)
Common, $.001 par value	Gary De Laurentiis P.O. Box 760, 5300 Claus Rd., Riverbank, Ca. 95367	4,457,370(2)	1%
Common, $.001 par value	Lawrence A. Krause 1001 Bayhill Drive, Suite 170 San Bruno, CA 94066	200,000	<1%
Common, $.001 par value	David M. Otto 601 Union Street, Suite 4500 Seattle, WA 98164	2,761,718(3)	2%
Common, $.001 par value	Frederick W. Smith, Jr. P.O. Box 760, 5300 Claus Rd., Riverbank, Ca. 95367	884,127	<1%
Common, $.001 par value	Directors and Officers as a Group	8,303,215	<5%

(1) Based on 134,226,138 shares of Fully Diluted (includes issued and outstanding, and assumes the exercise of all warrants, conversion of all convertible promissory notes and does not take into account shares forfeited on account of the use of cashless exercise provisions accompanying a majority of the warrants outstanding) common stock issued and outstanding as of March 30, 2005. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Except as otherwise indicated, we believe that the beneficial owners of the common stock listed above, based on information furnished by such owners, have sole investment and voting power with respect to such shares, subject to community property laws where applicable.

(2) Represents the common stock shares owned and warrants issued to Gary De Laurentiis, Itec’s Chairman & CEO, pursuant to which Mr. De Laurentiis may purchase up to 4,457,370 shares of common stock of the Company, exercise price of $.06 per share, for a period of five years.

(3) Represents the common stock shares owned and a warrant issued to David M. Otto, a Director,, pursuant to which Mr. Otto may purchase up to 1,500,000 shares of common stock of the Company, exercise price of $.06 per share, for a period of five years.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

In February, 2006, the Company issued a warrant to Jeffrey Chartier, a Director, in exchange for services rendered to the Company. The warrant allows Mr. Chartier to purchase up to 500,000 shares of common stock of the Company at a price of $.12 per share. The warrant is exerciseable for a period of ten (10) years and may be exercised for cash. The shares underlying the warrant have piggy-back registration rights.

In February, 2006, the Company issued a warrant to George Kanakis, its Director, in exchange for services rendered to the Company. The warrant allows Mr. Kanakis to purchase up to 500,000 shares of common stock of the Company at a price of $.12 per share.. The warrant is exerciseable for a period of ten (10) years and may be exercised for cash. The shares underlying the Warrant have piggy-back registration rights.

In November, 2005, in exchange for services provided to the Company, the Company issued (i) a warrant to purchase 1,000,000 shares of the Company’s common stock, exercise price of $.06 per share, to David M. Otto, corporate counsel to the Company and (ii) a warrant to purchase 500,000 shares of the Company’s common stock, exercise price of $.06 per share, to Frederick Smith, Jr., the Company’s Chief Financial Officer.

In July 2005, in exchange for services provided by Mr. De Laurentiis to the Company, the Company issued a Warrant to Gary De Laurentiis, its Chairman & CEO, pursuant to which Mr. De Laurentiis may purchase up to 20,000,000 shares of common stock of the Company, exercise price of $.06 per share. The De Laurentiis Warrant I is exerciseable for a period of ten (10) years and may be exercised for cash or via a cashless exercise. The shares underlying the De Laurentiis Warrant I have piggy-back registration rights.

In March and April 2005, in exchange for services provided by Mr. De Laurentiis to the Company, the Company issued Warrants to Gary De Laurentiis, its Chairman & CEO, pursuant to which Mr. De Laurentiis may purchase up to 2,457,370 and 2,000,000, respectively, of shares of common stock of the Company, exercise price of $.06 per share. The De Laurentiis Warrant II is exerciseable for a period of five (5) years and may be exercised for cash or via a cashless exercise. The shares underlying the De Laurentiis Warrant II have piggy-back registration rights.

In March 2005, the Board of Directors of the Company approved the following: (i) Audit and Finance Committee Charter, (ii) Code of Ethics, (iii) Compensation and Nominating Committee Charter and (iv) Policy Governing Director Nominations and Security Holder-Board Communications.

ITEM 13. EXHIBITS

See Exhibit Index immediately following the signature page below.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Salberg & Company, P.A. served as our independent certified public accountants for the fiscal year 2005. Pohl, McNabola, Berg + Company, LLP served as our independent certified public accountants for the fiscal year 2004.

During the fiscal years ended December 31, 2005 and 2004, fees in connection with services rendered by Salberg & Company, P.A. and Pohl, McNabola, Berg + Company, LLP, respectively, are as set forth below:

Fee Category	Fiscal 2004	Fiscal 2005
Audit Fees	$37,500	$95,000
Audit-Related Fees	28,410	8,400
Tax Fees	3,500
All Other Fees
Total	$69,410	$103,400

Audit fees consisted of fees for the audit of the Company's annual financial statements and review of quarterly financial statements as well as services normally provided in connection with statutory and regulatory filings or engagements, consents and assistance with and review of Company documents filed with the SEC.

Audit-related fees consisted of fees for consulting services and includes $5,000 paid to the former auditors to re-issue their opinion.

Tax fees consisted primarily of fees for tax compliance, tax advice and tax planning services.

We made no other payments to Salberg & Company, P.A. during 2006 which constituted other fees.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned; thereunto duly authorized, in the City of Riverbank, State of California, on May 16, 2006.

Registrant

ITEC ENVIRONMENTAL GROUP, INC.

By:	/s/ Gary M. De Laurentiis
Gary M. De Laurentiis
Chairman & CEO

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Registrant and in the capacities indicated on May__, 2006.

Signature	Title

/s/ Gary M. De Laurentiis Gary M. De Laurentiis	Chairman and CEO

/s/ Frederick W. Smith Frederick W. Smith	Chief Financial Officer

/s/ Lawrence A. Krause Lawrence A. Krause	Director

/s/ David M. Otto David M. Otto	Director

EXHIBIT INDEX

Exhibit No.	Description	Location

3.1(i)	Amendment to Restated Certificate of Incorporation	Incorporated by reference to Exhibit A to the DEFR14C filed by the Company on November 30, 2005

3.2(i)	Restated Certificate of Incorporation	Incorporated by reference to Exhibit B to the DEF-14C filed by the Company on September 9, 2002

3.3(i)	Certificate of Incorporation	Incorporated by reference to the Form S-18 Registration Statement filed by the Company, File No. 33-31-67

3.4(ii)	Bylaws	Incorporated by reference to Exhibit B to the DEF-14C filed by the Company on September 9, 2002

4.1	Form of Common Stock Warrant issued to Gary De Laurentiis (2,457,370), George Kanakis and George Gitschel	Incorporated by reference to Exhibit 4.5 to the 10-KSB filed by the Company on April 15, 2005

4.2	Form of Common Stock Purchase Warrant issued to Jeffrey Chartier	Attached

4.3	Form of Common Stock Purchase Warrant issued to George Kanakis	Attached

4.4	Form of Common Stock Warrant issued to David M. Otto	Incorporated by reference to Exhibit 4.5 to the 8-K filed by the Company on November 22, 2005

4.5	Form of Common Stock Warrant issued to Frederick Smith, Jr.	Incorporated by reference to Exhibit 4.6 to the 8-K filed by the Company on November 22, 2005

4.6	Form of Common Stock Warrant issued to Gary M. De Laurentiis (20,000,000)	Incorporated by reference to Exhibit 4.7 to the 8-K filed by the Company on November 22, 2005

4.7	Conversion of Dormition Skete, Inc. Promissory Notes	Incorporated by reference to Exhibit 4.1 to the 8-K filed by the Company on November 22, 2005

4.8	Conversion of Dormition Skete, Inc. Promissory Note	Incorporated by reference to Exhibit 4.2 to the 8-K filed by the Company on November 22, 2005

10.1	Commitment Letter from the California Integrated Waste Management Board	Incorporated by reference to Exhibit 10.1 to the 10-QSB filed by the Company on November 15, 2004

10.2	Agreement with H. Muehlstein & Co., Inc.	Incorporated by reference to Exhibit 10.2 to the 10-KSB filed by the Company on April 15, 2005

10.3	Business Loan Agreement with the California Integrated Waste Management Board	Incorporated by reference to Exhibit 10.1 to the 10-QSB filed by the Company on August 19, 2005

10.4	Promissory Note with the California Integrated Waste Management Board	Incorporated by reference to Exhibit 10.2 to the 10-QSB filed by the Company on August 19, 2005

10.5	Commercial Security Agreement with the California Integrated Waste Management Board	Incorporated by reference to Exhibit 10.3 to the 10-QSB filed by the Company on August 19, 2005

10.6	Commercial Guarantee with the California Integrated Waste Management Board	Incorporated by reference to Exhibit 10.4 to the 10-QSB filed by the Company on August 19, 2005

10.7	Amendment No. 3 to Patent License Agreement with Honeywell	Incorporated by reference to Exhibit 10.5 to the 10-QSB filed by the Company on August 19, 2005

10.8	Form of Loan Agreement with Capital Growth Equity Fund I, LLC	Incorporated by reference to Exhibit 10.1 to the 10-QSB filed by the Company on December 6, 2005

10.9	Form of Promissory Note with Capital Growth Equity Fund I, LLC	Incorporated by reference to Exhibit 10.2 to the 10-QSB filed by the Company on December 6, 2005

10.10	Form of Common Stock Purchase Warrant with Capital Growth Equity Fund I, LLC	Incorporated by reference to Exhibit 10.3 to the 10-QSB filed by the Company on December 6, 2005

10.11	Form of Loan Agreement with Capital Growth Investors	Incorporated by reference to Exhibit 10.4 to the 10-QSB filed by the Company on December 6, 2005

10.12	Form of Promissory Note with Capital Growth Investors	Incorporated by reference to Exhibit 10.5 to the 10-QSB filed by the Company on December 6, 2005

10.13	Form of Common Stock Purchase Warrant with Capital Growth Equity Fund I, LLC	Incorporated by reference to Exhibit 10.6 to the 10-QSB filed by the Company on December 6, 2005

10.14	Form of Loan Agreement with KW Investors	Incorporated by reference to Exhibit 10.7 to the 10-QSB filed by the Company on December 6, 2005

10.15	Form of Promissory Note with KW Investors	Incorporated by reference to Exhibit 10.8 to the 10-QSB filed by the Company on December 6, 2005

10.16	Form of Common Stock Purchase Warrant with KW Investors	Incorporated by reference to Exhibit 10.9 to the 10-QSB filed by the Company on December 6, 2005

10.17	Form of Common Stock Purchase Agreement with Tiger Paw Capital Corp.	Incorporated by reference to Exhibit 10.10 to the 10-QSB filed by the Company on December 6, 2005

10.18	Form of Investors Rights Agreement with Tiger Paw Capital Corp.	Incorporated by reference to Exhibit 10.11 to the 10-QSB filed by the Company on December 6, 2005

10.19	Form of Right of First Refusal Agreement with Tiger Paw Capital Corp.	Incorporated by reference to Exhibit 10.12 to the 10-QSB filed by the Company on December 6, 2005

10.20	Form of Covenant to Adjust with Tiger Paw Capital Corp.	Incorporated by reference to Exhibit 10.13 to the 10-QSB filed by the Company on December 6, 2005

10.21	Form of Consulting Agreement with Tiger Paw Capital Corp.	Incorporated by reference to Exhibit 10.14 to the 10-QSB filed by the Company on December 6, 2005

10.22	Form of Conditional Approval Letter from California Department of Conservation, Division of Recycling	Incorporated by reference to Exhibit 10.15 to the 10-QSB filed by the Company on December 6, 2005

10.23	Form of Conditional Commitment for Guarantee from California Department of Conservation, Division of Recycling	Incorporated by reference to Exhibit 10.16 to the 10-QSB filed by the Company on December 6, 2005

10.24	Form of Loan Agreement with the Elevation Fund, LLC	Incorporated by reference to Exhibit 10.1 to the 8-K filed by the Company on August 18, 2005

10.25	Form of Promissory Note with the Elevation Fund, LLC	Incorporated by reference to Exhibit 10.2 to the 8-K filed by the Company on August 18, 2005

10.26	Form of Common Stock Purchase Warrant with the Elevation Fund, LLC	Incorporated by reference to Exhibit 10.3 to the 8-K filed by the Company on August 18, 2005

10.27	Form of Security Agreement with the Elevation Fund, LLC	Incorporated by reference to Exhibit 10.4 to the 8-K filed by the Company on August 18, 2005

10.28	Form of Common Stock Purchase Agreement with Doug Froese	Incorporated by reference to Exhibit 10.5 to the 8-K filed by the Company on November 29, 2005

10.29	Form of Investors Rights Agreement with Doug Froese	Incorporated by reference to Exhibit 10.6 to the 8-K filed by the Company on November 29, 2005

10.30	Form of Right of First Refusal Agreement with Doug Froese	Incorporated by reference to Exhibit 10.8 to the 8-K filed by the Company on November 29, 2005

10.31	Form of Covenant to Adjust with Doug Froese	Incorporated by reference to Exhibit 10.7 to the 8-K filed by the Company on November 29, 2005

14	Code of Ethics	Incorporated by reference to Exhibit 14 to the 10-4SB filed by the Company on April 15, 2005

23.1	Consent of Salberg & Company, P.A.	Attached

23.2	Consent of Pohl, McNabola, Berg + Company, LLP	Attached

23.3	Consent of Henry Schiffer	Attached

31.1	Certification of CEO pursuant to Section302 of the Sarbanes-Oxley Act	Attached

31.2	Certification of CFO pursuant to Section302 of the Sarbanes-Oxley Act	Attached

32	Certification of CEO and CFO pursuant to Section 906 of the Sarbanes-Oxley Act	Attached

99.1	Audit and Finance Committee Charter	Incorporated by reference to Exhibit 99.1 to the 10-KSB filed by the Company on April 15, 2005

99.2	Compensation and Nominating Committee Charter	Incorporated by reference to Exhibit 99.2 to the 10-KSB filed by the Company on April 15, 2005

99.3	Policy Governing Director Nominations and Security Holder-Board Communications	Incorporated by reference to Exhibit 99.3 to the 10-KSB filed by the Company on April 15, 2005