Form 10QSB
period 2006-03-31
ITEC ENVIRONMENTAL GROUP INC
filed 2006-06-08
CIK 855372

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE
SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2006

Commission File Number: #033-31067

ITEC ENVIRONMENTAL GROUP, INC.
(Exact name of small business issuer as specified in its charter)

Delaware
(State or other jurisdiction of incorporation or organization)

31-1705310
(IRS Employer Identification Number)

5300 Claus Road
Riverbank, CA 95367
(Address of principal executive offices)(Zip Code)

(209) 881-3523
(Registrant's telephone no., including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [x] No [ ]

The number of shares of the Company's common stock outstanding on May 31, 2006: 67,619, 186

ITEC ENVIRONMENTAL GROUP, INC.
FORM 10-QSB

ITEC ENVIRONMENTAL GROUP, INC.
FORM 10-QSB

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

ITEC Environmental Group, Inc. and Subsidiary
Condensed Consolidated Balance Sheet
(unaudited)

March 31,
2006
Current assets
Cash and cash equivalents	$10,190
Inventories	59,555
Prepaid expenses and other current assets	10,845
Total current assets	80,590
Property and equipment, net	3,061,771
Notes receivable - officer	147,973
Other assets	79,986

Total assets	$3,370,320

Current liabilities
Accounts payable	$621,814
Accounts payable - related party	249,932
Accrued compensation and other amounts due officers	959,241
Accrued liabilities	634,413
Current portion of capital lease obligations	9,233
Notes and convertible notes payable, net of $504,167 debt discount	1,432,833
Current portion of California Integrated Waste Management Board note payable	140,337
Fair value liability for convertible notes payable embedded derivative	924,669
Fair value liability for warrants	4,730,266
Loans payable issued prior to 2004	353,981
Total current liabilities	10,056,719
Capital lease obligations, net of current portion	13,484
Note payable to California Integrated Waste Management Board, net	1,850,413
Total liabilities	11,920,616

Commitments and contingencies (Note 9)

Stockholders' Deficit
Preferred stock, $0.001 par value, 10,000,000 shares
authorized , none issued and outstanding	-
Common stock, $0.001 par value, 750,000,000 shares
authorized, 63,077,755 shares issued and outstanding	63,078
Additional paid-in capital	19,439,486
Accumulated deficit	(28,052,860)
Total stockholders' deficit	(8,550,296)

Total liabilities and stockholders' deficit	$3,370,320

See accompanying notes to condensed consolidated financial statements.

ITEC Environmental Group, Inc. and Subsidiary Condensed Consolidated Statements of Operations

(unaudited)

	Three months ended March 31,
	2006	2005

Revenue	$36,773	$-
Cost of goods sold	25,959	-
Gross profit	10,814	-
Operating expenses
Technology development	285,479	16,042
Consulting and legal fees	1,011,579	761,998
General and administrative	299,417	322,971
Total operating expenses	1,596,475	1,101,011

Loss from operations	(1,585,661)	(1,101,011)
Other expense
Interest expense	114,108	15,052
Change in fair value liability of warrants and derivatives	966,687	-
Total other expense	1,080,795	15,052

Net loss before income taxes	(2,666,456)	(1,116,063)
Provision for income taxes	-	-

Net loss	$(2,666,456)	$(1,116,063)

Net loss per share, basic and diluted	$(0.04)	$(0.11)

Weighted average shares used
in computing net loss per share, basic and diluted	62,818,481	10,364,890

See accompanying notes to condensed consolidated financial statements.

ITEC Environmental Group, Inc. and Subsidiary Condensed Consolidated Statements of Cash Flows (unaudited)

	Three months ended March 31,
	2006	2005
Cash flows from operating activities:
Net loss	$(2,666,456)	$(1,116,063)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation and amortization	45,673	12,282
Change in fair value of warrants and derivatives	966,687	-
Issuance of warrants or common stock for services	-	745,764
Issuance of warrants for services recorded as derivative liabilities	331,250	-
Issuance of warrants for compensation	120,000	172,016
Amortization of deferred stock-based consulting	508,000	-
Amortization of debt issue costs and discount	52,011	-
Changes in operating assets and liabilities:
Inventory	8,109	-
Accounts payable	88,928	(28,993)
Accrued liabilities	127,741	160,113
Other	(6,572)	(250)
Net cash used by operating activities	(424,629)	(55,131)
Cash flows from investing activities:
Purchase of property, plant & equipment	(301,900)	-
Net cash used by investing activities	(301,900)	-
Cash flows from financing activities:
Cash draws from CIWMB restricted escrow funds	57,854	-
Proceeds from issuance of notes payable	550,000	50,000
Proceeds from notes payable - officers	96,500	-
Net cash provided by financing activities	704,354	50,000

Net increase (decrease) in cash and cash equivalents	(22,175)	(5,131)

Cash and cash equivalents, beginning of period	32,365	5,366

Cash and cash equivalents, end of period	$10,190	$235

Supplemental disclosures of cash flow information:
Cash paid for interest	$25,856	$-
Cash paid for income taxes	$-	$-
Supplemental Disclosure of non-cash investing and financing activities
Common stock issued for future legal fees	$-	$716,513
Deferred debt issue costs	$49,426	$-
Reclassification of temporary equity on termination of contingent price reduction	$163,955	$-

See accompanying notes to condensed consolidated financial statements.

ITEC Environmental Group, Inc. and Subsidiary
Notes to Unaudited Condensed Consolidated Financial Statements
March 31, 2006
 (Unaudited)

Note 1. Description of Business and Summary of Significant Accounting Policies

Organization and Business - Itec Environmental Group, Inc. (“Itec” or the “Company”) was incorporated under the laws of the State of Delaware in March 2000. Itec was formed for the purpose of acquiring certain patented technology and the development of a worldwide market for its usage. The Company's subsidiary, ECO2 Environmental Systems, Inc. (“ECO2”), was incorporated under the laws of the State of Delaware in April 2000. Unless the context indicates otherwise, all references herein to the Company include Itec and its wholly-owned subsidiary, ECO2.

The Company is primarily engaged in activities to become a worldwide supplier of recycled plastics using its proprietary process and equipment and to form strategic alliances to become a supplier of recycling equipment outside of the United States. The Company has nearly completed construction of its first recycling line at its Riverbank, California plant and at March 31, 2006 had invested approximately $3.1 million and commenced initial production activities in 2006. On May 31, 2006 announced that it has commenced recycling operations.

In June 2005, pursuant to terms of a 4.25% promissory note, the Company received into an escrow account $1,990,000, after deduction of $10,000 for loan fees to the lender, from the California Integrated Waste Management Board (the “CIWMB”). The CIWMB makes low interest loans to local government agencies and private business entities within a Recycling Market Development Zone to increase diversion of nonhazardous solid waste from landfills and to promote market demand for secondary and post consumer materials. Approval for the loan was based on the Company's projection to build its first ECO2 Environmental System Plant and to divert post consumer plastic bottles as a result of the loan. Borrowing of CIWMB funds required, among other things, verification of matching funds, which will co-fund equipment purchases. In August 2005 the Company received an investment and deposited funds sufficient to enable the Company to begin construction of its first ECO2 Environmental Recycling System Plant.

 Business risks and uncertainties - The Company operates in the evolving field of plastics materials recycling. New developments could both significantly and adversely affect existing and emerging technologies in the field. The Company's success in developing additional marketable products and processes and achieving a competitive position will depend on its ability to attract and retain qualified management personnel and to raise sufficient capital to meet its operating and development needs. While the Company is seeking financing through equity and loans, there can be no assurance that the Company will be successful in accomplishing its objectives.

Basis of presentation and Going Concern - The accompanying consolidated financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. The Company has reported recurring losses, cash used by operating activities and has a net working capital deficiency that raises substantial doubt about its ability to continue as a going concern. During the year ended December 31, 2005, the Company reported a net loss of approximately $15.3 million and used cash in operating activities of approximately $1.4 million, and during the three months ended March 31, 2006 reported a net loss of approximately $2.7 million and used cash in operating activities of approximately $425,00 and as of March 31, 2006, had a working capital deficiency of approximately $10.0 million and total stockholders' deficit of $8.5 million, which includes accumulated losses from inception of $28.0 million. Additionally, in November and December 2005 the Company received notice from certain note holders that the Company had defaulted on the principal and accrued interest payment on a total of $1.2 million of notes payable. Demand notices were received by the Company in April 2006. As discussed in Note 5, the Company is in the process of meetings and discussions with these note holders with respect to continued forbearance.

Company management intends to raise additional debt and/or equity financing to fund future capital expenditures, operations and to provide additional working capital, and in this regard has raised approximately $1.4 million pursuant to sales of securities in connection with its 2006 private placement as described in Note 6. However, there is no assurance that such financing will be obtained in sufficient amounts necessary to meet the Company's needs. In view of these matters, continuation as a going concern is dependent upon the Company's ability to meet its financing requirements, raise additional capital, and the success of its future operations or completion of a successful business combination.

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

ITEC Environmental Group, Inc. and Subsidiary
Notes to Unaudited Condensed Consolidated Financial Statements
March 31, 2006
 (Unaudited)

Unaudited Interim Consolidated Financial Statements - The unaudited interim condensed consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission with regard to interim financial information. Accordingly, the condensed consolidated financial statements do not include all of the information and notes to financial statements required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring adjustments, considered necessary to present fairly the Company’s financial position, results of operations and cash flows for the interim periods presented have been included. Results for the three months ended March 31, 2006 are not necessarily indicative of results to be expected for the year ending December 31, 2006 or for any other future period. These interim condensed consolidated financial statements should be read in conjunction with the Company’s audited annual financial statements and related notes thereto, which are include in the Company’s December 31, 2005 Annual Report on Form 10-KSB.

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

Restricted cash in escrow - In 2005, the Company received cash from the California Integrated Waste Management Board pursuant to a $2,000,000 note payable, and received cash from an investor fund pursuant to $600,000 notes payable. Funds received from these borrowings were placed in escrow, with draws made by the Company upon satisfaction of certain conditions, including among others, presentation of invoices for purchases of authorized equipment to be financed. These funds were classified as Restricted Cash in Escrow as they were not otherwise available for use by the Company.

Inventory - Inventory is comprised of raw materials and recorded at cost determined on a first-in-first out basis.

Property and equipment - Property and equipment are recorded at cost less accumulated depreciation and amortization. Expenditures for major additions and improvements are capitalized, and minor maintenance, repairs and replacements are charged to expense as incurred. When property and equipment are retired or otherwise disposed of, the cost and accumulated depreciation are removed from the accounts and any resulting gain or loss is included in the results of operations. Depreciation and amortization are provided using the straight-line method over the estimated useful lives of the respective assets, which are 3 years for computer equipment and software and furniture and fixtures, 5 to 7 years for manufacturing equipment and 7 years for the recycling plant.

Contingencies - Certain conditions may exist as of the date financial statements are issued, which may result in a loss to the Company, but which will only be resolved when one or more future events occur or fail to occur. Company management and its legal counsel assess such contingent liabilities, and such assessment inherently involves an exercise of judgment. In assessing loss contingencies related to legal proceedings that are pending against the Company or unasserted claims that may result in such proceedings, the Company's legal counsel evaluates the perceived merits of any legal proceedings or unasserted claims as well as the perceived merits of the amount of relief sought or expected to be sought therein. If the assessment of a contingency indicates that it is probable that a material loss has been incurred and the amount of the liability can be estimated, then the estimated liability would be accrued in the Company's financial statements. If the assessment indicates that a potentially material loss contingency is not probable but is reasonably possible, or is probable but cannot be estimated, then the nature of the contingent liability, together with an estimate of the range of possible loss if determinable and material, would be disclosed.

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

Accounting for Derivatives - The Company evaluates its convertible debt, options, warrants or other contracts to determine if those contracts or embedded components of those contracts qualify as derivatives to be separately accounted for under Statement of Financial Accounting Standards 133 “Accounting for Derivative Instruments and Hedging Activities” and related interpretations including EITF 00-19 “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock”. The result of this accounting treatment is that the fair value of the derivative is marked-to-market each balance sheet date and recorded as a liability. In the event that the fair value is recorded as a liability, the change in fair value is recorded in the consolidated statement of operations as other income or expense. Upon conversion or exercise of a derivative instrument, the instrument is marked to fair value at the conversion date and then that fair value is reclassified to equity. Equity instruments that are initially classified as equity that become subject to reclassification under SFAS 133 are reclassified to liability at the fair value of the instrument on the reclassification date.

ITEC Environmental Group, Inc. and Subsidiary
Notes to Unaudited Condensed Consolidated Financial Statements
March 31, 2006
 (Unaudited)

Revenue recognition - The Company recognizes revenue when there is persuasive evidence of an arrangement, the product has been delivered or the services have been provided to the customer, the sales price is fixed or determinable, and collectibility is reasonably assured. The Company recognizes revenues from sales of recycled products upon delivery to customers. The Company will recognize revenues from sales of equipment or systems once configuration of such systems are completed and accepted by the customer.

Income taxes - The Company accounts for income taxes in accordance with SFAS No. 109, “Accounting for Income Taxes,” which requires recognition of deferred tax assets and liabilities for expected future tax consequences of events that have been included in financial statements or tax returns. Under this method, deferred income taxes are recognized for the tax consequences in future years of differences between the tax bases of assets and liabilities and their financial reporting amounts at each period end based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to amounts expected to be realized. The provision for income taxes represents the tax payable for the period and change during the period in net deferred tax assets and liabilities.

Research and development cost - Research and development represent internal costs incurred in connection with the Company’s development of recycling processes, and such costs are expensed as incurred and included in technology development expenses.

Stock-based compensation - In December 2004, the Financial Accounting Standards Board (“FASB”) released a revision to Statement of Financial Accounting Standard (“SFAS”) No. 123, Accounting for Stock-Based Compensation (“FAS 123R”). FAS 123R sets forth the accounting for share-based payment transactions in which an enterprise receives employee services in exchange for (a) equity instruments of the enterprise or (b) liabilities that are based on the fair value of the enterprise's equity instruments or that may be settled by the issuance of such equity instruments. The statement eliminates the ability to account for share-based compensation transactions using APB Opinion No. 25, Accounting for Stock Issued to Employees, and generally requires instead that such transactions be accounted for using a fair-value-based method, which requires recording an expense over the requisite service period for the fair value of all options or warrants granted employees and consultants. The Company adopted FAS 123R effective beginning January 1, 2005. The Company did not issue options or warrants to employees prior to 2005.

Basic and diluted net loss per share - Basic net loss per common share is computed by dividing net loss applicable to common shareholders by the weighted-average number of common shares outstanding during the period. Diluted net loss per common share is determined using the weighted-average number of common shares outstanding during the period, adjusted for the dilutive effect of common stock equivalents, consisting of shares that might be issued upon exercise of common stock options, warrants or convertible promissory notes. In periods where losses are reported, the weighted-average number of common shares outstanding excludes common stock equivalents, because their inclusion would be anti-dilutive. Potentially dilutive securities include stock options and warrants, and convertible debt securities. Computations of net loss per share for the three months ended March 31, 2005, exclude 2,469,491 shares issuable upon exercise of outstanding warrants. Computations of net loss per share for the three months ended March 31, 2006, exclude 12,273,679 shares relating to common shares issuable upon conversion of convertible notes payable, 46,217,930 shares issuable upon exercise of outstanding warrants and 19,458,403 shares issuable upon exercise of rights to purchase common stock. These common stock equivalents could have the effect of decreasing diluted net income per share in future periods.

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

Development-stage company - Through December 31, 2005, the Company presented its consolidated financial statements in accordance with SFAS No. 7 “Accounting and Reporting by Development Stage Enterprises”. This statement specifies the guidelines for identifying an enterprise in the development stage and the standards of financial accounting and reporting for such an enterprise, which includes among other things, presentation of inception to date consolidated statements of operations and cash flows. Activities during the development stage include raising capital, research and development and related activities to become a worldwide supplier of recycled plastics and major supplier of recycling equipment outside of the United States. During the three months ended March 31, 2006, the Company commenced initial production activities at its recycling plant in Riverbank, and accordingly, it has been determined that the Company is no longer in the development stage for financial statement presentation purposes.

ITEC Environmental Group, Inc. and Subsidiary
Notes to Unaudited Condensed Consolidated Financial Statements
March 31, 2006
 (Unaudited)

Reclassifications - Certain amounts in 2005 financial statements have been reclassified to conform to 2006 classifications.

Recent accounting pronouncements - In December 2004, the Financial Accounting Standards Board issued SFAS No. 151, “Inventory Costs, an amendment of ARB No. 43, Chapter 4”, which clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs, and charges regardless of whether they meet the criterion of “so abnormal” that was originally stated in Accounting Research Bulletin No. 43, chapter 4. In addition, SFAS No. 151 requires that the allocation of fixed production overheads to conversion costs be based on the normal capacity of the production facilities. SFAS No. 151 is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. Implementation of this new standard did not have a material impact on the Company’s financial position, results of operations or cash flows.

Note 2 Inventories

Inventories at March 31, 2006 consist of the following:

Raw materials	$59,555

Note 3. Property and Equipment

Property and equipment at March 31, 2006 consist of the following:

Manufacturing tools	$23,464
Office furniture and equipment	57,690
Recycling plant	3,166,117
Total property and equipment	3,247,271
Less accumulated depreciation and amortization	(185,500)
Property and equipment, net	$3,061,771

During the three months ended March 31, 2006, the Company capitalized $43,408 of interest into the recycling plant during the construction period.

Note 4. Technology License

In July 2005, the Company and Honeywell International, Inc. (Honeywell) amended certain terms of the license agreement entered into by the parties in 2000, which, among other things, extended the agreement to be in effect for the life of the patent. Pursuant to terms of the Agreement, the Company obtained certain worldwide license rights to practice the methods and to make, use, and sell, the products which are covered by the proprietary rights, limited to the field of use of separating and recovering motor oil from high density polyethylene plastic. Under this amended Agreement, the Company is required to pay minimum annual royalties of $50,000 for 2006, $100,000 for 2007, $200,000 for 2008 and $300,000 for 2009 and for years thereafter. The royalty provision was amended whereby the Company shall pay a royalty rate of $.005 per pound of recycled plastics sold in the United States which shall be due within 30 days of the close of the previous quarter. The first annual minimum payment was due in March, which was unpaid as of June 1, 2006, and Company management has been engaged in discussions with Honeywell relating to payment deferrals.

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

ITEC Environmental Group, Inc. and Subsidiary
Notes to Unaudited Condensed Consolidated Financial Statements
March 31, 2006
 (Unaudited)

Note 5.  Notes Payable

Pursuant to terms of Business Loan Agreement, Security Agreements, and $2,000,000 Promissory Note with the California Integrated Waste Management Board (“CIWMB”), in June 2005, the Company received into an escrow account $1,990,000, after deduction of $10,000 for loan fees paid to CIWMB. The loan fee was recorded as a debt discount being amortized over the 10-year loan term.  Approval for the loan was based on the Company's projection to build its first ECO2 Environmental System Plant and to divert post consumer plastic bottles as a result of the loan. The promissory note bears interest at 4.25% per annum, with interest only monthly payments during the first year, commencing in June, and then principal and interest monthly payments of $22,548 starting in July 2006 until fully paid in May 2015. The promissory note is collateralized by equipment purchased for the recycling plant, a secondary security interest in all other machinery and equipment and other Company assets, and is guaranteed by the Company's Chief Executive Officer. The Company is permitted to make draws from cash in escrow upon meeting certain conditions, including presentation of equipment invoices, with 75% of each invoice to be paid from the CIWMB loan funds, with the remaining 25% being paid from the Company's working capital. Minimum annual principal payments approximate $93,000 in 2006, $192,000 in 2007, $200,000 in 2008, $209,000 in 2009, $219,000 in 2010 and $1,087,000 thereafter during 2011 through 2015.

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

In August 2005, the Company borrowed $33,400 on a short-term borrowing arrangement. The proceeds were used for working capital. In August 2005, the Company issued 1,708,472 shares of its common stock upon conversion of the note payable, and recorded the excess of estimated fair value of the shares issued (based on the $.23 per share quoted market price on the conversion date) of $359,724 as an increase in additional paid-in capital and as a loss on conversion of notes payable for common stock.

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

ITEC Environmental Group, Inc. and Subsidiary
Notes to Unaudited Condensed Consolidated Financial Statements
March 31, 2006
 (Unaudited)

In July 2005, the Company issued for cash a 10% note payable for $30,000 due in November 2005, and convertible into shares of Company common stock at the lesser of 50% of the quoted trade price on the conversion date or $0.035 per share. In addition, the Company issued to the lender warrants to purchase 300,000 shares of its common stock at a per share price of $0.25 per share. The embedded conversion option qualified as a derivative pursuant to SFAS 133 since the conversion price is variable and the ability to have enough authorized common shares to fulfill its potential obligations under convertible debt contracts is not under the Company control. The fair value of conversion option of $53,734 was computed using a Black-Scholes option pricing method with the following assumptions: term of .33 years, volatility of 207%, zero dividends and interest rate of 4.45%, and was allocated $30,000 to debt discount the maximum to be recorded, and $23,734 to operations as a change in fair value of warrants and derivatives. The discount is amortized to interest expense over the term of the note. The full amount of the $30,000 debt discount was amortized into interest expense in 2005. In November 2005, the note was converted to 885,326 shares of Company common stock and the then fair value liability of $81,430 was reclassified to equity.

In August 2005, the Company received from The Elevation Fund, LLC (“The Elevation Fund” or “Elevation”) cash of $600,000 in consideration for (i) a $600,000 promissory note, bearing interest at the greater of prime plus 5% or 10.75% (18% if there is an event of default) and due in 90 days or earlier in certain circumstances (the “Bridge Notes”), and (ii) cashless exercise warrants to purchase 8,500,000 shares of the Company's common stock at an exercise price of $0.001 per share, immediately exercisable for ten years (the “Bridge Warrants”). The warrant value was recorded at approximately $352,000, the proportionate portion of the value of the warrant using a Black-Scholes option pricing method to the total of the warrant value and face amount of the note, as an increase in additional paid-in capital and as a debt discount to be amortized to interest expense over the term of the note. The full amount of the $352,000 debt discount was amortized into interest expense in 2005. The $20,000 origination fee to be paid directly to Elevation was also deferred as a debt discount and amortized to interest expense. The bridge notes are collateralized by a second position lien in all Company equipment and a blanket lien on all other assets. In April 2006 the Company received notice from Elevation that the Company defaulted on the loan, accrued interest and fees on November 1, 2005 and notified the Company that interest is accruing at the default rate of 18% since November 1, 2005 and that accrued fees accrue interest at the default rate of 18% since August 1, 2005. In addition, Elevation notified the Company that it has declared all amounts due and payable and intends to exercise any and all remedies provided under the loan agreement, note and security agreement (including without limitation, collect, receive, appropriate and realize upon the Collateral (as such term is defined in the security agreement) and sell, lease, assign, transfer or otherwise dispose of such collateral in accordance with the terms f the security agreement) and any and all other remedies available at law or equity. The Company continues to be in the process of meetings and discussions with Elevation with respect to continued forbearance.

Additionally in August 2005, the Company received from another investor (“Investor”) cash of $100,000 in consideration for (i) a $100,000 Bridge Note, and (ii) Bridge Warrants for 1,418,439 shares of Company common stock. The warrant value was recorded at $65,156 as an increase in additional paid-in capital and as a debt discount to be amortized to interest expense over the term of the note. The full amount of the debt discount was amortized into interest expense in 2005. In April 2006 the Company received notice from the Investor that the Company has defaulted on the loan in December 2005. The notification states that interest is accruing at the default rate of 18% since December 2005 and declares that all unpaid amounts of principle and interest are immediately due and payable with such interest continuing to accrue until the note is paid in full. In addition the Lender further reserves all other rights pursuant to the loan agreement and promissory note including the rights to collect all costs and expenses of collection. The Company continues to be in the process of meetings and discussions with the Investor with respect to continued forbearance.

Bridge Notes are convertible in whole or in part into securities offered by the Company in its private placement offering of debentures and warrants (the “Private Placement”) on the same terms as such securities are sold to the other investors in the Private Placement, and in this regard the Company has granted the lender the right to invest up to the Bridge Notes amount on the same terms as are offered to other investors in the Private Placement. The Company has agreed to prepare and, as soon as practicable, but in no event later than 75 days following the closing date of the Private Placement (the “Filing Deadline”), file with the Securities and Exchange Commission (the “SEC”) a registration statement on Form SB-2 covering the resale of all shares of common stock underlying the Bridge Warrants, and has further agreed to use its reasonable best efforts to have such registration statement declared effective by the SEC as soon as practicable, but in no event later than the date which is 180 days following the closing date of the Private Placement (the “Effectiveness Deadline”). In the event the registration statement required to be filed is not filed by the Filing Deadline, the Company shall issue to the lender additional cashless warrants to purchase shares of the Company's common stock (“Additional Warrants”) in an amount equal to 10% of the number of shares underlying the Bridge Warrant issued to the lender for each 30 day period (or a portion thereof) during which time such registration statement has not been filed with the SEC, which Additional Warrants shall be issued on the first day of each 30 day period commencing on the Filing Deadline. In addition, in the event the registration statement required to be filed is not declared effective by the SEC by the Effectiveness Deadline, the Company shall issue to the Lender Additional Warrants in an amount equal to 10% of the number of shares underlying the Warrant issued to the Lender for each 30 day period (or portion thereof) during which time such registration statement has not been declared effective by the SEC, which Additional Warrants shall be issued on the first day of each 30 day period and commencing on the Effectiveness Deadline. The exercise price for the Additional Warrants issued shall be the same as the exercise price of the warrants that are issued in the Private Placement. Additionally, pursuant to terms of the loan agreement relating to the Bridge Notes and Bridge Warrants for a period of three years following the date of borrowing, the Company shall provide to lender with a first right to purchase up to 50% of any equity or equity linked securities to be issued by the Company, except for certain Excluded Securities, as defined, on the same terms as such securities are offered to all other parties during such three year period. Due to the contingent nature of the conversion rights and related registration rights and penalties, the Company does not consider this debt convertible until the contingency, which is under control of the Company, occurs. At that time the Company will evaluate whether this debt has an embedded derivative subject to separate accounting pursuant to SFAS 133 or any beneficial conversion value.

ITEC Environmental Group, Inc. and Subsidiary
Notes to Unaudited Condensed Consolidated Financial Statements
March 31, 2006
 (Unaudited)

In August, September and October 2005, the Company received from other investors (the “Lenders”) cash of $650,000 in consideration for promissory notes totaling $650,000, bearing interest at 10% (18% if there is an event of default), due in 120 days or earlier in certain circumstances (the “Lenders Notes”), and convertible into shares of the Company's common stock at a per share price of the lesser of 75% of (i) $.13, or (ii) the price of the common stock of the Company on the Over The Counter Bulletin Board on the day the Lenders elect to convert. The embedded conversion option qualified as a derivative pursuant to SFAS 133 since the conversion price is variable and the ability to have enough authorized common shares to fulfill its potential obligations under convertible debt contracts is not under the Company control. The fair value of the conversion options of $832,928 was computed using a Black-Scholes option pricing method with the following assumptions: term of .33 years, volatility of 207%, zero dividends and interest rate of 4.45%. The $797,284 was allocated $635,644 to debt discount the maximum to be recorded, and $197,284 to operations as a change in fair value of warrants and derivatives. The discount is amortized to interest expense over the term of the note The full amount of the $600,000 debt discount was amortized into interest expense in 2005. At December 31, 2005 the fair value liability has been marked down to $159,033 using the Black-Scholes option pricing method with the following assumptions: term of .01 years, volatility of 207%, zero dividends and interest rate of 4.45%. Changes in the quoted stock price and the expected term in the Black-Scholes method was the primary cause of the decrease in value. In April 2006 the Company received notice from a representative of some of the Lenders representing $500,000 of these notes that the Company has defaulted on the loans principal in 2005. The notification states that interest is accruing at the default rate of 18% since December 2005 and declares that all unpaid amounts of principle and interest are immediately due and payable with such interest continuing to accrue until the notes are paid in full. In addition the Lenders further reserve all other rights pursuant to the loan agreements and promissory notes including the rights to collect all costs and expenses of collection. The Company continues to be in the process of meetings and discussions with the Lenders with respect to continued forbearance.

During 2006, the Company has received subscriptions and related funds into escrow pursuant to a private placement memorandum in which $2.5 million, which can be increased to $5 million, of bridge financing is to be raised through the offering of a minimum of 20 Units for $25,000 per unit. Each Unit consists of a $25,000 junior secured subordinated convertible debenture (the “Private Placement Notes”), bearing interest at 10% with principal and accrued interest due in 12 months from issuance (“maturity date”), convertible immediately and up to the maturity date, into shares of the Company’s common stock at a price of $0.0975 per share, and a warrant, with a cashless exercise provision, to purchase 75,000 shares of restricted common stock of the Company, exercisable for approximately 10 years (expires April 15, 2015) at an exercise price of $0.06 per share. The conversion price of the debentures and exercise price of the warrant are subject to anti-dilution downward adjustments in the event the Company sells common stock or securities convertible into common stock at a price below the conversion or exercise prices, and subject to other adjustments as described below relating to the registration rights. The security is subordinated only to the security interest granted to CIWMB. The shares underlying the debentures and warrants are subject to piggy back registration rights. In addition a registration statement must be filed within 30 days after an investor elects to convert all or any portion of the debenture. If the registration statement is not filed within that time frame the investor shall be paid 10% of the shares of common stock into which the debenture converts in additional cashless exercise warrants at an exercise price of $.06 per share for each 30 days beyond the initial 30 day period. If the registration statement is not effective within 180 days after filing, the investor will get paid 10% of the shares of common stock into which the debenture converts in additional cashless exercise warrants at an exercise price of $.06 for each 30 days beyond the initial 150 day period. Should the Securities and Exchange Commission fail to declare a registration statement effective on or before May 1, 2007 or should such registration statement thereafter cease to be effective, then the conversion price shall decrease by $.03 upon the occurrence of every 30-day period thereafter (or part thereof) that the registration statement shall not be declared or remain effective, provided, however, that in no event shall the aggregate reduction in conversion price be greater than $.0975. Through March 31, 2006, the Company received $550,000 from the offering subscriptions escrow account from proceeds received in escrow relating to 22 units, and as a result has recorded convertible notes payable of $550,000 and 1,650,000 of warrants. Inasmuch as the offering has not closed and the debentures and warrants have not been issued, the Company has not recorded escrow funds prior to receipt of cash from escrow. At March 31, 2006, an additional $100,000 of subscription funds had been received in escrow, but not disbursed to the Company. Subsequent to March 31, 2006, an additional $885,000 of proceeds has been received into escrow upon subscription for Units, and during April and May 2006, the Company received approximately $625,000 from escrow and approximately $340,000 was disbursed from escrow for payments on the Company’s behalf for legal and other professional fees. In addition, in April 2006 one holder of Lender Notes converted notes of $50,000 plus accrued interest into subscription unit securities and two others have agreed to convert but conversion agreements have not yet been completed. The embedded conversion option in the debenture qualifies as a derivative under FASB Statement 133 and related interpretations since the debenture conversion price is variable, and thus the debenture instrument is separated into a debt instrument and embedded option instrument for financial statement purposes and the embedded option instrument is recorded as a liability at fair value and marked to fair value at each reporting date through statement of operations as other income or expense. Due to the authorized shares issue this causes under EITF 00-19, the warrants are also classified as a warrant liability and marked to fair value through the statement of operations. At the debt issuance dates the total fair value liability recorded for the embedded conversion options and warrants was approximately $772,000 and at March 31, 2006, the total fair value liability recorded approximated $850,000 for securities sold through that date. The fair value of the embedded conversion option and warrant was computed using a Black-Scholes option pricing method with the following assumptions: term of 1 and 10 years, respectively, volatility of 207% and 300%, respectively, zero dividends and interest rate of 4.8%. The value of the embedded conversion feature was allocated $550,000 to debt discount, the maximum to be recorded, and remaining $221,803 to operations as a change in fair value of warrants and derivatives. The discount is amortized to interest expense over the term of the note, and during the three months ended March 31, 2006, $41,667 was amortized and included in interest expense.

ITEC Environmental Group, Inc. and Subsidiary
Notes to Unaudited Condensed Consolidated Financial Statements
March 31, 2006
 (Unaudited)

Notes and convertible notes payable outstanding at March 31, 2006 consists of the following:

Notes Payable
Bridge Notes	$700,000	(in default - as disclosed above)
Other short-term notes	37,000
Convertible notes payable
Lenders Notes	650,000	($500,000 in default - as disclosed above)
Private Placement Notes	550,000
Total notes and convertible notes payable	1,937,000
Debt discount, net of amortization	(504,167)
Notes and convertible notes payable, net	$1,432,833

CIWMB Note payable outstanding at March 31, 2006 consists of the following:

CIWMB Note	$2,000,000
Debt discount	(9,250)
1,990,750
Less Current portion	140,337
Long term portion	$1,850,413

Note 6. Common Stock, Stock Warrants and Other Rights to Purchase Common Stock

Common Stock Issued for Services and Settlement

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

ITEC Environmental Group, Inc. and Subsidiary
Notes to Unaudited Condensed Consolidated Financial Statements
March 31, 2006
 (Unaudited)

During 2005, the Company issued 17,207,634 shares, valued at $2,390,154 based on quoted trade prices at the grant dates ranging from $.07 to $.24 per share and averaging approximately $.14 per share, to consultants for services. The value is recognized over the respective terms of the agreements resulting in a deferred stock based expense of approximately $365,000 at December 31, 2005 and was fully amortized at March 31, 2006.

The Company has an agreement with a related party for legal services whereby the related party is periodically issued vested non-forfeitable common shares of the Company and any proceeds from the sale of such shares by the related party are credited against invoice amounts due to that related party for legal services. The agreement has no stated term. Due to the contingent nature of the proceeds and the unstated term of the legal service agreement, the fair value of shares issued has been expensed when issued in 2005. The related party invoices are accrued to accounts payable, periodically paid in cash and the accounts payable and legal expenses are credited for any proceeds in the period the proceeds are received by the related party and reported to the Company. During the year 2005 the Company issued 9,957,692 common shares pursuant to the legal services agreement. The shares were valued at the quoted trading prices on the respective grant dates which ranged from $.09 to $.23 per share or an average of approximately $.16 per share, resulting in an expense of $1,635,269. The Company also recognized in 2005, $1,177,418 of stock based legal expenses, relating to this same services provider that had been deferred at December 31, 2004. There were no stock sale proceeds during the three months ended March 31, 2006. Accounts payable to the related party for legal services was $249,932 at March 31, 2006.

During 2005, pursuant to the “safe harbor” private offering exemption provided by Rule 506 of Regulation D under Section 4(2) and of the Securities Act of 1933 (the “Securities Act”), the Company issued 2,737,220 shares of its common stock (and certain registration rights) to an investment banker as retainer for certain corporate finance and investment banking services being provided pursuant to the corporate finance representation agreement between the parties entered into in May 2005. The agreement is for a period of one year, which shall be extended to two years upon completion of a successful financing. In the event of a consummated transaction, the Company will pay the investment banker fees ranging from 2% to 8% of amounts raised and issued to the investment banker varying amounts of securities issued in the financing, depending of the type of securities and nature of transaction. The shares were valued at $246,350 based on a $.09 quoted trade price on the grant date. The $246,350 was deferred and amortized over the service term resulting in a deferred expense of $143,000 at December 31, 2005 and was fully amortized at March 31, 2006.

In October 2005, the Company issued 744,542 shares of its common stock to an investment banker as consideration for services provided pursuant to terms of a corporate finance representation agreement in connection with Company borrowings in August 2005, and recorded deferred debt issue costs asset of $74,466, based on the $.10 quoted trade price at the grant date. Additionally, the Company has recorded additional deferred debt issue costs of $135,000 relating to warrants issued to the investment banker and another consultant for services provided in connection with the borrowing transaction. Warrants are for the purchase of 900,000 shares of common stock at a per share price of $0.001 for a term of 5 years (850,000 warrants) and 10 years (50,000 warrants). The full amount of debt issue costs was amortized into interest expense in 2005.

Common Stock Issued for Cash

In November 2005, pursuant to the “safe harbor” private offering exemption provided by Rule 506 of Regulation D under Section 4(2) and of the Securities Act, the Company received cash for working capital purposes of $175,000 and issued to an investor 1,029,411 shares of its common stock and the right to purchase an additional 7,794,117 shares (“option shares”) of common stock at $0.17 per share pursuant to terms of a Common Stock Purchase Agreement, Investor Rights Agreement, Covenant to Adjust and First Right of Refusal Agreement. Additionally, in November 2005, pursuant to the “safe harbor” private offering exemption provided by Rule 506 of Regulation D under Section 4(2) and of the Securities Act, the Company received cash for working capital purposes of $167,000 and issued 1,192,857 shares of its common stock and the right to purchase an additional 9,521,429 shares of common stock at $0.14 per share pursuant to terms of a Common Stock Purchase Agreement, Investor Rights Agreement, Covenant to Adjust and First Right of Refusal Agreement. Additionally, in December 2005, pursuant to the “safe harbor” private offering exemption provided by Rule 506 of Regulation D under Section 4(2) and of the Securities Act of 1933, the Company received cash for working capital purposes of $50,000 and issued 357,143 shares of its common stock and the right to purchase an additional 2,142,857 shares of common stock at $.14 per share pursuant to terms of a Common Stock Purchase Agreement, Investor Rights Agreement, Covenant to Adjust and First Right of Refusal Agreement. Additional investment rights are exercisable for two of the investors for 60 days after the Company notifies the investors that it has extended the due dates for the Bridge Notes discussed in Note 5. The additional investment rights are exercisable for one of the investors (the $167,000 investor) for 60 days after the Company notifies the investors that it has met the Efficiency condition (see below). The Covenant to adjust requires a decrease in the original purchase price if certain “efficiency” conditions, as defined in the agreement are not met. The Shares purchase prices are subject to reduction to a minimum $.11 per share for the $.17 shares and $0.08 per share for the $.14 shares, conditional upon when certain recycling volume and purity specifications are met (the “Efficiency” conditions) .The reduction in purchase price is payable, at the investors option, in cash or additional shares of common stock. The $164,571 maximum redemption values of the above shares were reclassified to temporary equity at December 31, 2005. In January 2006 the Company issued additional shares at the investors election of 198,810 and 416,666 shares, based on a reduced purchase price of $.12 (for the $.14 purchase price shares), and 137,255 shares for a reduced purchase price of $.15 (for the $.17 purchase price shares) and the covenant to adjust was amended to eliminate any further adjustments to the original purchase price. The temporary equity was reclassified to permanent equity at that January 2006 date. The investor rights agreement contains registration rights on the issued shares and option shares which requires the Company to prepare and file a registration statement and use its best efforts to cause such registration statement to become effective and keep it effective for 90 days including filing any required amendments.

ITEC Environmental Group, Inc. and Subsidiary
Notes to Unaudited Condensed Consolidated Financial Statements
March 31, 2006
 (Unaudited)

Stock Options

The Company has adopted an incentive stock option plan (the “Plan”) under which options granted are intended to qualify as “incentive stock options' under Section 422A of the Internal Revenue Code of 1986, as amended. Pursuant to the Plan, options to purchase up to 275 shares of the Company's common stock may be granted to employees of the Company. The Plan is administered by the Board of Directors which is empowered to determine the terms and conditions of each option subject to the limitation that the exercise price can not be less than market value of the common stock on the date of grant (110% of the market value in the case of options granted to an employee who owns 10% or more of the Company's outstanding common stock) and no option can have a term in excess of 10 years (5 years in the case of options granted to an employee who owns 10% or more of the Company's outstanding common stock). As of March 31, 2006, no Plan options have been granted.

Effective pursuant to resolution of the Board of Directors in 2005 the Company adopted a 2005 Stock Plan to provide a source for the issuance of common stock of Itec in connection with compensatory programs sponsored by the Company and any other circumstances deemed by the Board of Directors as such a special situation. The number of shares available for granting awards under the Plan is 15,000,000 shares. The Plan is eligible to any employee of the Company, any individual who is a member of the board of directors of the Company or any individual performing services for the Company as a Non-employee Contractor and any individual who has accepted an offer of employment with the Company. Unless the Board of Directors determines otherwise, shares of non-vested Stock awarded to a Participant will be forfeited if the Participant terminates employment or service for any reason other than death, disability, retirement or involuntary termination.

Stock Warrants

Warrants have been granted at prices that are equal to, or more or less than the current fair value of the Company's common stock at the date of grant. All warrants granted to date are fully vested, have cashless exercise rights and there were no defined terms for any underlying services. Therefore they were expensed at the grant date. The fair value of warrants issued during 2005 was estimated using the Black-Scholes option-pricing model with the following assumptions: a dividend yield of 0%; expected volatility of 200% to 427%; risk-free interest rates of 3.6 to 4.6%; and expected lives of 5 and 10 years. The fair value of warrants issued during 2006 was estimated using the Black-Scholes option-pricing model with the following assumptions: a dividend yield of 0%; expected volatility of 300%; risk-free interest rates of 4.8%; and expected lives of 10 years. The weighted-average fair value of warrants granted during 2005 approximated $0.12, and $0.13 during the three months ended March 31, 2006.

In February 2006, in connection with and upon their resignation, the Company granted cashless exercise warrants to purchase 500,000 shares of the Company’s common stock to each of two directors of the Company, having an exercise price of $0.12 and expiring in 10 years. The Company recorded $120,000, the fair value as determined utilizing the Black-Scholes valuation model, as general and administrative expense since there is no vesting requirement.

During the quarter ended March 31, 2006 the CEO assigned 3,213,889 of his warrants to service providers of the Company. Such warrants have an exercise price of $.06. The Company recognized immediate expense of $413,347 since there was no stated terms for the services.

ITEC Environmental Group, Inc. and Subsidiary
Notes to Unaudited Condensed Consolidated Financial Statements
March 31, 2006
 (Unaudited)

In connection with sales of Private Placement units comprised of Private Placement Notes and warrants as disclosed in Note 5, during the three months ended March 31, 2006, the Company received subscription proceeds relating to $550,000 of notes and 1,650,000 warrants. These warrants are excisable at $0.06 per share for 10 years and include cashless exercise terms.

In 2005, pursuant to the terms of a common stock purchase agreements (see Stock Issued for Cash above), the Company issued additional investment rights (“option shares”) to purchase 9,521,429 common shares at $.17 per share, 7,794,117 common shares at $.14 per share and 2,142,857common shares at $.14 per share. (total of 19,458,403 additional investment rights common shares) The additional investment rights are exercisable for 60 days after the Company notifies the investors that it has extended the due dates for the Bridge Notes discussed in Note 5. The Option Shares exercise prices were subject to reduction to $.11 per share for the $.17 options and $0.08 per share for the $.14 options, conditional upon when certain recycling volume and purity specifications are met (the “Efficiency” conditions). The reduction in purchase price is payable, at the investor’s option, in cash or additional shares of common stock. In January 2006 the Company reduced the purchase prices to $.12 and $.15 (for the $.14 and $.17 option, respectively) and the covenant to adjust was amended to eliminate further adjustments to the option shares purchase price. The investor rights agreement contains registration rights on the issued shares and option shares which require the Company to prepare and file a registration statement and use its best efforts to cause such registration statement to become effective and keep it effective for 90 days including filing any required amendments. Since this is a best efforts clause and there are no liquidating damages or penalties, the option shares qualify as equity pursuant to EITF 00-19 as the Company may issue unregistered shares upon exercise of the options and there is no cash penalty, and other criteria for equity classification are met. However, since there is an authorized shares issue derived from the variable conversion rate convertible debt, theses option shares must be classified as liabilities at fair value. The fair value at the issuance date was recorded at $1,603,566 with a charge to operations to change in fair value liability of warrants and derivatives of approximately $1,212,000. The reduction in fair value credited to the change in fair value liability of warrants and derivatives from the issuance date through December 31, 2005 was $468,000 resulting in a warrant liability of $1,136,000 at December 31, 2005. At March 31, 2006, the fair value liability was $1,089,000 and the reduction in fair value was credited to the change in fair value of warrants and derivatives by $47,000.

The Company has determined that pursuant to EITF 00-19, all of the Company’s warrants granted to non-employees must be classified as liabilities. Since the Company has issued convertible debt with variable conversion terms, the ability to have enough authorized common shares to fulfill its potential obligations under convertible debt and warrant contracts is not under the Company control and accordingly the criteria for classification as equity instruments under EITF 00-19 is not met. Accordingly, as of December 31, 2005 and March 31, 2006, the warrant liability recorded was approximately $3,446,000 and $4,730,000, respectively, which represents the fair value of outstanding warrants at those dates computed using the Black-Scholes option pricing method with the assumptions as discussed above. During the three months ended March 31, 2006 the Company recognized approximately $967,000 of expense relating to the change in fair value of the warrants during the period. Such amount is included in the accompanying statement of operations as the change in fair value liability of warrants and derivatives.

The following summarizes activity for stock warrants, not including Additional Investment Rights discussed above, all of which are exercisable:

		Weighted average
	Outstanding	exercise price
Balance at December 31, 2005	43,567,930	$0.05
Granted/ Issuable	2,650,000	0.06
Exercised	-	-
Expired/ Cancelled	-	-
Balance at March 31, 2006	46,217,930	$0.06

Additional information regarding warrants outstanding as of March 31, 2006, is as follows:

		Weighted average	Weighted average
Range of exercise prices	Shares	remaining life	exercise price
$ 0.001	11,288,439	9.0 years	$0.001
$ 0.02 - $ 0.05	760,000	6.6 years	$0.04
$ 0.06	29,357,370	7.7 years	$0.06
$ 0.09 - $ 0.12	2,500,000	4.3 years	$0.10
$ 0.25	300,000	4.3 years	$0.25
$ 29.70	12,121	1.6 years	$29.70
Total	46,217,930	7.5 years	$0.06

ITEC Environmental Group, Inc. and Subsidiary
Notes to Unaudited Condensed Consolidated Financial Statements
March 31, 2006
 (Unaudited)

Note 8.  Related Party Transactions

In July 2000, the Company's Board of Directors approved and authorized the Company to make a loan of $250,000 to the Company's Chief Executive Officer. The loan, according to the minutes of the Board meeting, is interest only for ten years with the total principal due at the end of ten years. As of March 31, 2006, a balance of $147,973 (unchanged from December 31, 2004 and 2005) was due.

In 2004, the Company received advances totaling $76,100 from its Chief Executive Officer primarily to accommodate working capital needs of the Company. Such advances are unsecured, bear interest at 10% and due on demand. During 2005, $61,500 was repaid. At December 31, 2005 and March 31, 2006 advances payable were $6,600.

The Company has an agreement with its attorney, who at times during fiscal year 2005 was related party principal stockholder and who became a director in 2006, for legal services whereby the attorney is periodically issued vested, non-forfeitable common shares of the Company and any proceeds from the sale of such shares by the related party are credited against invoice amounts due to that related party for legal services. The agreement has no stated term. Due to the contingent nature of the proceeds and the unstated term of the agreement, the fair values of shares granted are expensed on the grant date. Legal fee invoices are accrued to accounts payable, periodically paid in cash and the accounts payable and legal expenses are credited for proceeds received by the related party and reported to the Company. During the year 2005 the Company issued 9,957,692 common shares pursuant to the legal services agreement. The shares were valued at the quoted trading prices on the respective issue dates which ranged from $.09 to $.23 per share or an average of approximately $.164 per share, resulting in expense of approximately $1.6 million. During 2005, the Company also recognized approximately $1.2 million of stock based legal expenses relating to this same services provider that had been deferred at December 31, 2004. The Company incurred $179,984 to this related party legal services provider for the three months ended March 31, 2006 of which $49,426 was recorded as deferred debt issue costs. Accounts payable to the related party for legal services was $249,932 at March 31, 2006.

Note 9. Commitments and Contingencies

Legal Matters

During the three months ended March 31, 2006, a judgment was awarded against the Company relating to amounts owed as claimed by the plaintiff. In April 2006, the Company paid the judgment award of approximately $70,000 in satisfaction of the judgment. The Company has recorded an accrued liability and expense during the three months ended March 31, 2006 to provide for the full amount of the award.

As described in Note 5, in April 2006 the Company received notice from The Elevation Fund that the Company has defaulted on the $600,000 loan, accrued interest and accrued fees on November 1, 2005 and has notified the Company that interest is accruing at the default rate of 18% since November 1, 2005, and the accrued fees accrue interest at the default rate of 18% since August 1, 2005. In addition, the lender notified the Company that it has declared all amounts due and payable and intends to exercise any and all remedies provided under the loan agreement, note and security agreement (including without limitation, collect, receive, appropriate and realize upon the Collateral (as such term is defined in the security agreement) and sell, lease, assign, transfer or otherwise dispose of such collateral in accordance with the terms of the security agreement) and any and all other remedies available at law or equity.

As described in Note 5, in April 2006 the Company received notice from a Lender representing themselves for a $100,000 loan and as representative of some Investors representing $500,000 of notes that the Company has defaulted on the loans principal in 2005. The notification states that interest is accruing at the default rate of 18% since December 2005 and declares that all unpaid amounts of principal and interest are immediately due and payable with such interest continuing to accrue until the notes are paid in full. In addition the Lender and Investors further reserve all other rights pursuant to the loan agreements and promissory notes including the rights to collect all costs and expenses of collection.

The Company continues to be in the process of meetings and discussions with these note holders with respect to continued forbearance.

In May 2006, a complaint was filed against the Company by Rose Waste Systems, Inc. (“plaintiff”). The proceeding is an action for monetary damages for, among other claims, the purchase price of certain plastic recycling processing equipment (the “equipment”) acquired by the Company from a third party vendor. The equipment is currently installed in the Company’s Riverbank plastic recycling facility (“Riverbank Plant”). The aggregate money damages for all claims made by plaintiff is approximately $250,000, plus costs, which may include attorney fees. In addition to monetary damages or in partial lieu thereof, plaintiff has demanded possession of the equipment. If plaintiff were to successfully obtain an order from the Court that plaintiff was entitled to possession of the installed equipment and if plaintiff recovered possession of the equipment, the Company would be incapable of operating the Riverbank Plant until such time as the equipment could be replaced and installed. The Company intends to vigorously defend this lawsuit and is advised by legal counsel that the claims made by plaintiff against the Company, at least as to the right in plaintiff to possess the equipment, are substantially without merit.

ITEC Environmental Group, Inc. and Subsidiary
Notes to Unaudited Condensed Consolidated Financial Statements
March 31, 2006
 (Unaudited)

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

In February 2006, the Company entered into an agreement with an investment advisor to act as placement agent in connection with the private placement of the Company’s securities for a term of six months. The Company shall pay compensation of 7% of the gross proceeds of the proposed offering to be paid at closing of the proposed offering and a warrant to purchase that number of shares of common stock of the Company equal to the aggregate of (a) 7% of the shares of common stock sold at a per share exercise price equal to the per share price of such shares in the offering, and (b) to the extent the securities are not common stock, 7% of the common stock acquirable upon exercise, exchange or conversion of such securities at a per share exercise price equal to the minimum per share price payable by an investor.

In March 2006, the Company entered into an agreement with a financial advisor to act as an exclusive financial advisor for a term of six months. The agreement requires a retainer of $30,000 of which $15,000 is payable upon execution of agreement with remaining $15,000 payable 30 days from execution of agreement. The retainer will be credited against the following financing or acquisition fees (i) 7% of gross proceeds of any financing executed by the Company; (ii) a warrant to purchase a number of shares of common stock equal to 10% of shares sold in the financing with an exercise price equal to the offering price of the shares of common stock to be sold in the financing. (iii) an acquisition fee equal to 3% of the transaction value payable in cash upon the closing of a transaction, subject to a minimum fee of $350,000.

In April 2006 the Company executed a non-binding letter intent to acquire certain assets constituting the operations of two plastics recycling plants and to enter into a supply agreement with the seller for the seller to supply plastics to the two operations.

Note 10. Subsequent Events

Subsequent to March 31, 2006, the Company raised additional funds under its private placement (see Note 5).

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

FORWARD LOOKING STATEMENTS CAUTIONARY

This Item 6. and the report on Form 10-QSB for the three months ended March 31, 2006 may contain "forward-looking statements." In some cases, you can identify forward-looking statements by terminology such as "may," "will," "should," "could," "expects," "plans," "intends," "anticipates," "believes," "estimates," "predicts," "potential" or "continue" or the negative of such terms and other comparable terminology. These forward-looking statements include, without limitation, statements about our market opportunity, our strategies, competition, expected activities and expenditures as we pursue our business plan, and the adequacy of our available cash resources. Although we believe that the expectations reflected in any forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Actual results may differ materially from the predictions discussed in these forward-looking statements. Changes in the circumstances upon which we base our predictions and/or forward-looking statements could materially affect our actual results. Additional factors that could materially affect these forward-looking statements and/or predictions include, among other things: (1) our limited operating history; (2) our ability to pay down existing debt; (3) our ability to retain the professional advisors necessary to guide us through our corporate restructuring; (4) the risks inherent in the investigation, involvement and acquisition of a new business opportunity; (5) unforeseen costs and expenses; (6) potential litigation with our shareholders, creditors and/or former or current investors; (7) the Company's ability to comply with federal, state and local government regulations; and (8) other factors over which we have little or no control.

Business - Itec Environmental Group, Inc. and its subsidiary ECO2 Environmental Systems, Inc., (together, the “Company”) is primarily engaged in activities to become a worldwide supplier of recycled plastics using its proprietary process and equipment and to form strategic alliances to become a supplier of recycling equipment outside of the United States. During 2005, the Company commenced construction of its first recycling line at its Riverbank, California plant and on May 31, 2006 announced that it has commenced recycling operations. After months of equipment and product testing as well as several successful trial runs of its patented Eco2(tm) plastic recycling system, the Riverbank plant has begun operating eight hours a day, five days a week, producing approximately 14,000 pounds of recycled PET flakes per day. The Company expects to increase production to twenty-four hours a day, seven days per week over the next two months and add additional capacity, increasing daily production to approximately 19,000 pounds of recycled PET flakes per day. Over the next eight months, Itec expects to acquire and install additional equipment that will improve output to 198,000 pounds of recycled PET flakes per day. During this time, Itec also anticipates the installation of a pellet production system. The processing of the PET flakes into pellets will increase the overall value of the recycled product and generate greater return on the recycled PET sold by the Company.

In June 2005, pursuant to terms of a 4.25% promissory note the Company received into an escrow account $1,990,000, after deduction of $10,000 for loan fees to the lender, from the California Integrated Waste Management Board (the “CIWMB”). The CIWMB makes low interest loans to local government agencies and private business entities within a Recycling Market Development Zone to increase diversion of nonhazardous solid waste from landfills and to promote market demand for secondary and post consumer materials. Approval for the loan was based on the Company's projection to build its first Eco2 Environmental System Plant and to divert post consumer plastic bottles as a result of the loan. Borrowing of CIWMB funds required, among other things, verification of matching funds, which will co-fund equipment purchases. In August 2005 the Company received an investment and deposited funds sufficient to enable the Company to begin construction of its first Eco2 Environmental Recycling System Plant .

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

The Company operates in the evolving field of plastics materials recycling. New developments could both significantly and adversely affect existing and emerging technologies in the field. The Company's success in developing additional marketable products and processes and achieving a competitive position will depend on its ability to attract and retain qualified management personnel and to raise sufficient capital to meet its operating and development needs.

Critical Accounting Policies and Estimates - The preparation of financial statements included in this Quarterly Report on Form 10-QSB requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  On an on-going basis, management evaluates its estimates and judgments. Management bases its estimates and judgments on historical experiences and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources.  Actual results may differ from these estimates under different assumptions or conditions.  The more significant accounting estimates inherent in the preparation of the Company's financial statements include estimates as to the depreciable lives of property and equipment, valuation of equity related instruments and derivatives issued, and valuation allowance for deferred income tax assets. Our accounting policies are described in the notes to financial statements included in this Quarterly Report on Form 10-QSB and our December 31, 2005 Annual Report on Form 10-KSB. The more critical accounting policies are as described below.

Going concern presentation - The accompanying consolidated financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. The Company has incurred recurring losses from operations and has a net working capital deficiency and net capital deficiency that raises substantial doubt about its ability to continue as a going concern. The Report of Independent Registered Public Accounting Firm included in the Company’s December 31, 2005 Annual Report on Form 10-KSB stated that these conditions, among others, raise substantial doubt about the Company’s ability to continue as a going concern. Company management intends to raise additional debt and equity financing to fund future operations and to provide additional working capital. However, there is no assurance that such financing will be obtained in sufficient amounts necessary to meet the Company’s needs. The accompanying consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that may result from the outcome of this uncertainty.

Accounting for Derivatives - The Company evaluates its convertible debt, options, warrants or other contracts to determine if those contracts or embedded components of those contracts qualify as derivatives to be separately accounted for under Statement of Financial Accounting Standards 133 “Accounting for Derivative Instruments and Hedging Activities” and related interpretations including EITF 00-19 “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock”. The result of this accounting treatment is that the fair value of the derivative is marked-to-market each balance sheet date and recorded as a liability. In the event that the fair value is recorded as a liability, the change in fair value is recorded in the consolidated statement of operations as other income or expense. Upon conversion or exercise of a derivative instrument, the instrument is marked to fair value at the conversion date and then that fair value is reclassified to equity. Equity instruments that are initially classified as equity that become subject to reclassification under SFAS 133 are reclassified to liability at the fair value of the instrument on the reclassification date.

Revenue recognition - The Company recognizes revenue when there is persuasive evidence of an arrangement, the product has been delivered or the services have been provided to the customer, the sales price is fixed or determinable, and collectibility is reasonably assured. The Company recognizes revenues from sales of recycled products upon delivery to customers. The Company will recognize revenues from sales of equipment or systems once configuration of such systems are completed and accepted by the customer.

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

Results of Operations - We had revenues of $36,773 during the three months ended March 31, 2006 as compared to $0 in 2005. Revenues in 2006 are the result of commencing recycling operations and initial sales of recycled product. We expect revenues to continue to increase in future periods. The absence of revenues in 2005 was the result of a change in business strategy from the marketing of equipment and licensing of the System technology, to building our own plant for the recycling of plastic.

Total operating expense for the three months ended March 31, 2006 was $1,596,475 compared with $1,101,011in the comparative prior year period. The increase is due primarily to increases in consulting and legal expenses and technology development expenses. Consulting and legal expenses increased to $1,011,579 during the three months ended March 31, 2006 from $761,998 for the comparative prior year period, due primarily to increases in amortization of previously deferred stock-based consulting of $508,000. These expenses are directly related to the use by the Company of legal and strategic business consultants, who have assisted us in our redirection and recapitalization efforts, which have been paid through issuance of common stock and warrants. Consulting and legal fees were approximately $1,023,000 and $762,000 for the three months ended March 31, 2006 and 2005, respectively.

The Company recorded interest expense of $114,108 for the three months ended March 31, 2006, as compared to $15,052 for the comparative prior year period. The increase is due to increased average borrowings during the 2006 period as compared to the comparative prior year period, and the inclusion of approximately $46,000 of debt discount amortization relating to 2006 borrowings.

During the three months ended March 31, 2006, the Company recorded expense of $966,687 relating to the change in fair value liability of warrants and derivatives, as described in notes 5 and 6 in the accompanying condensed consolidated financial statements. There was no such similar expense during the three months ended March 31, 2005.

Net loss increased to $2,666,456 for the three months ended March 31, 2006, compared with $1,116,063 for the three months ended March 31, 2005, due primarily to the 2006 change in fair value liability of warrants and derivatives, and to a lesser extent, to increased technology development, consulting and legal fees, as described above.

At March 31, 2006, the Company has net operating loss carry-forwards available to offset future income taxes which expire through 2025.  Realization is dependent on generating sufficient taxable income prior to expiration of the loss carry-forwards.  A change of greater than 50% of the Company ownership could significantly reduce the availability of these carryforwards.  The Company continues to provide a full valuation allowance to reduce its net deferred tax asset to zero, inasmuch as Company management has not determined that realization of deferred tax assets is more likely than not.

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

At March 31, 2006, we had a working capital deficit of approximately $10.0 million (including fair value liabilities for warrants and embedded derivative of approximately $5.7 million), compared to a working capital deficit of $7.4 million at December 31, 2005.  At March 31, 2006, we had total assets of approximately $3.4 million and a total stockholders’ deficit of approximately $8.5 million, compared with total assets of approximately $3.1 million and total stockholder's deficit of approximately $6.5 million at December 31, 2005.

During the three months ended March 31, 2006, cash used by operating activities increased to approximately $425,000 from $55,000 during the comparative prior year period, due primarily to an increase in net loss.

During the three months ended March 31, 2006, cash used by investing activities increased to approximately $302,000 relating to capital expenditures on the recycling plant as compared to $0 during the comparative prior year period.

During the three months ended March 31, 2006, cash provided by financing activities increased to approximately $704,000 from $0,000 during the comparative prior year period. The Company received proceeds of approximately $550,000 from sales of private placement units, comprised of convertible promissory notes and warrants, and of approximately $103,000 from advances from the Company’s CEO.

At March 31, 2006, the Company does not have sufficient cash to meet its needs for the next twelve months. However, the Company continues to be in the process of raising funds, and Company management anticipates being able to raise sufficient cash to meet the Company’s needs through 2006. There is no guarantee, however, that our efforts will result in raising cash in amounts sufficient to meet the Company’s needs.

During 2006, the Company has received subscriptions and related funds into escrow pursuant to a private placement memorandum in which $2.5 million, which can be increased to $5 million, of bridge financing is to be raised through the offering of a minimum of 20 Units for $25,000 per unit. Each Unit consists of a $25,000 junior secured subordinated convertible debenture (the “Private Placement Notes”), bearing interest at 10% with principal and accrued interest due in 12 months from issuance (“maturity date”), convertible immediately and up to the maturity date, into shares of the Company’s common stock at a price of $0.0975 per share, and a warrant, with a cashless exercise provision, to purchase 75,000 shares of restricted common stock of the Company, exercisable for approximately 10 years (expires April 15, 2015) at an exercise price of $0.06 per share. The conversion price of the debentures and exercise price of the warrant are subject to anti-dilution downward adjustments in the event the Company sells common stock or securities convertible into common stock at a price below the conversion or exercise prices, and subject to other adjustments as described below relating to the registration rights. The security is subordinated only to the security interest granted to CIWMB. The shares underlying the debentures and warrants are subject to piggy back registration rights. In addition a registration statement must be filed within 30 days after an investor elects to convert all or any portion of the debenture. If the registration statement is not filed within that time frame the investor shall be paid 10% of the shares of common stock into which the debenture converts in additional cashless exercise warrants at an exercise price of $.06 per share for each 30 days beyond the initial 30 day period. If the registration statement is not effective within 180 days after filing, the investor will get paid 10% of the shares of common stock into which the debenture converts in additional cashless exercise warrants at an exercise price of $.06 for each 30 days beyond the initial 150 day period. Should the Securities and Exchange Commission fail to declare a registration statement effective on or before May 1, 2007 or should such registration statement thereafter cease to be effective, then the conversion price shall decrease by $.03 upon the occurrence of every 30-day period thereafter (or part thereof) that the registration statement shall not be declared or remain effective, provided, however, that in no event shall the aggregate reduction in conversion price be greater than $.0975. Through March 31, 2006, the Company received $550,000 from the offering subscriptions escrow account from proceeds received in escrow relating to 22 units, and as a result has recorded convertible notes payable of $550,000 and 1,650,000 of warrants. Inasmuch as the offering has not closed and the debentures and warrants have not been issued, the Company has not recorded escrow funds prior to receipt of cash from escrow. At March 31, 2006, an additional $100,000 of subscription funds had been received in escrow, but not disbursed to the Company. Subsequent to March 31, 2006, an additional $885,000 of proceeds has been received into escrow upon subscription for Units, and during April and May 2006, the Company received approximately $625,000 from escrow and approximately $340,000 was disbursed from escrow for payments on the Company’s behalf for legal and other professional fees. In addition, one holder of Lender Notes converted notes of $50,000 plus accrued interest into subscription unit securities and two others have agreed to convert but conversion agreements have not yet been completed. The embedded conversion option in the debenture qualifies as a derivative under FASB Statement 133 and related interpretations since the debenture conversion price is variable, and thus the debenture instrument is separated into a debt instrument and embedded option instrument for financial statement purposes and the embedded option instrument is recorded as a liability at fair value to be marked to fair value at each reporting date through statement of operations as other income or expense. Due to the authorized shares issue this causes under EITF 00-19, the warrants are also classified as a warrant liability to be marked to fair value through the statement of operations. At the debt issuance dates the total fair value liability recorded for the embedded conversion options and warrants was approximately $772,000 and at March 31, 2006, the total fair value liability recorded approximated $850,000 for securities sold through that date.

Off-Balance Sheet Arrangements - We do not have any off balance sheet arrangements that have or are likely to have a material current or future effect on the Company's financial condition, or changes in financial condition, liquidity or capital resources or expenditures.

Recent accounting pronouncements - In May 2005, the FASB issued Statement of Financial Accounting Standards No. 154, “Accounting Changes and Error Corrections”, (SFAS 154”). SFAS 154 replaces APB Opinion No. 20, “Accounting Changes,” and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements,” and changes the requirements for the accounting for and reporting of a change in accounting principle. The Company is required to adopt SFAS 154 in 2007. The Company's results of operations and financial condition will only be impacted by SFAS 154 if the Company implements changes in accounting principles that are addressed by the standard or correct accounting errors in future periods.

Item 3. Controls and Procedures

Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(b) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures are effective. There were no changes in our internal controls over financial reporting during the quarter ended March 31, 2006 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

On or about May 17, 2006 a complaint was filed against registrant by Rose Waste Systems, Inc. (“plaintiff”) in the Superior Court of the State of California in and for Stanislaus County. The proceeding is an action for money damages for, among other claims not material here, the purchase price of certain plastic recycling processing equipment (the “equipment”) acquired by registrant from a third party vendor. The equipment is currently installed in registrant’s Riverbank plastic recycling facility (“Riverbank Plant”). The aggregate money damages for all claims made by plaintiff is approximately $249,706, plus costs which costs may include attorney fees.

In addition to money damages or in partial lieu thereof, plaintiff has demanded possession of the equipment by virtue of a purchase money security interest in the equipment plaintiff alleges has been perfected. If plaintiff were to successfully obtain an order from the Court that plaintiff was entitled to possession of the equipment installed at the Riverbank Plant and if plaintiff recovered possession of the equipment, registrant would be incapable of operating the Riverbank Plant until such time as the equipment could be replaced and installed.
Registrant intends to vigorously defend this lawsuit and is advised by legal counsel that the claims made by plaintiff against registrant, at least as to the right in plaintiff to possess the equipment, are substantially without merit.

Other than as disclosed, the Company is not currently involved in any legal proceeding not previously reported that is not in the ordinary course of business or is material.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Registrant has sold securities in reliance on an exemption from the registration requirements of the Securities Act of 1933 during the period covered by this report. Disclosure of such sales is included in Note 6 to the financial statements presented in Part I of this report on Form 10-QSB which is hereby incorporated herein by reference, to the extent not previously disclosed in any other prior report.

Item 3. Defaults Upon Senior Securities

The registrant is in default on certain senior securities. Disclosure regarding the defaults is included in Note 5 to the financial statements presented in Part I of this report on Form 10-QSB which is hereby incorporated herein by this reference.

Item 4. Submission of matters to a Vote of Securities Holders

Not applicable.

Item 5. Other Information

Not applicable.

Item 6. Exhibits

[See Exhibit Index below after signatures]

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

ITEC ENVIRONMENTAL GROUP, INC.

June 5, 2006	/s/ Gary M. De Laurentiis
Gary M. De Laurentiis
Chairman & Chief Executive Officer
(Principal Executive Officer)

June 5, 2006	/s/ Frederick Smith, Jr.
Frederick Smith, Jr.
Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Description	Location

3.1(i)	Amendment to Restated Certificate of Incorporation	Incorporated by reference to Exhibit A to the DEFR14C filed by the Company on November 30, 2004
3.2(i)	Restated Certificate of Incorporation	Incorporated by reference to Exhibit B to the DEF-14C filed by the Company on September 9, 2002
3.3(i)	Certificate of Incorporation	Incorporated by reference to the Form S-18 Registration Statement filed by the Company File No. 33-31-67
3.4(ii)	Bylaws	Incorporated by reference to Exhibit B to the DEF-14C filed by the Company on September 9, 2002
31.1	Certification of CEO pursuant to Section 302 of the Sarbanes-Oxley Act	Attached
31.2	Certification of CFO pursuant to Section 302 of the Sarbanes-Oxley Act	Attached
32	Certification of CEO and CFO pursuant to Section 906 of the Sarbanes-Oxley Act	Attached