Form 10QSB
period 2006-06-30
ITEC ENVIRONMENTAL GROUP INC
filed 2006-08-14
CIK 855372

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE
SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2006

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒     No ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☒

The number of shares of the Company's common stock outstanding on July 31, 2006: 68,683,605

ITEC ENVIRONMENTAL GROUP, INC.
FORM 10-QSB

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements

ITEC Environmental Group, Inc. and Subsidiary
Condensed Consolidated Balance Sheet
(unaudited)

June 30, 2006
Current assets
Cash and cash equivalents	$61,177
Inventories	41,210
Prepaid expenses and other current assets	96,393
Total current assets	198,780
Property and equipment, net	3,279,684
Notes receivable - officer	147,973
Other assets	375,055

Total assets	$4,001,492

Current liabilities
Accounts payable	$851,525
Accounts payable - related party	272,534
Accrued compensation and other amounts due officers	964,773
Accrued liabilities	507,671
Current portion of capital lease obligations	7,790
Notes and convertible notes payable, net of $1,915,401 debt discount	1,754,581
Current portion of California Integrated Waste Management Board note payable	172,615
Fair value liability for convertible notes payable embedded derivative	2,790,747
Fair value liability for warrants	5,980,535
Loans payable issued prior to 2004	353,980
Total current liabilities	13,656,751
Capital lease obligations, net of current portion	11,377
Note payable to California Integrated Waste Management Board, net	1,799,411
Total liabilities	15,467,539

Commitments and contingencies (Note 9)

Stockholders' Deficit
Preferred stock, $0.001 par value, 10,000,000 shares authorized , none issued and outstanding	-
Common stock, $0.001 par value, 750,000,000 shares authorized, 68,683,605 shares issued and outstanding	68,684
Additional paid-in capital	20,106,582
Accumulated deficit	(31,641,313)
Total stockholders' deficit	(11,466,047)

Total liabilities and stockholders' deficit	$4,001,492

See accompanying notes to condensed consolidated financial statements.

ITEC Environmental Group, Inc. and Subsidiary
Condensed Consolidated Statements of Operations
(unaudited)

	Three months ended June 30,		Six months ended June 30,
	2006	2005	2006	2005

Revenue	$13,520	$-	$50,293	$-
Cost of goods sold	18,643	-	44,602	-
Gross profit	(5,123)	-	5,691	-
Operating expenses
Technology development	422,711	13,673	708,190	29,715
Consulting and legal fees	1,206,368	1,502,894	2,217,947	2,264,892
General and administrative	238,863	500,871	538,280	823,842
Total operating expenses	1,867,942	2,017,438	3,464,417	3,118,449

Loss from operations	(1,873,065)	(2,017,438)	(3,458,726)	(3,118,449)
Other expense
Interest expense	729,308	101,338	843,416	116,390
Loss on conversion of notes payable for stock	-	156,140	-	156,140
Change in fair value liability of warrants and derivatives	986,080	-	1,952,767	-
Total other expense	1,715,388	257,478	2,796,183	272,530

Loss before income taxes	(3,588,453)	(2,274,916)	(6,254,909)	(3,390,979)
Provision for income taxes	-	-	-	-

Net loss	$(3,588,453)	$(2,274,916)	$(6,254,909)	$(3,390,979)

Net loss per share, basic and diluted	$(0.05)	$(0.09)	$(0.09)	$(0.22)

Weighted average shares used in computing net loss per share, basic and diluted	68,683,605	24,427,954	67,563,595	15,711,856

See accompanying notes to condensed consolidated financial statements.

ITEC Environmental Group, Inc. and Subsidiary
Condensed Consolidated Statements of Cash Flows
(unaudited)

	Six months ended June 30,
	2006	2005
Cash flows from operating activities:
Net loss	$(6,254,909)	$(3,390,979)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	181,473	24,564
Change in fair value of warrants and derivatives	1,952,770	-
Loss on conversion of debt for common stock	-	156,140
Issuance of warrants or common stock for services or compensation	590,606	1,876,516
Issuance of warrants for services recorded as derivative liabilities	652,860	-
Amortization of deferred stock-based consulting	508,000	433,622
Amortization of debt issue costs and discount	525,590	24,331
Changes in operating assets and liabilities:
Inventory	26,454	-
Other assets	(79,948)	-
Accounts payable	341,241	385,518
Accrued liabilities	6,531	188,161
Other	-	59,450
Net cash used by operating activities	(1,549,332)	(242,677)
Cash flows from investing activities:
Purchase of property, plant & equipment	(655,612)	-
Net cash used by investing activities	(655,612)	-
Cash flows from financing activities:
Decrease (increase) in restricted cash in escrow	57,854	(2,000,000)
Proceeds (payments on) from CIWMB notes payable	(18,474)	2,000,000
Proceeds from issuance of notes payable	2,319,982	306,000
Payments of debt issue costs	(218,556)
Principal payments on capital lease obligations	(3,550)	(3,199)
Proceeds from notes payable - officers	96,500	-
Payments on notes payable - officers	-	(45,500)
Net cash provided by financing activities	2,233,756	257,301

Net increase in cash and cash equivalents	28,812	14,624

Cash and cash equivalents, beginning of period	32,365	5,366

Cash and cash equivalents, end of period	$61,177	$19,990

Supplemental disclosures of cash flow information:
Cash paid for interest	$149,050	$-
Cash paid for income taxes	$-	$-
Non-cash investing and financing activities
Derivative liabilities recorded as debt discount	$2,319,982	$-
Warrants issued recorded as deferred debt issue costs	$240,769	$-
Conversion of note and interest to convertible note	$52,482	$-
Common stock issued for debt conversion note	$-	$110,000

See accompanying notes to condensed consolidated financial statements.

ITEC Environmental Group, Inc. and Subsidiary
Notes to Unaudited Condensed Consolidated Financial Statements
June 30, 2006

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

The Company is engaged in activities to become a worldwide supplier of recycled plastics using its proprietary process and equipment and to form strategic alliances to become a supplier of recycling equipment outside of the United States. The Company has constructed its first recycling line at its Riverbank, California plant and in May 2006 commenced recycling operations.

Business risks and uncertainties - The Company operates in the evolving field of plastics materials recycling. New developments could both significantly and adversely affect existing and emerging technologies in the field. The Company's success in developing additional marketable products and processes and achieving a competitive position will depend on its ability to attract and retain qualified management personnel and to raise sufficient capital to meet its operating and development needs. While the Company is seeking financing through equity and loans, there can be no assurance that it will be successful in accomplishing its objectives.

Basis of presentation and Going Concern - The accompanying unaudited condensed consolidated financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. The Company has reported recurring losses, cash used by operating activities and has a net working capital deficiency that raises substantial doubt about its ability to continue as a going concern. The Report of Independent Registered Public Accounting Firm included in the Company’s December 31, 2005 Annual Report on Form 10-KSB stated that these conditions, among others, raise substantial doubt about the Company’s ability to continue as a going concern. During the year ended December 31, 2005, the Company reported a net loss of approximately $15.3 million and used cash in operating activities of approximately $1.4 million, and during the six months ended June 30, 2006 reported a net loss of approximately $6.3 million and used cash in operating activities of approximately $1.5 million and as of June 30, 2006, had a working capital deficiency of approximately $13.5 million and total stockholders' deficit of $10.5 million, which includes accumulated losses from inception of $31.6 million.

Company management intends to raise additional debt and/or equity financing to fund future capital expenditures, operations and to provide additional working capital, and in this regard has raised through June 30, 2006, approximately $2.3 million pursuant to sales of securities in connection with its 2006 private placement as described in Note 5. However, there is no assurance that such financing will be obtained in sufficient amounts necessary to meet the Company's needs. In view of these matters, continuation as a going concern is dependent upon the Company's ability to meet its financing requirements, raise additional capital, and the success of its future operations or completion of a successful business combination.

The accompanying condensed consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that may result from the possible inability of the Company to continue as a going concern.

Use of estimates in the preparation of financial statements - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates. The more significant accounting estimates inherent in the preparation of the Company's financial statements include estimates as to the depreciable lives of property and equipment, valuation of inventories, valuation of equity related instruments and derivatives issued, and valuation allowance for deferred income tax assets.

Unaudited Interim Condensed Consolidated Financial Statements - The unaudited interim condensed consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission with regard to interim financial information, and accordingly, do not include all of the information and notes to financial statements required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring adjustments, considered necessary to present fairly the Company’s financial position, results of operations and cash flows for the interim periods presented have been included. Results for the 2006 interim periods are not necessarily indicative of results to be expected for the year ending December 31, 2006 or for any other future period. These interim condensed consolidated financial statements should be read in conjunction with the Company’s audited annual financial statements and related notes thereto, which are included in the Company’s December 31, 2005 Annual Report on Form 10-KSB.

ITEC Environmental Group, Inc. and Subsidiary
Notes to Unaudited Condensed Consolidated Financial Statements
June 30, 2006

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

Inventories - Inventories are comprised of raw materials and recorded at cost determined on a first-in-first out basis.

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

Contingencies - Certain conditions may exist as of the date financial statements are issued, which may result in a loss to the Company, but which will only be resolved when one or more future events occur or fail to occur. Company management and its legal counsel assess such contingent liabilities, and such assessment inherently involves an exercise of judgment. In assessing loss contingencies related to legal proceedings that are pending against the Company or unasserted claims that may result in such proceedings, the Company's legal counsel evaluates the perceived merits of any legal proceedings or unasserted claims as well as the perceived merits of the amount of relief sought or expected to be sought therein. If the assessment of a contingency indicates that it is probable that a liability has been incurred and the amount of the liability can be estimated, then the estimated liability would be accrued in the Company's financial statements. If the assessment indicates that a potentially material loss contingency is not probable but is reasonably possible, or is probable but cannot be estimated, then the nature of the contingent liability, together with an estimate of the range of possible loss if determinable would be disclosed.

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
June 30, 2006

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

Research and development cost - Research and development represent costs incurred in connection with the Company’s development of recycling processes, and such costs are expensed as incurred and included in technology development expenses.

Stock-based compensation - In December 2004, the Financial Accounting Standards Board (“FASB”) released a revision to Statement of Financial Accounting Standard (“SFAS”) No. 123, Accounting for Stock-Based Compensation (“FAS 123R”). FAS 123R sets forth the accounting for share-based payment transactions in which an enterprise receives employee services in exchange for (a) equity instruments of the enterprise or (b) liabilities that are based on the fair value of the enterprise's equity instruments or that may be settled by the issuance of such equity instruments. The statement eliminates the ability to account for share-based compensation transactions using APB Opinion No. 25, Accounting for Stock Issued to Employees, and generally requires instead that such transactions be accounted for using a fair-value-based method, which requires recording an expense over the requisite service period for the fair value of all options or warrants granted to employees and consultants. The Company adopted FAS 123R effective beginning January 1, 2005. The Company did not issue options or warrants to employees prior to 2005.

Basic and diluted net loss per share - Basic net loss per common share is computed by dividing net loss by the weighted-average number of common shares outstanding during the period. Diluted net loss per common share is determined using the weighted-average number of common shares outstanding during the period, adjusted for the dilutive effect of common stock equivalents, consisting of shares that might be issued upon exercise of common stock options, investment rights, warrants or convertible promissory notes. In periods where losses are reported, the weighted-average number of common shares outstanding excludes common stock equivalents, because their inclusion would be anti-dilutive. Computations of net loss per share for the interim periods ended June 30, 2005, exclude 9,307,370 shares issuable upon exercise of outstanding warrants, 2,844,444 shares relating to common stock issuable upon conversion of convertible notes payable, and 12,121 shares relating to common stock issuable upon exercise of outstanding warrants. Computations of net loss per share for the three and six months ended June 30, 2006, exclude 29,948,533 shares relating to common stock issuable upon conversion of convertible notes payable, 50,205,363 shares issuable upon exercise of outstanding and issuable warrants, and 19,458,403 shares issuable upon exercise of rights to purchase common stock.. These common stock equivalents could have the effect of decreasing diluted net income per share in future periods.

Concentrations - Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash equivalents. At times, amounts of cash or cash equivalents in U.S. financial institutions exceed amounts insured by agencies of the U.S. Government.

The Company’s business is reliant on its licensing of technology from Honeywell International, Inc. See Note 4 for a discussion of this concentration and associated risks.

Development-stage company - Through December 31, 2005, the Company presented its consolidated financial statements in accordance with SFAS No. 7 “Accounting and Reporting by Development Stage Enterprises”. This statement specifies the guidelines for identifying an enterprise in the development stage and the standards of financial accounting and reporting for such an enterprise, which includes among other things, presentation of inception to date consolidated statements of operations and cash flows. During 2006, the Company commenced initial production activities at its recycling plant in Riverbank, and accordingly, it has been determined that the Company is no longer in the development stage for financial statement presentation purposes.

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

ITEC Environmental Group, Inc. and Subsidiary
Notes to Unaudited Condensed Consolidated Financial Statements
June 30, 2006

Note 2 Inventories

Inventories at June 30, 2006 consist of the following:

Raw materials	$41,210

Note 3. Property and Equipment

Property and equipment at June 30, 2006 consist of the following:

Manufacturing tools	$23,361
Office furniture and equipment	57,690
Recycling plant	3,519,933
Total property and equipment	3,600,984
Less accumulated depreciation and amortization	(321,300)
Property and equipment, net	$3,279,684

During the three and six months ended June 30, 2006, the Company capitalized $0 and $43,408 of interest into the recycling plant during the construction period.

Note 4. Technology License

In July 2005, the Company and Honeywell International, Inc. (Honeywell) amended certain terms of the license agreement entered into by the parties in 2000, which, among other things, extended the agreement to be in effect for the life of the patent. Pursuant to terms of the Agreement, the Company obtained certain worldwide license rights to practice the methods and to make, use, and sell, the products which are covered by the proprietary rights, limited to the field of use of separating and recovering motor oil from high density polyethylene plastic. Under this amended Agreement, the Company is required to pay minimum annual royalties of $50,000 for 2006, $100,000 for 2007, $200,000 for 2008 and $300,000 for 2009 and for years thereafter. The royalty provision was amended whereby the Company shall pay a royalty rate of $.005 per pound of recycled plastics sold in the United States which shall be due within 30 days of the close of the previous quarter. The first annual minimum payment was due in March 2006, which was accrued but unpaid as of June 30, 2006, and Company management has been engaged in discussions with Honeywell relating to payment modifications, which are expected to result in, among other things, deferral of the first annual minimum payment to 2007

Honeywell may terminate this agreement in the event of a bankruptcy filing or insolvency of the Company, an assignment for the benefit of creditors of the Company, the nationalization of the industry which encompasses any products or services, any suspension of payments under the terms of the agreement by government regulation, the Company's failure to commence manufacture, a substantial change in ownership of the Company (whether resulting from merger, acquisition, consolidation or otherwise), another company or person acquiring control of the Company, or the existence of a state of war between the United States and any country where the Company has a license to manufacture products or provide services. In addition, if either party to the agreement defaults for any reason in any of the obligations under the terms of the agreement, the other party will have the right to terminate the agreement by giving at least 60 days' written notice. Among other things, pursuant to terms of the agreement there are no rights to sub-license granted and the terms require the Company to observe all applicable United States and foreign laws, regulations, rules, and decrees with respect to the transfer of the proprietary rights and related technical data to foreign countries and failure to conform to such laws, regulations, rules and decrees may result in criminal liability.

Note 5.  Notes Payable

Pursuant to terms of Business Loan Agreement, Security Agreements, and $2,000,000 Promissory Note with the California Integrated Waste Management Board (“CIWMB”), in June 2005, the Company received into escrow  $1,990,000, after deduction of $10,000 for loan fees paid to CIWMB. The loan fee was recorded as a debt discount, which is amortized over the loan term.  Approval for the loan was based on the Company's projection to build its first ECO2 Environmental System Plant and to divert post consumer plastic bottles as a result of the loan. The promissory note bears interest at 4.25% per annum, with interest only monthly payments during the first year,  and then principal and interest monthly payments of $22,548 starting in July 2006 until fully paid in May 2015. The promissory note is collateralized by equipment purchased for the recycling plant, a secondary security interest in all other machinery and equipment and other Company assets, and guaranteed by the Company's Chief Executive Officer. The Company made draws from cash in escrow upon meeting certain conditions, including presentation of equipment invoices. Minimum annual principal payments approximate $93,000 in 2006, $192,000 in 2007, $200,000 in 2008, $209,000 in 2009, $219,000 in 2010 and $1,087,000 thereafter during 2011 through 2015.

ITEC Environmental Group, Inc. and Subsidiary
Notes to Unaudited Condensed Consolidated Financial Statements
June 30, 2006

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

In April 2005, the Company issued for cash a 10% note payable for $60,000 due in August 2005, and convertible into shares of Company common stock at a per share price of the lesser of approximately $0.02, or 50% of the closing stock price on the date of conversion. The embedded conversion option qualified as a derivative pursuant to SFAS 133 since the conversion price is variable and the ability to have enough authorized common shares to fulfill its potential obligations under convertible debt contracts is not under the Company control. The fair value of the conversion option of $258,643 was computed using a Black-Scholes option pricing method with the following assumptions: contractual term of .5 years (due to its short term), volatility of 207% (based on historical volatility over the expected term), zero dividends and interest rate of 4.45%. The $258,643 was allocated $60,000 to debt discount, the maximum to be recorded, and $198,643 to operations as a change in fair value of warrants and derivatives. The discount is amortized to interest expense over the term of the note. In June 2005, the note was converted into 3,029,100 shares of Company common stock in accordance with conversion terms and the then fair value liability of $166,669 was reclassified to equity. The full amount of the $60,000 debt discount was amortized to interest expense in 2005.

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

In June 2005, the Company issued for cash a 10% note payable for $128,000 due in October 2005, and convertible into shares of Company common stock at the lesser of 50% of the quoted trade price on the conversion date or $0.045 per share. The embedded conversion option qualified as a derivative pursuant to SFAS 133 since the conversion price is variable and the ability to have enough authorized common shares to fulfill its potential obligations under convertible debt contracts is not under the Company control. The fair value of the conversion option of $155,729 was computed using a Black-Scholes option pricing method with the following assumptions: contractual term of .33 years (due to its short term), volatility of 207% (based on historical volatility over the expected term), zero dividends and interest rate of 4.45%. The $155,729 was allocated $128,000 to debt discount, the maximum to be recorded, and $27,729 to operations as a change in fair value of warrants and derivatives. The discount was amortized to interest expense over the note term. The full amount of the $128,000 debt discount was amortized to interest expense in 2005. In October 2005, the note was converted into 2,937,937 common shares and the then fair value liability of $310,050 was reclassified to equity.

In July 2005, the Company issued for cash a 10% note payable for $250,000 due in October 2005, and convertible into shares of Company common stock at the lesser of 50% of the quoted trade price on the conversion date or $0.028 per share. The embedded conversion option qualified as a derivative pursuant to SFAS 133 since the conversion price is variable and the ability to have enough authorized common shares to fulfill its potential obligations under convertible debt contracts is not under the Company control. The fair value of the conversion option of $441,820 was computed using a Black-Scholes option pricing method with the following assumptions: contractual term of .33 years (due to its short term), volatility of 207% (based on historical volatility over the expected term), zero dividends and interest rate of 4.45%. The $441,820 was allocated $250,000 to debt discount, the maximum to be recorded, and $191,820 to operations as a change in fair value of warrants and derivatives. The discount was amortized to interest expense over the note term. The full amount of the $250,000 debt discount was amortized to interest expense in 2005. In November 2005, the note was converted to 9,404,718 shares of Company common stock and the then fair value liability of $931,829 was reclassified to equity.

In July 2005, the Company issued for cash a 10% note payable for $30,000 due in November 2005, and convertible into shares of Company common stock at the lesser of 50% of the quoted trade price on the conversion date or $0.035 per share. In addition, the Company issued to the lender warrants to purchase 300,000 shares of its common stock at a per share price of $0.25 per share. The embedded conversion option qualified as a derivative pursuant to SFAS 133 since the conversion price is variable and the ability to have enough authorized common shares to fulfill its potential obligations under convertible debt contracts is not under the Company control. The fair value of conversion option of $53,734 was computed using a Black-Scholes option pricing method with the following assumptions: contractual term of .33 years (due to its short term), volatility of 207% (based on historical volatility over the expected term) , zero dividends and interest rate of 4.45%, and was allocated $30,000 to debt discount the maximum to be recorded, and $23,734 to operations as a change in fair value of warrants and derivatives. The discount is amortized to interest expense over the term of the note. The full amount of the $30,000 debt discount was amortized into interest expense in 2005. In November 2005, the note was converted to 885,326 shares of Company common stock and the then fair value liability of $81,430 was reclassified to equity.

ITEC Environmental Group, Inc. and Subsidiary
Notes to Unaudited Condensed Consolidated Financial Statements
June 30, 2006

In August 2005, the Company received from The Elevation Fund, LLC (“The Elevation Fund” or “Elevation”) cash of $600,000 in consideration for (i) a $600,000 promissory note, bearing interest at the greater of prime plus 5% or 10.75% (18% if there is an event of default) and due in 90 days or earlier in certain circumstances (the “Bridge Notes”), and (ii) cashless exercise warrants to purchase 8,500,000 shares of the Company's common stock at an exercise price of $0.001 per share, immediately exercisable for ten years (the “Bridge Warrants”). The warrant value was recorded at approximately $352,000, the proportionate portion of the value of the warrant using a Black-Scholes option pricing method to the total of the warrant value and face amount of the note, as an increase in additional paid-in capital and as a debt discount to be amortized to interest expense over the term of the note. The full amount of the $352,000 debt discount was amortized into interest expense in 2005. The $20,000 origination fee to be paid directly to Elevation was also deferred as a debt discount and amortized to interest expense. The Bridge Notes are collateralized by a second position lien in all Company equipment and a blanket lien on all other assets. In April 2006, the Company received notice from Elevation that the Company defaulted on the loan, accrued interest and fees on November 1, 2005, and notified the Company that interest is accruing at the default rate of 18% since November 1, 2005 and that accrued fees accrue interest at the default rate of 18% since August 1, 2005. In addition, Elevation notified the Company that it has declared all amounts due and payable and intends to exercise any and all remedies provided under the loan agreement, note and security agreement (including without limitation, collect, receive, appropriate and realize upon the Collateral (as such term is defined in the security agreement) and sell, lease, assign, transfer or otherwise dispose of such collateral in accordance with the terms of the security agreement) and any and all other remedies available at law or equity. In June 2006, the Company entered into a Forbearance Agreement with Elevation, which provides for, among other things, payments, comprised first of costs and expenses, then interest, fees and then to principal, of $8,500 upon execution of the Forbearance Agreement, $100,000 on June 26, 2006, $200,000 on July 26, 2006 and payment in full on August 15, 2006 (or sooner if the Company closes on $5 million of financing), and payment of legal costs and expenses. Until repaid, the notes continue to bear interest at 18%.

Additionally in August 2005, the Company received from another investor (“Investor”) cash of $100,000 in consideration for (i) a $100,000 Bridge Note, and (ii) Bridge Warrants for 1,418,439 shares of Company common stock. The warrant value was recorded at $65,156 as an increase in additional paid-in capital and as a debt discount and was amortized to interest expense over the note term . The full amount of debt discount was amortized to interest expense in 2005. In April 2006 the Company received notice from the Investor that the Company has defaulted on the loan in December 2005. The notification states that interest is accruing at the default rate of 18% since December 2005 and declares that all unpaid amounts of principal and interest are immediately due and payable. In addition the Lender further reserves all other rights pursuant to the loan agreement and promissory note including the rights to collect all costs and expenses of collection. In May 2006, the Company entered into a Forbearance Agreement with the Investor and other note holders as described in the following paragraph, which provides for, among other things, payments, comprised first of costs and expenses, then interest, fees and then to principal, of $7,500 upon execution of the Forbearance Agreement, $100,000 on June 26, 2006, $200,000 on July 26, 2006 and payment in full on August 15, 2006 (or sooner if the Company closes on $5 million of financing), and payment of $7,500 for legal costs and expenses. Until repaid, the notes continue to bear interest at 18%.

Additionally, in 2005, the Company received from other investors (the “Lenders”) cash of $650,000 in consideration for promissory notes totaling $650,000, bearing interest at 10% (18% if there is an event of default), due in 120 days or earlier in certain circumstances (the “Lenders Notes”), and convertible into shares of the Company's common stock at a per share price of the lesser of 75% of (i) $.13, or (ii) the price of the common stock of the Company on the Over The Counter Bulletin Board on the day the Lenders elect to convert. The embedded conversion option qualified as a derivative pursuant to SFAS 133 since the conversion price is variable and the ability to have enough authorized common shares to fulfill its potential obligations under convertible debt contracts is not under the Company control. The fair value of the conversion options of $832,928 was computed using a Black-Scholes option pricing method with the following assumptions: contractual term of .33 years (due to its short term), volatility of 207% (based on historical volatility over the expected term), zero dividends and interest rate of 4.45%, and was allocated $635,644 to debt discount, the maximum to be recorded, and $197,284 to operations as a change in fair value of warrants and derivatives. The discount was amortized to interest expense over the note term. The full amount of the $600,000 debt discount was amortized to interest expense in 2005. At December 31, 2005 the fair value liability has been marked down to $159,033 using the Black-Scholes option pricing method with the following assumptions: contractual term of .01 years (due to its short term), volatility of 207% (based on historical volatility over the expected term), zero dividends and interest rate of 4.45%. In April 2006, the Company received notice from a representative of some of the Lenders representing $500,000 of these notes that the Company defaulted on the loans principal in 2005. The notification states that interest is accruing at the default rate of 18% since December 2005 and declares that all unpaid amounts of principal and interest are immediately due and payable with such interest continuing to accrue until the notes are paid in full. In addition, the Lenders further reserve all other rights pursuant to the loan agreements and promissory notes including the rights to collect all costs and expenses of collection. In May 2006, the Company entered into a Forbearance Agreement with the notifying Lenders and the Investor as described in the previous paragraph, which provides for, among other things, payments, comprised first of costs and expenses, then interest, fees and then to principal, of $7,500 upon execution of the Forbearance Agreement, $100,000 on June 26, 2006, $200,000 on July 26, 2006 and payment in full on August 15, 2006 (or sooner if the Company closes on $5 million of financing), and payment of $7,500 legal costs and expenses. Until repaid, the notes continue to bear interest at 18%.

ITEC Environmental Group, Inc. and Subsidiary
Notes to Unaudited Condensed Consolidated Financial Statements
June 30, 2006

Bridge Notes are convertible in whole or in part into securities offered by the Company in its private placement offering of debentures and warrants (the “Private Placement”) on the same terms as such securities are sold to the other investors in the Private Placement, and in this regard the Company has granted the lender the right to invest up to the Bridge Notes amount on the same terms as are offered to other investors in the Private Placement. The Company has agreed to prepare and, as soon as practicable, but in no event later than 75 days following the closing date of the Private Placement (the “Filing Deadline”), file with the Securities and Exchange Commission (the “SEC”) a registration statement on Form SB-2 covering the resale of all shares of common stock underlying the Bridge Warrants, and has further agreed to use its reasonable best efforts to have such registration statement declared effective by the SEC as soon as practicable, but in no event later than the date which is 180 days following the closing date of the Private Placement (the “Effectiveness Deadline”). In the event the registration statement required to be filed is not filed by the Filing Deadline, the Company shall issue to the lender additional cashless warrants to purchase shares of the Company's common stock (“Additional Warrants”) in an amount equal to 10% of the number of shares underlying the Bridge Warrant issued to the lender for each 30 day period (or a portion thereof) during which time such registration statement has not been filed with the SEC, which Additional Warrants shall be issued on the first day of each 30 day period commencing on the Filing Deadline. In addition, in the event the registration statement required to be filed is not declared effective by the SEC by the Effectiveness Deadline, the Company shall issue to the Lender Additional Warrants in an amount equal to 10% of the number of shares underlying the Warrant issued to the Lender for each 30 day period (or portion thereof) during which time such registration statement has not been declared effective by the SEC, which Additional Warrants shall be issued on the first day of each 30 day period and commencing on the Effectiveness Deadline. The exercise price for the Additional Warrants issued shall be the same as the exercise price of the warrants that are issued in the Private Placement. Due to the contingent nature of the conversion rights and related registration rights and penalties, the Company does not consider this debt convertible until the contingency, which is under control of the Company, occurs, whereupon the Company will evaluate whether this debt has an embedded derivative subject to separate accounting pursuant to SFAS 133 or any beneficial conversion value.

During 2006, the Company has received subscriptions and related funds into escrow pursuant to a private placement memorandum in which $2.5 million, which can be increased to $5 million, of bridge financing is to be raised through the offering of a minimum of 20 Units for $25,000 per unit. Each Unit consists of a $25,000 junior secured subordinated convertible debenture (the “Private Placement Notes”), bearing interest at 10% with principal and accrued interest due 12 months from issuance (“maturity date”), convertible into shares of the Company’s common stock at a price of $0.0975 per share, and a warrant, with a cashless exercise provision, to purchase 75,000 shares of restricted common stock of the Company, exercisable for approximately 10 years (expires April 2015) at an exercise price of $0.06 per share. The conversion price of the debentures and exercise price of the warrant are subject to anti-dilution downward adjustments in the event the Company sells common stock or securities convertible into common stock at a price below the conversion or exercise prices, and subject to other adjustments as described below relating to the registration rights. The security is subordinated only to the security interest granted to CIWMB. The shares underlying the debentures and warrants are subject to piggy back registration rights. In addition, a registration statement must be filed within 30 days after an investor elects to convert all or any portion of the debenture. If the registration statement is not filed within that time the investor shall be paid 10% of the shares of common stock into which the debenture converts in additional cashless exercise warrants at an exercise price of $.06 per share for each 30 days beyond the initial 30 day period. If the registration statement is not effective within 180 days after filing, the investor will get paid 10% of the shares of common stock into which the debenture converts in additional cashless exercise warrants at an exercise price of $.06 for each 30 days beyond the initial 150 day period. Should the Securities and Exchange Commission fail to declare a registration statement effective on or before May 1, 2007 or should such registration statement thereafter cease to be effective, then the conversion price shall decrease by $.03 upon the occurrence of every 30-day period thereafter (or part thereof) that the registration statement shall not be declared or remain effective, provided, however, that in no event shall the aggregate reduction in conversion price be greater than $.0975. Through June 30, 2006, subscription proceeds for $2,267,500 of Private Placement Notes had been received into escrow and the Company received approximately $1.6 million from the escrow account,  $100,000 was disbursed from escrow for debt service and approximately $563,000 was disbursed from escrow for payments on the Company’s behalf for legal and other professional fees, and as a result the Company has recorded convertible notes payable of $2,267,500 and 6,802,500 of warrants. Inasmuch as the offering has not closed and the debentures and warrants have not been issued. At June 30, 2006, approximately $22,000 of subscription funds had been received in escrow, but not disbursed to the Company, which is included in other current assets. In April 2006, one holder of Lender Notes converted notes of $50,000 plus accrued interest into a subscription unit comprised of a $52,482 Private Placement Note and 150,000 warrants, and the Company also issued 2 subscription units, comprised of $50,000 of notes and 150,000 warrants, to a consultant for services to be provided pursuant to a one-year consulting agreement The embedded conversion option in the debenture qualifies as a derivative under FASB Statement 133 and related interpretations since the debenture conversion price is variable, and thus the debenture instrument is separated into a debt instrument and embedded option instrument for financial statement purposes and the embedded option instrument is recorded as a liability at fair value and marked to fair value at each reporting date through statement of operations as other income or expense. Due to the authorized shares issue this causes under EITF 00-19, the warrants are also classified as a warrant liability and marked to fair value through the statement of operations. At the debt issuance dates the total fair value liability recorded for the embedded conversion options and warrants was approximately $3,434,000 and at June 30, 2006, the total fair value liability recorded approximated $3,398,000 for securities sold through that date. The fair value of the embedded conversion option and warrant was computed using a Black-Scholes option pricing method with the following assumptions: contractual term of 1year (due to its short term) and contractual term of 10 years (since no historical basis yet exists), respectively, volatility of approximately 207% and 300% (based on historical volatility over the expected term), respectively, zero dividends and interest rate of 4.8%. The value of the embedded conversion feature was allocated $2,320,000 to debt discount, the maximum to be recorded, and the remaining $892,000 and $1,114,000 to operations for the three and six months ended June 30, 2006, respectively, as a change in fair value of warrants and derivatives. The discount is amortized to interest expense over the term of the note, and during the three and six months ended June 30, 2006, $359,000 and $405,000 was amortized to interest expense.

ITEC Environmental Group, Inc. and Subsidiary
Notes to Unaudited Condensed Consolidated Financial Statements
June 30, 2006

Notes and convertible notes payable outstanding at June 30, 2006 consists of the following:

Notes Payable
Bridge Notes	$700,000
Convertible notes payable
Lenders Notes	600,000
Private Placement Notes	2,369,982
Total notes and convertible notes payable	3,669,982
Debt discount, net of amortization	(1,915,401)
Notes and convertible notes payable, net	$1,754,581

CIWMB Note payable outstanding at June 30, 2006 consists of the following:

CIWMB Note	$1,981,026
Debt discount	(9,000)
1,972,026
Less current portion	172,615
Long term portion, net	$1,799,411

Note 6. Common Stock, Stock Warrants and Other Rights to Purchase Common Stock

Common Stock Issued for Services and Settlement

In 2004, Itec executed an agreement with an investment advisor whereby the Company issued a 24% note payable for $500,000. The Company put in escrow with a law firm 303,030 shares of the Company's common stock (“escrowed shares”) and twenty (20) advance notices of not less than $25,000 each. The law firm released these advance notices to the holder commencing in April 2004, all of which were released. At the option of the note holder, interest was payable by the Company either in common stock or cash. During 2005, the Company issued an additional 3,000,000 shares of common stock for services. Such shares were valued at $330,000 based on the quoted trading price of $.11 per share on the grant date. In July 2005, the Company entered into a settlement and release agreement with the investment advisor pursuant to which, among other things, the Company paid $90,353 and received 1,342,692 shares of it's common stock back from escrow, valued at $120,843, which were the remaining amount of the 3,000,000 shares issued in 2005. All amounts due and payable between the companies were considered fully-settled, and the note payable and agreement were cancelled and terminated. In connection with this settlement, the Company recorded a gain on forgiveness of debt of approximately $292,000 in 2005, which included a decrease in additional paid-in capital of approximately $121,000, the fair value of shares cancelled.

During 2005, the Company issued 17,207,634 shares, valued at $2,390,154 based on quoted trade prices at the grant dates ranging from $.07 to $.24 per share and averaging approximately $.14 per share, to consultants for services. The value was recognized over the respective terms of the agreements resulting in deferred stock based consulting expense of approximately $365,000 at December 31, 2005 and was fully amortized at June 30, 2006.

ITEC Environmental Group, Inc. and Subsidiary
Notes to Unaudited Condensed Consolidated Financial Statements
June 30, 2006

The Company has an agreement with a related party for legal services whereby the related party is periodically issued vested non-forfeitable common shares of the Company and any proceeds from the sale of such shares by the related party are credited against invoice amounts due to that related party for legal services. The agreement has no stated term. Due to the contingent nature of the proceeds and the unstated term of the legal service agreement, the fair value of shares issued has been expensed when issued. The related party invoices are accrued to accounts payable, periodically paid in cash and accounts payable is credited for any proceeds in the period the proceeds are received by the related party and reported to the Company. During 2005 the Company issued 9,957,692 common shares pursuant to the legal services agreement. The shares were valued at the quoted trading prices on the respective grant dates which ranged from $.09 to $.23 per share or an average of approximately $.16 per share, resulting in an expense of $1,635,000. During 2005, the Company also recognized approximately $1.2 million of stock based legal expenses relating to this same services provider that had been deferred. During the six months ended June 30, 2006, the Company issued 2,802,925 shares of its common stock and recorded legal expense of approximately $336,000, which was determined based on the $0.12 per share quoted trading price on date of issuance. There were no reported stock sale proceeds during the six months ended June 30, 2006.

During 2005, pursuant to the “safe harbor” private offering exemption provided by Rule 506 of Regulation D under Section 4(2) and of the Securities Act of 1933 (the “Securities Act”), the Company issued 2,737,220 shares of its common stock (and certain registration rights) to an investment banker as retainer for certain corporate finance and investment banking services being provided pursuant to the corporate finance representation agreement between the parties entered into in 2005. The agreement was for a period of one year, extendable to two years upon completion of a successful financing. In the event of a consummated transaction, the Company will pay the investment banker fees ranging from 2% to 8% of amounts raised and issued to the investment banker varying amounts of securities issued in the financing, depending of the type of securities and nature of transaction. The shares were valued at $246,350 based on a $.09 quoted trade price on the grant date. The $246,350 was deferred and amortized over the service term resulting in a deferred expense of $143,000 at December 31, 2005 and was fully amortized in 2006.

In October 2005, the Company issued 744,542 shares of its common stock to an investment banker as consideration for services provided pursuant to terms of a corporate finance representation agreement in connection with Company borrowings in August 2005, and recorded deferred debt issue costs asset of $74,466, based on the $.10 quoted trade price at the grant date. Additionally, the Company has recorded additional deferred debt issue costs of $135,000 relating to warrants issued to the investment banker and another consultant for services provided in connection with the borrowing transaction. Warrants are for the purchase of 900,000 shares of common stock at a per share price of $0.001 for a term of 5 years (850,000 warrants) and 10 years (50,000 warrants). The full amount of debt issue costs was amortized to interest expense in 2005.

During the six months ended June 30, 2006, the Company issued 2,802,925 shares of its common stock to a consultant providing investor advisory services to the Company and recorded consulting expense of approximately $336,000, which was determined based on the $0.12 per share quoted trading price on date of issuance.

Common Stock Issued for Cash

In November 2005, pursuant to the “safe harbor” private offering exemption provided by Rule 506 of Regulation D under Section 4(2) and of the Securities Act, the Company received cash for working capital purposes of $175,000 and issued to an investor 1,029,411 shares of its common stock and the right to purchase an additional 7,794,117 shares (“option shares”) of common stock at $0.17 per share pursuant to terms of a Common Stock Purchase Agreement, Investor Rights Agreement, Covenant to Adjust and First Right of Refusal Agreement. Additionally, in November 2005, pursuant to the “safe harbor” private offering exemption provided by Rule 506 of Regulation D under Section 4(2) and of the Securities Act, the Company received cash for working capital purposes of $167,000 and issued 1,192,857 shares of its common stock and the right to purchase an additional 9,521,429 shares of common stock at $0.14 per share pursuant to terms of a Common Stock Purchase Agreement, Investor Rights Agreement, Covenant to Adjust and First Right of Refusal Agreement. Additionally, in December 2005, pursuant to the “safe harbor” private offering exemption provided by Rule 506 of Regulation D under Section 4(2) and of the Securities Act of 1933, the Company received cash for working capital purposes of $50,000 and issued 357,143 shares of its common stock and the right to purchase an additional 2,142,857 shares of common stock at $.14 per share pursuant to terms of a Common Stock Purchase Agreement, Investor Rights Agreement, Covenant to Adjust and First Right of Refusal Agreement. Additional investment rights are exercisable for a 60 day period after certain events.. The Covenant to adjust required a decrease in the original purchase price if certain “efficiency” conditions, as defined in the agreement were not met. The Shares purchase prices were subject to reduction to a minimum $.11 per share for the $.17 shares and $0.08 per share for the $.14 shares, conditional upon when certain recycling volume and purity specifications were met (the “Efficiency” conditions) .The reduction in purchase price was payable, at the investors option, in cash or additional shares of common stock. The $164,571 maximum redemption values of the above shares was classified as temporary equity at December 31, 2005. In January 2006 the Company issued additional shares at the investors election of 198,810 and 416,666 shares, based on a reduced purchase price of $.12 (for the $.14 purchase price shares), and 137,255 shares for a reduced purchase price of $.15 (for the $.17 purchase price shares) and the covenant to adjust was amended to eliminate any further adjustments to the original purchase price, and the temporary equity was reclassified to permanent equity in 2006. The investor rights agreement contains registration rights on the issued shares and option shares which require the Company to prepare and file a registration statement and use its best efforts to cause such registration statement to become effective and keep it effective for 90 days including filing any required amendments.

ITEC Environmental Group, Inc. and Subsidiary
Notes to Unaudited Condensed Consolidated Financial Statements
June 30, 2006

Stock Options

The Company has adopted an incentive stock option plan (the “Plan”) under which options granted are intended to qualify as “incentive stock options” under the Internal Revenue Code of 1986, as amended. Pursuant to the Plan, options to purchase up to 275 shares of the Company's common stock may be granted to employees of the Company. The Plan is administered by the Board of Directors which is empowered to determine the terms and conditions of each option subject to the limitation that the exercise price can not be less than market value of the common stock on the date of grant (110% of the market value in the case of options granted to an employee who owns 10% or more of the Company's outstanding common stock) and no option can have a term in excess of 10 years (5 years in the case of options granted to an employee who owns 10% or more of the Company's outstanding common stock). As of June 30, 2006, no Plan options have been granted.

Effective pursuant to resolution of the Board of Directors in 2005, the Company adopted a 2005 Stock Plan to provide a source for the issuance of common stock of Itec in connection with compensatory programs sponsored by the Company and any other circumstances deemed by the Board of Directors as such a special situation. The number of shares available for granting awards under the Plan is 15,000,000 shares. The Plan is eligible to any employee of the Company, any individual who is a member of the board of directors of the Company or any individual performing services for the Company as a Non-employee Contractor and any individual who has accepted an offer of employment with the Company. Unless the Board of Directors determines otherwise, shares of non-vested Stock awarded to a Participant will be forfeited if the Participant terminates employment or service for any reason other than death, disability, retirement or involuntary termination.

Stock Warrants

Warrants have been granted at prices that are equal to, or more or less than, the current fair value of the Company's common stock at the date of grant. All warrants granted to date are fully vested, have cashless exercise rights and there were no defined terms for any underlying services. Therefore they were expensed at the grant date. The fair value of warrants issued during 2005 was estimated using the Black-Scholes option-pricing model with the following assumptions: a dividend yield of 0%; expected volatility of 200% to 427% (based on historical volatility over the expected term); risk-free interest rates of 3.6 to 4.6%; and contractual terms of 5 and 10 years (since no historical basis yet exists). The fair value of warrants issued during 2006 was estimated using the Black-Scholes option-pricing model with the following assumptions: a dividend yield of 0%; expected volatility of 300% (based on historical volatility over the expected term); risk-free interest rates of 4.8%; and contractual terms of 10 years (since no historical basis exists). The weighted-average fair value of warrants granted approximated $0.12 during 2005, and $0.13 during the six months ended June 30, 2006.

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

During the six months ended June 30, 2006 the Company’s CEO assigned to service providers of the Company approximately 3.2 million of his warrants .

In connection with sales of Private Placement units comprised of Private Placement Notes and warrants as disclosed in Note 5, during the six months ended June 30, 2006, the Company received subscription proceeds relating to approximately 6,952,500 warrants. These warrants are excisable at $0.06 per share for 10 years and include cashless exercise terms. Additionally, in connection with sales of Private Placement units, pursuant to terms of an agreement with an investment advisor, the Company has agreed to issue warrants based on securities sold and common shares convertible or exercisable into, and in this regard has recorded debt issue costs of approximately $241,000 based on the fair value of approximately 1,667,000 warrants exercisable at $0.0975 per share for one-year and 487,000 warrants exercisable at $0.06 per share for ten-years.

ITEC Environmental Group, Inc. and Subsidiary
Notes to Unaudited Condensed Consolidated Financial Statements
June 30, 2006
In 2005, pursuant to the terms of a common stock purchase agreements (see Stock Issued for Cash above), the Company issued additional investment rights (“Option Shares”) to purchase 9,521,429 common shares at $.17 per share, 7,794,117 common shares at $.14 per share and 2,142,857common shares at $.14 per share (for a total of 19,458,403 additional investment rights common shares). The additional investment rights are exercisable for a 60 day period after certain events. The Option Shares exercise prices were subject to reduction to $.11 per share for the $.17 options and $0.08 per share for the $.14 options, conditional upon when certain recycling volume and purity specifications are met (the “Efficiency” conditions).  In January 2006 the Company reduced the purchase prices to $.12 and $.15 (for the $.14 and $.17 options, respectively) and the covenant to adjust was amended to eliminate further adjustments to the option shares purchase price. The investor rights agreement contain registration rights on the issued shares and option shares which require the Company to prepare and file a registration statement and use its best efforts to cause such registration statement to become effective and keep it effective for 90 days including filing any required amendments. Since this is a best efforts clause and there are no liquidating damages or penalties, the option shares qualify as equity pursuant to EITF 00-19 as the Company may issue unregistered shares upon exercise of the options and there is no cash penalty, and other criteria for equity classification are met. However, since there is an authorized shares issue derived from the variable conversion rate convertible debt, theses option shares are classified as liabilities at fair value. The fair value at the issuance date was recorded at $1,603,566 with a charge to operations to change in fair value liability of warrants and derivatives of approximately $1,212,000. The reduction in fair value credited to the change in fair value liability of warrants and derivatives from the issuance date through December 31, 2005 was $468,000 resulting in a warrant liability of $1,136,000 at December 31, 2005. During the three and six months ended June 30, 2006, the Company recognized expense of approximately $291,000 and $244,000, respectively, relating to the increase in the fair value liability of such investment rights, which such fair value liability approximated $1,380,000 at June 30, 2006.

The Company has determined that pursuant to EITF 00-19, all of the Company’s warrants granted to non-employees are classified as liabilities. Since the Company has issued convertible debt with variable conversion terms, the ability to have enough authorized common shares to fulfill its potential obligations under convertible debt and warrant contracts is not under the Company control and accordingly the criteria for classification as equity instruments under EITF 00-19 is not met. Accordingly, as of December 31, 2005 and June 30, 2006, the warrant liability recorded was approximately $3,446,000 and $5,981,000, respectively, which represents the fair value of outstanding warrants at those dates computed using the Black-Scholes option pricing method with the assumptions as discussed above. During the three and six months ended June 30, 2006, the Company recognized approximately $986,000 and approximately $2.0 million, respectively, of expense relating to the change in fair value of warrants and embedded derivatives in convertible notes during the periods. Such amount is included in the accompanying statement of operations as the change in fair value liability of warrants and derivatives.

The following summarizes activity for stock warrants, not including additional investment rights discussed above, all of which are exercisable:

	Outstanding	Weighted average exercise price
Balance at December 31, 2005	43,567,930	$0.05
Granted/Issuable	11,094,803	0.06
Exercised	-	-
Expired/ Cancelled	(4,457,370)	0.06
Balance at June 30, 2006	50,205,363	$0.06

Additional information regarding warrants outstanding as of June 30, 2006, is as follows:

Range of exercise prices	Shares	Weighted average remaining life	Weighted average exercise price
$ 0.001	10,828,439	8.7 years	$0.001
$ 0.02 - $ 0.05	2,260,000	4.8 years	$ 0.04
$ 0.06	32,639,175	8.0 years	$ 0.06
$ 0.09 - $ 0.13	4,165,628	4.0 years	$ 0.10
$ 0.25	300,000	4.0 years	$ 0.25
$ 29.70	12,121	1.3 years	$29.70
Total	50,205,363	8.2 years	$ 0.06

Note 8.  Related Party Transactions

In 2000, the Company's Board of Directors approved and authorized the Company to make a loan of $250,000 to the Company's Chief Executive Officer. The loan is interest only for ten years with the total principal due at the end of ten years. As of June 30, 2006, a balance of $147,973, which remains unchanged since 2004, was due.

ITEC Environmental Group, Inc. and Subsidiary
Notes to Unaudited Condensed Consolidated Financial Statements
June 30, 2006

The Company has received advances from its Chief Executive Officer primarily to accommodate working capital needs. Such advances are unsecured, bear interest at 10% and due on demand. During 2006, additional advances of $96,500 were made and at June 30, 2006 advances payable were $103,100.

The Company has an agreement with its attorney, who is a related party principal stockholder and who became a director in 2006, for legal services whereby the attorney is periodically issued vested, non-forfeitable common shares of the Company and any proceeds from the sale of such shares by the related party are credited against invoice amounts due to that related party for legal services. The agreement has no stated term. Due to the contingent nature of the proceeds and the unstated term of the agreement, the fair values of shares granted are expensed on the grant date. Legal fee invoices are accrued to accounts payable, periodically paid in cash and the accounts payable and legal expenses are credited for proceeds received by the related party and reported to the Company. During 2005, the Company issued 9,957,692 common shares pursuant to the legal services agreement. The shares were valued at the quoted trading prices on the respective issue dates resulting in expense of approximately $1.6 million. During the six months ended June 30, 2006, the Company issued 2,802,925 shares of its common stock and recorded legal expense of approximately $336,000, which was determined based on the $0.12 per share quoted trading price on date of issuance. During 2005, the Company also recognized approximately $1.2 million of stock based legal expenses relating to this same services provider that had been deferred. The Company incurred legal  service fees of $530,000 to this related party legal services provider for the six months ended June 30, 2006 of which $49,000 was recorded as deferred debt issue costs. Accounts payable to the related party for legal services was approximately $273,000 at June 30, 2006.

Note 9. Commitments and Contingencies

Legal Matters

In 2006, a judgment was awarded against the Company relating to amounts owed as claimed by the plaintiff, and the Company paid the judgment award of approximately $70,000 in satisfaction of the judgment.

As described in Note 5, in April 2006 the Company received notice from holders of $1.2 million of Bridge Notes and Lenders Notes that the Company has defaulted on the loans principal in 2005. Also as described in Note 5, the Company entered into Forbearance Agreements with the note holders, which provides for, among other things, payments of $200,000 on June 26, 2006, $400,000 on July 26, 2006 and payment in full on August 15, 2006 (or sooner if the Company closes on $5 million of financing).

In May 2006, a complaint was filed against the Company by Rose Waste Systems, Inc. (“plaintiff”). The proceeding is an action for monetary damages for, among other claims, the purchase price of certain plastic recycling processing equipment (the “equipment”) acquired by the Company from a third party vendor. The equipment is currently installed in the Company’s Riverbank plastic recycling facility (“Riverbank Plant”). The aggregate money damages for all claims made by plaintiff is approximately $250,000, plus costs, which may include attorney fees. In addition to monetary damages or in partial lieu thereof, plaintiff has demanded possession of the equipment. If plaintiff were to successfully obtain an order from the Court that plaintiff was entitled to possession of the installed equipment and if plaintiff recovered possession of the equipment, the Company would be incapable of operating the Riverbank Plant until such time as the equipment could be replaced and installed. The Company intends to vigorously defend this lawsuit and is advised by legal counsel that the claims made by plaintiff against the Company, at least as to the right in plaintiff to possess the equipment, are substantially without merit. Further, the Company is currently engaged in settlement discussions with plaintiff with a view towards negotiating a mutual settlement and release which will result in the dismissal of the action and the release and waiver of all claims against the Company.

Other Commitments and Contingencies

The Company leases space for its recycling plant, research and development and offices in Riverbank, California pursuant to a lease expiring in March 2009. Future minimum lease payments under the lease approximate $220,000 during 2006 through 2008 and $37,000 in 2009.

In 2005, pursuant to an arbitration award, the Company has been ordered to pay a former customer the sum of $150,000, plus fees and costs, for the return of a deposit previously paid to the Company. The Company recorded an additional accrued liability and expense during 2005 to provide for the full amount of the award.

ITEC Environmental Group, Inc. and Subsidiary
Notes to Unaudited Condensed Consolidated Financial Statements
June 30, 2006

In February 2006, the Company entered into a six-month agreement with an investment advisor to act as placement agent in connection with a private placement of the Company’s securities, which such private placement has not yet occurred. The Company shall pay compensation of 7% of the gross proceeds of the proposed offering to be paid at closing and a warrant to purchase that number of shares of common stock of the Company equal to the aggregate of (a) 7% of the shares of common stock sold at a per share exercise price equal to the per share price of such shares in the offering, and (b) to the extent the securities are not common stock, 7% of the common stock acquirable upon exercise, exchange or conversion of such securities at a per share exercise price equal to the minimum per share price payable by an investor.

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

In 2006, the Company entered into an arrangement with an investment advisor to act as placement agent in connection with the Private Placement of the Company’s securities for a term of six months. The Company shall pay compensation of 8% of the gross proceeds of the proposed offering to be paid at closing of the proposed offering and a warrant to purchase that number of shares of common stock of the Company equal to the aggregate of (a) 8% of the shares of common stock sold at a per share exercise price equal to the per share price of such shares in the offering, and (b) to the extent the securities are not common stock, 8% of the common stock acquirable upon exercise, exchange or conversion of such securities at a per share exercise price equal to the minimum per share price payable by an investor. In connection with this arrangement, the Company paid fees of approximately $169,000 during the six months ended June 30, 2006, and recorded warrants issuable and in this regard has recorded debt issue costs of approximately $241,000 based on the fair value of approximately 1,667,000 warrants exercisable at $0.0975 per share for one-year and 487,000 warrants exercisable at $0.06 per share for ten-years.

In June 2006, the Company entered into an agreement with a consultant to provide services on a non-exclusive basis to assist the Company in finding licensing and distribution agreements, equity capital, debt financing and joint venture partners. The initial term of the agreement is 90 days, but will be automatically extended for an additional five-year term from the funding date following the completion of debt funding pursuant to which the Company received no less than $30 million (the “Financing Amount”). As compensation the Company shall pay fees of 10% of the gross proceeds of funds raised and exercisable, five-year warrants to purchase that number of shares of common stock of the Company equal to 40% of all issued and outstanding stock of the Company at a per share price of $0.001. Should the Company accept an amount less than the Financing Amount, the consultant will be paid a fee of 10% of the lesser amount and proportionately less warrants depending on the funds raised. Additionally, the consultant will be paid fees based on revenues for licensing agreements, distribution agreements or joint ventures or other business relationships entered into by the Company with parties that were referred by the consultant.  No such transactions have yet occurred

As described in Note 4, the first annual minimum payment of $50,000 was due to a licensor in March 2006, which was accrued but unpaid as of June 30, 2006, and Company management has been engaged in discussions with Honeywell relating to payment modifications, which are expected to result in, among other things, deferral of the first annual minimum payment to 2007 This non-payment may be considered an event of default allowing the licensor to terminate the license agreement with 60-days notice to the Company. This is a significant contingency since the licensed technology is a critical component of the Company’s operations.

Note 10. Subsequent Events

In July 2006, the Company entered into a loan agreement pursuant to which the Company received cash of $200,000 in consideration for a $200,000 promissory note bearing interest at 12% and due in one month from issuance and 600,000 ten-year warrants to purchase Company common stock at $0.12 per share. The note is convertible at the holder’s option into private placement securities.

ITEM 2 . MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

FORWARD LOOKING STATEMENTS CAUTIONARY

This Item 2. and June 30, 2006 Quarterly Report on Form 10-QSB may contain "forward-looking statements." In some cases, you can identify forward-looking statements by terminology such as "may," "will," "should," "could," "expects," "plans," "intends," "anticipates," "believes," "estimates," "predicts," "potential" or "continue" or the negative of such terms and other comparable terminology. These forward-looking statements include, without limitation, statements about our market opportunity, our strategies, competition, expected activities and expenditures as we pursue our business plan, and the adequacy of our available cash resources. Although we believe that the expectations reflected in any forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Actual results may differ materially from the predictions discussed in these forward-looking statements. Changes in the circumstances upon which we base our predictions and/or forward-looking statements could materially affect our actual results. Additional factors that could materially affect these forward-looking statements and/or predictions include, among other things: (1) our limited operating history; (2) our ability to pay down existing debt; (3) our ability to retain the professional advisors necessary to guide us through our corporate restructuring; (4) the risks inherent in the investigation, involvement and acquisition of a new business opportunity; (5) unforeseen costs and expenses; (6) potential litigation with our shareholders, creditors and/or former or current investors; (7) the Company's ability to comply with federal, state and local government regulations; and (8) other factors over which we have little or no control.

Business - Itec Environmental Group, Inc. and its subsidiary ECO2 Environmental Systems, Inc., (together, the “Company”) is primarily engaged in activities to become a worldwide supplier of recycled plastics using its proprietary process and equipment and to form strategic alliances to become a supplier of recycling equipment outside of the United States. During 2005, the Company commenced construction of its first recycling line at its Riverbank, California plant and on May 31, 2006 announced that it has commenced recycling operations. After months of equipment and product testing as well as several successful trial runs of its patented Eco2(tm) plastic recycling system, the Riverbank plant has begun operating eight hours a day, five days a week, producing recycled PET flake. The Company expects to increase production to twenty-four hours a day, seven days per week over the next few months and add additional capacity, increasing daily production to approximately 25,000 pounds of recycled PET flake per day. Over the next year, Itec expects to acquire and install additional equipment that will improve output to 198,000 pounds of recycled PET flake per day. During this time, but dependent on customer demand, the Company anticipates the installation of a pellet production system to the end of the recycling system line . The processing of the PET flakes into pellets will increase the overall value of the recycled product and generate greater return on the recycled PET sold by the Company.

In June 2005, pursuant to terms of a 4.25% promissory note the Company received into an escrow account $1,990,000, after deduction of $10,000 for loan fees to the lender, from the California Integrated Waste Management Board (the “CIWMB”). The CIWMB makes low interest loans to local government agencies and private business entities within a Recycling Market Development Zone to increase diversion of nonhazardous solid waste from landfills and to promote market demand for secondary and post consumer materials. Approval for the loan was based on the Company's projection to build its first Eco2 Environmental System Plant and to divert post consumer plastic bottles as a result of the loan. Borrowing of CIWMB funds required, among other things, verification of matching funds, which co-funded equipment purchases. In August 2005, the Company received an investment and deposited funds sufficient to enable the Company to begin construction of its first Eco2 Environmental Recycling System Plant.

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

Results of Operations - We had revenues of approximately $14,000 and $50,000 during the three and six months ended June 30, 2006 as compared to $0 in 2005. Revenues in 2006 are the result of commencing recycling operations and initial sales of recycled product. We expect revenues to continue to increase in future periods. The absence of revenues in 2005 was the result of a change in business strategy from the marketing of equipment and licensing of the System technology, to building our own plant for the recycling of plastic.

Total operating expenses for the three and six months ended June 30, 2006 approximated $1.9 million and $3.5 million compared with $2.0 million and $3.1 million in the comparative prior year periods. Operating expenses decreased during the three months ended June 30, 2006 from the comparative prior year period due primarily to decreases in consulting and legal expenses and general and administrative costs, offset by increases in technology development expenses. Operating expenses for the six months ended June 30, 2006 increased over the comparable prior year period due primarily to an increase in technology and development expense. Consulting and legal expenses decreased during the three and six months ended June 30, 2006 from the comparative prior year periods, due primarily to issuances of warrants and common stock in 2005 for services valued at $1,877,000, as compared to $672,000 in 2006, offset by increases in amortization of previously deferred stock-based consulting of $508,000. These expenses are directly related to the use by the Company of legal and strategic business consultants, who have assisted in our redirection and recapitalization efforts, which have been paid through issuance of common stock and warrants.

The Company recorded interest expense of $729,000 and $843,000 for the three and six months ended June 30, 2006, as compared to $101,000 and $116,000 for the comparative prior year periods. The increase is due to increased average borrowings during the 2006 period as compared to the comparative prior year period, and the inclusion of approximately $526,000 of debt issue costs and discount amortization relating to 2006 borrowings.

During the three and six months ended June 30, 2006, the Company recorded expense of approximately $986,000 and $2.0 million relating to the change in fair value liability of warrants and derivatives, as described in notes 5 and 6 in the accompanying condensed consolidated financial statements. There was no such similar expense during the three or six months ended June 30, 2005.

Net loss increased to $3.6 million and $6.3 million for the three and six months ended June 30, 2006, compared with $2.3 million and $3.4 million for the three and six months ended June 30, 2005, due primarily to the 2006 change in fair value liability of warrants and derivatives.

At June 30, 2006, the Company has net operating loss carry-forwards potentially available to offset future income taxes which expire through 2025.  Realization is dependent on generating sufficient taxable income prior to expiration of the loss carry-forwards.  A change of greater than 50% of the Company ownership could significantly reduce the availability of these carryforwards.  The Company continues to provide a full valuation allowance to reduce its net deferred tax asset to zero, inasmuch as Company management has not determined that realization of deferred tax assets is more likely than not.

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

At June 30, 2006, we had a working capital deficit of approximately $13.5 million (including fair value liabilities for warrants and embedded derivative of approximately $8.8 million), compared to a working capital deficit of $7.4 million at December 31, 2005.  At June 30, 2006, we had total assets of approximately $4.0 million and a total stockholders’ deficit of approximately $11.5 million, compared with total assets of approximately $3.1 million and total stockholder's deficit of approximately $6.5 million at December 31, 2005.

During the six months ended June 30, 2006, cash used by operating activities increased to approximately $1.5 million from $243,000 during the comparative prior year period, due primarily to an increase in net loss.

During the six months ended June 30, 2006, cash used by investing activities increased to approximately $656, 000 relating to capital expenditures on the recycling plant as compared to $0 during the comparative prior year period.

During the six months ended June 30, 2006, cash provided by financing activities increased to approximately $2.2 million from $257,000 during the comparative prior year period. During 2006, the Company received net (of offering related costs) proceeds of approximately $2.0 million from sales of private placement units comprised of convertible promissory notes and warrants.

At June 30, 2006, the Company does not have sufficient cash to meet its needs for the next twelve months. However, the Company continues to be in the process of raising funds, and Company management anticipates being able to raise sufficient cash to meet the Company’s needs through 2006. There is no guarantee, however, that our efforts will result in raising cash in amounts sufficient to meet the Company’s needs.

During 2006, the Company has received subscriptions and related funds into escrow pursuant to a private placement memorandum in which $2.5 million, which can be increased to $5 million, of bridge financing is to be raised through the offering of a minimum of 20 Units for $25,000 per unit. Each Unit consists of a $25,000 junior secured subordinated convertible debenture (the “Private Placement Notes”), bearing interest at 10% with principal and accrued interest due 12 months from issuance (“maturity date”), convertible into shares of the Company’s common stock at a price of $0.0975 per share, and a warrant, with a cashless exercise provision, to purchase 75,000 shares of restricted common stock of the Company, exercisable for approximately 10 years (expires April 2015) at an exercise price of $0.06 per share. Through June 30, 2006, subscription proceeds for approximately $2.3 million of Private Placement Notes had been received into escrow and the Company received approximately $1.6 million from the escrow account, $100,000 was disbursed from escrow for debt service and approximately $563,000 was disbursed from escrow for payments on the Company’s behalf for legal and other professional fees, and as a result has recorded convertible notes payable of $2.3 million and 6,802,000 of warrants.

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

Item 3. Controls and Procedures

Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(b) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures are effective. There were no changes in our internal controls over financial reporting during the quarter ended June 30, 2006 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Registrant intends to vigorously defend this lawsuit and is advised by legal counsel that the claims made by plaintiff against registrant, at least as to the right in plaintiff to possess the equipment, are substantially without merit. Further, the registrant is currently engaged in settlement discussions with plaintiff with a view towards negotiating a mutual settlement and release which will result in the dismissal of the action and the release and waiver of all claims against the registrant.

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

Item 3. Defaults Upon Senior Securities

In June 2006, the Company entered into Forbearance Agreements with Elevation Fund, LLC, and others (the “Holders”) holding approximately $1.2 million certain senior securities, which the registrant defaulted upon. The Forbearance Agreements by and between the registrant and the Holders provides for, among other things, payments, comprised first of costs and expenses, then interest, fees and then to principal, of $200,000 on June 26, 2006, $400,000 on July 26, 2006 and payment in full on August 15, 2006 (or sooner if the registrant closes on $5 million of financing), and payment of legal costs and expenses. Until repaid, the notes continue to bear interest at 18%. Additional disclosure regarding the defaults is included in Note 5 to the financial statements presented in Part I of this report on Form 10-QSB which is hereby incorporated herein by this reference.

Item 4. Submission of matters to a Vote of Securities Holders

Not applicable.

Item 5. Other Information

In July 2006, registrant entered into a loan agreement with Ji Y. Baek pursuant to which the Company received cash of $200,000 in consideration for a $200,000 promissory note bearing interest at 12% and due in one month from issuance and 600,000 warrants to purchase common stock of the registrant at $0.12 per share. The loan agreement is attached as Exhibit 10.1 to this report on Form 10-QSB and hereby incorporated herein by this reference.

Item 6. Exhibits

[See Exhibit Index below after signatures]

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

ITEC ENVIRONMENTAL GROUP, INC.

August 11, 2006	/s/ Gary M. De Laurentiis
Gary M. De Laurentiis
Chairman & Chief Executive Officer
(Principal Executive Officer)

August 11, 2006	/s/ Frederick W. Smith, Jr.
Frederick W. Smith, Jr.
Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Description	Location

3.1(i)	Amendment to Restated Certificate of Incorporation	Incorporated by reference to Exhibit A to the DEFR14C filed by the Company on November 30, 2004
3.2(i)	Restated Certificate of Incorporation	Incorporated by reference to Exhibit B to the DEF-14C filed by the Company on September 9, 2002
3.3(i)	Certificate of Incorporation	Incorporated by reference to the Form S-18 Registration Statement filed by the Company File No. 33-31-67
3.4(ii)	Bylaws	Incorporated by reference to Exhibit B to the DEF-14C filed by the Company on September 9, 2002
10.1	Loan Agreement by and between Itec Environmental Group, Inc. and Ji Y. Baek	Attached
31.1	Certification of CEO pursuant to Section 302 of the Sarbanes-Oxley Act	Attached
31.2	Certification of CFO pursuant to Section 302 of the Sarbanes-Oxley Act	Attached
32	Certification of CEO and CFO pursuant to Section 906 of the Sarbanes-Oxley Act	Attached