Form 10QSB
period 2006-09-30
ITEC ENVIRONMENTAL GROUP INC
filed 2006-11-20
CIK 855372

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE
SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2006

Commission File Number: #033-31067

ITEC ENVIRONMENTAL GROUP, INC.
(Exact name of small business issuer as specified in its charter)

Delaware
(State or other jurisdiction of incorporation or organization)

31-1705310
(IRS Employer Identification Number)

5300 Claus Road, Box 760
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

The number of shares of the Company's common stock outstanding on October 30, 2006: 86,799,405

Transitional Small Business Disclosure Format (Check One): Yes ☐ No ☒

ITEC ENVIRONMENTAL GROUP, INC.
FORM 10-QSB

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements

ITEC Environmental Group, Inc. and Subsidiary
Condensed Consolidated Balance Sheet
September 30, 2006
(unaudited)

Current assets
Cash and cash equivalents	$278,511
Receivable for cash in escrow for securities sold	1,060,518
Inventory	75,797
Prepaid expenses and other current assets	43,149
Total current assets	1,457,975
Property and equipment, net	4,321,560
Deferred debt issue costs, net	1,304,476
Other assets	38,120

Total assets	$7,122,131

Current liabilities
Accounts payable	$913,961
Accounts payable - related party	413,313
Accrued compensation and other amounts due officers	168,000
Accrued liabilities	1,266,221
Current portion of capital lease obligations	8,519
Current portion of convertible notes payable, net of debt discount of $1,646,280	1,905,720
Current portion of note payable to California Integrated Waste Management Board	189,437
Notes payable issued prior to 2004	353,980
Total current liabilities	5,219,151
Non-current liabilities
Capital lease obligations, net of current portion	9,229
Convertible notes payable, net of debt discount of $2,157,581 and net of current portion	1,243,549
Note payable to California Integrated Waste Management Board, net of discount of $8,750 and current portion	1,733,476
Total non-current liabilities	2,986,254

Total liabilities	8,205,405

Commitments and contingencies (Note 10)

Stockholders' Deficit
Preferred stock, $0.001 par value, 10,000,000 shares authorized, none issued and outstanding	-
Common stock, $0.001 par value, 750,000,000 shares authorized, 85,363,824 shares issued and outstanding	85,364
Common stock, at par value, 31,917,561 shares issuable	31,918
Additional paid-in capital	34,121,021
Accumulated deficit	(35,321,577)
Total stockholders' deficit	(1,083,274)

Total liabilities and stockholders' deficit	$7,122,131

 See accompanying notes to condensed consolidated financial statements.

ITEC Environmental Group, Inc. and Subsidiary
Condensed Consolidated Statements of Operations
(unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2006	2005	2006	2005

Revenue	$-	$-	$50,293	$-
Cost of goods sold	-	-	44,602	-
Gross profit	-	-	5,691	-
Operating expenses
Technology development	542,459	29,624	1,250,649	59,339
Consulting and legal fees	1,256,616	2,742,316	3,474,563	5,007,208
General and administrative	3,651,331	367,210	4,069,611	1,191,079
Settlement expense	282,051	-	402,051	-
Total operating expenses	5,732,457	3,139,150	9,196,874	6,257,626

Loss from operations	(5,732,457)	(3,139,150)	(9,191,183)	(6,257,626)
Other expense (income)
Interest expense	1,058,083	1,150,126	1,901,499	1,266,516
Loss on conversion of notes payable for stock	-	359,724	-	515,864
Gain on extinguishment of debt	(86,609)	(292,389)	(86,609)	(292,416)
Change in fair value liability of warrants and derivatives	(3,023,667)	-	(1,070,900)	-
Total other (income) expense	(2,052,193)	1,217,461	743,990	1,489,964

Net loss before income taxes	(3,680,264)	(4,356,611)	(9,935,173)	(7,747,590)
Provision for income taxes	-	-	-	-

Net loss	$(3,680,264)	$(4,356,611)	$(9,935,173)	$(7,747,590)

Net loss per share, basic and diluted	$(0.05)	$(0.12)	$(0.14)	$(0.33)

Weighted average shares used in computing net loss per share, basic and diluted	77,616,114	36,545,559	70,951,257	23,779,468

 See accompanying notes to condensed consolidated financial statements.

ITEC Environmental Group, Inc. and Subsidiary
Condensed Consolidated Statements of Cash Flows
(unaudited)

	Nine months ended September 30,
	2006	2005
Cash flows from operating activities:
Net loss	$(9,935,173)	$(7,747,590)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	355,395	34,596
Gain on extinguishment of debt	86,609	(292,390)
Change in fair value of warrants and derivatives	(1,070,900)	-
Loss on conversion of debt for common stock	-	515,864
Stock based compensation	5,631,394	3,921,973
Amortization of deferred stock-based consulting	508,000	1,177,418
Amortization of debt issue costs and discount	1,225,333	762,025
Changes in operating assets and liabilities:
Inventory	(8,133)	(46,800)
Accounts payable	552,954	364,754
Accrued liabilities	589,182	405,985
Other	(58,835)	(95,649)
Net cash used by operating activities	2,124,174	(999,814)
Cash flows from investing activities:
Purchase of property, plant & equipment	(1,871,410)	(1,262,849)
Net cash used by investing activities	(1,871,410)	(1,262,849)
Cash flows from financing activities:
Decrease (increase) in restricted cash in escrow	57,854	(1,299,192)
Proceeds from (payments on) CIWMB notes payable	(68,337)	2,000,000
Payments of debt issue costs	(311,300)	-
Proceeds from issuance of notes payable	5,671,982	1,907,302
Payments on notes payable	(1,200,000)	(90,353)
Principal payments on capital lease obligations	(4,969)	(4,691)
Proceeds from notes payable - officers	96,500	-
Payments on notes payable - officers	-	(111,500)
Net cash provided by financing activities	4,241,730	2,401,566

Net increase in cash and cash equivalents	246,146	138,903

Cash and cash equivalents, beginning of period	32,365	5,366

Cash and cash equivalents, end of period	$278,511	$144,269

Supplemental disclosures of cash flow information:
Cash paid for interest	$262,936	$35,111
Cash paid for income taxes	$-	$-
Non-cash investing and financing activities
Common stock issued for debt conversion	$-	$143,402
Reclassification of derivative liability to equity	$8,322,304	$-
Derivative liabilities recorded as debt discount	$4,707,405	$-
Deferred debt issue costs	$1,314,215	$197,200
Common stock issued for debt and receivables	$691,448	$-
Exercise of warrant in exchange for accounts payable	$8,500	$-
Restricted cash loan proceeds	$-	$1,990,000
Debt discounts	$-	$1,484,881
Deferred stock based consulting	$-	$613,765

See accompanying notes to condensed consolidated financial statements.

ITEC Environmental Group, Inc. and Subsidiary
Notes to Unaudited Condensed Consolidated Financial Statements
September 30, 2006

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

Basis of presentation and Going Concern - The accompanying unaudited condensed consolidated financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. The Company has reported recurring losses and cash used by operating activities, and has a net working capital deficiency that raises substantial doubt about its ability to continue as a going concern. The Report of Independent Registered Public Accounting Firm included in the Company’s December 31, 2005 Annual Report on Form 10-KSB stated that these conditions, among others, raise substantial doubt about the Company’s ability to continue as a going concern. During the year ended December 31, 2005, the Company reported a net loss of approximately $15.3 million and used cash in operating activities of approximately $1.4 million, and during the nine months ended September 30, 2006 reported a net loss of approximately $9.9 million and used cash in operating activities of approximately $2.1 million and as of September 30, 2006, had a working capital deficiency of approximately $3.8 million and total stockholders' deficit of $1.1 million, which includes accumulated losses from inception of $35.3 million.

Company management intends to raise additional debt and equity financing to fund future capital expenditures, operations and to provide additional working capital, and in this regard during 2006 through September 30, has raised approximately $6.8 million pursuant to sales of securities in connection with its 2006 private placement and subordinated debt offerings as described in Note 5. Further, subsequent to September 30, 2006, the Company has raised approximately $2.1 million in connection with these offerings. There is no assurance that such financing will be obtained in sufficient amounts necessary to meet the Company's needs. In view of these matters, continuation as a going concern is dependent upon the Company's ability to meet its financing requirements, raise additional capital, and the success of its future operations or completion of a successful business combination.

The accompanying condensed consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that may result from the possible inability of the Company to continue as a going concern.

Use of estimates in the preparation of financial statements - Preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates. The more significant accounting estimates inherent in the preparation of the Company's financial statements include estimates as to the depreciable lives of property and equipment, valuation of inventories, valuation of equity related instruments and derivatives issued, and valuation allowance for deferred income tax assets.

Unaudited Interim Condensed Consolidated Financial Statements - The unaudited interim condensed consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission with regard to interim financial information, and accordingly, do not include all of the information and notes to financial statements required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring adjustments, considered necessary to present fairly the Company’s financial position, results of operations and cash flows for the interim periods presented have been included. Results for the 2006 interim periods are not necessarily indicative of results to be expected for the year ending December 31, 2006 or for any other future period. These interim condensed consolidated financial statements should be read in conjunction with the Company’s audited annual consolidated financial statements and related notes thereto, which are included in the Company’s December 31, 2005 Annual Report on Form 10-KSB.

ITEC Environmental Group, Inc. and Subsidiary
Notes to Unaudited Condensed Consolidated Financial Statements
September 30, 2006

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

Receivable for cash in escrow for securities sold - During the three months ended September 30, 2006, the Company received cash in escrow for the sale of notes payable and warrants, a portion of which had not been released to the Company as of September 30, 2006, and which has subsequently been received by the Company.

Restricted cash in escrow - In 2005, the Company received cash from the California Integrated Waste Management Board pursuant to a $2,000,000 note payable, and received cash from an investor fund pursuant to $600,000 notes payable. Funds received from these borrowings were placed in escrow, with draws made by the Company upon satisfaction of certain conditions, including among others, presentation of invoices for purchases of authorized equipment to be financed. These funds were classified as Restricted Cash in Escrow at December 31, 2005, as they were not otherwise available for use by the Company.

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
September 30, 2006

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

Basic and diluted net loss per share - Basic net loss per common share is computed by dividing net loss by the weighted-average number of common shares outstanding during the period. Diluted net loss per common share is determined using the weighted-average number of common shares outstanding during the period, adjusted for the dilutive effect of common stock equivalents, consisting of shares that might be issued upon exercise of common stock options, warrants or convertible promissory notes. In periods where losses are reported, the weighted-average number of common shares outstanding excludes common stock equivalents, because their inclusion would be anti-dilutive. Computations of net loss per share for the interim periods ended September 30, 2005, exclude 20,717,930 shares issuable upon exercise of outstanding warrants, and 18,914,945 shares relating to common stock issuable upon conversion of convertible notes payable. Computations of net loss per share for the interim periods ended September 30, 2006, exclude 71,314,154 shares relating to common stock issuable upon conversion of convertible notes payable, 81,703,454 shares issuable upon exercise of outstanding and issuable warrants, and 19,458,403 shares issuable upon exercise of rights to purchase common stock. These common stock equivalents could have the effect of decreasing diluted net income per share in future periods.

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

Recent accounting pronouncements - In May 2005, the FASB issued Statement of Financial Accounting Standards No. 154, “Accounting Changes and Error Corrections”, (“SFAS 154”). SFAS 154 replaces APB Opinion No. 20, “Accounting Changes,” and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements,” and changes the requirements for the accounting for and reporting of a change in accounting principle. The Company is required to adopt SFAS 154 in 2006. The Company’s results of operations and financial condition will only be impacted by SFAS 154 if the Company implements changes in accounting principles that are addressed by the standard or corrects accounting errors in future periods.

ITEC Environmental Group, Inc. and Subsidiary
Notes to Unaudited Condensed Consolidated Financial Statements
September 30, 2006

In July 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN No. 48”), which prescribes a recognition threshold and measurement process for recording in the financial statements uncertain tax positions taken or expected to be taken in a tax return. Additionally, FIN No. 48 provides guidance on the recognition, classification, accounting in interim periods and disclosure requirements for uncertain tax positions. The accounting provisions of FIN No. 48 will be effective for the Company beginning January 1, 2007. The Company is in the process of determining the effect, if any, that the adoption of FIN No. 48 will have on its consolidated results of operations or financial position.

In September 2006, the SEC issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (SAB 108).  SAB 108 provides interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement.  The SEC staff believes that registrants should quantify errors using both a balance sheet and income statement approach and evaluate whether either approach results in quantifying a misstatement that, when all relevant quantitative and qualitative factors considered, is material.  SAB 108 is effective for fiscal years ending on or after November 15, 2006, with early application encouraged.  The Company believes that SAB 108 will not have a significant impact on its consolidated results of operations or financial position.

In September 2006, the FASB released SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106, and 132(R).” Under the new standard, companies must recognize a net liability or asset to report the funded status of their defined benefit pension and other postretirement benefit plans on their balance sheets. The recognition and disclosure provisions of SFAS No. 158 are effective for periods beginning after December 15, 2006. Although the Company is still evaluating the potential effects of this standard, it is expected that the adoption of SFAS No. 158 will not have a significant impact on its consolidated results of operations or financial position.

In October 2006, the FASB issued FASB Staff Position No. 123R-5, “Amendment of FASB Staff Position FAS 123(R)-1”. The FSP amends FSP 123(R)-1 for equity instruments that were originally issued as employee compensation and then modified, with such modification made to the terms of the instrument solely to reflect an equity restructuring that occurs when the holders are no longer employees. In such circumstances, no change in the recognition or the measurement date of those instruments will result if both of the following conditions are met: a. There is no increase in fair value of the award (or the ratio of intrinsic value to the exercise price of the award is preserved, that is, the holder is made whole), or the antidilution provision is not added to the terms of the award in contemplation of an equity restructuring; and b. All holders of the same class of equity instruments (for example, stock options) are treated in the same manner. The Company believes that FSP 123(R)-5 will not have a significant impact on its consolidated results of operations or financial position.

Note 2. Inventories

Inventories at September 30, 2006 consist of the following:

Raw materials	$75,797

Note 3. Property and Equipment

Property and equipment at September 30, 2006 consist of the following:

Manufacturing tools	$26,482
Office furniture and equipment	74,812
Recycling plant	4,715,489
Total property and equipment	4,816,783
Less accumulated depreciation and amortization	(495,223)
Property and equipment, net	$4,321,560

During 2006, the Company capitalized interest of $43,408 into the recycling plant during the construction period.

ITEC Environmental Group, Inc. and Subsidiary
Notes to Unaudited Condensed Consolidated Financial Statements
September 30, 2006

Note 4. Technology License

In July 2005, the Company and Honeywell International, Inc. (Honeywell) amended certain terms of the license agreement entered into by the parties in 2000, which, among other things, extended the agreement to be in effect for the life of the patent. Pursuant to terms of the Agreement, the Company obtained certain worldwide license rights to practice the methods and to make, use, and sell, the products which are covered by the proprietary rights, limited to the field of use of separating and recovering motor oil from high density polyethylene plastic. Under this amended Agreement, the Company is required to pay minimum annual royalties of $50,000 for 2006, $100,000 for 2007, $200,000 for 2008 and $300,000 for 2009 and for years thereafter. The royalty provision was amended whereby the Company shall pay a royalty rate of $.005 per pound of recycled plastics sold in the United States which shall be due within 30 days of the close of the previous quarter. In November 2006, the Company and Honeywell amended certain terms of the license agreement, which among other things, made the license grant to the Company an exclusive, nontransferable, worldwide license to practice the methods and to make, use, and sell, the products and/or services covered by the Proprietary Rights limited to the field of use, as defined, and to certain sublicense rights. Pursuant to terms of the amendment, the first annual minimum payment is due in February 2007.

Honeywell may terminate this agreement in the event of a bankruptcy filing or insolvency of the Company, an assignment for the benefit of creditors of the Company, the nationalization of the industry which encompasses any products or services, any suspension of payments under the terms of the agreement by government regulation, the Company's failure to commence manufacture, a substantial change in ownership of the Company (whether resulting from merger, acquisition, consolidation or otherwise), another company or person acquiring control of the Company, or the existence of a state of war between the United States and any country where the Company has a license to manufacture products or provide services. In addition, if either party to the agreement defaults for any reason in any of the obligations under the terms of the agreement, the other party will have the right to terminate the agreement by giving at least 60 days' written notice. Among other things, terms of the agreement require the Company to observe all applicable United States and foreign laws, regulations, rules, and decrees with respect to the transfer of the proprietary rights and related technical data to foreign countries and failure to conform to such laws, regulations, rules and decrees may result in criminal liability.

Note 5.  Notes Payable to California Integrated Waste Management Board

Pursuant to terms of Business Loan Agreement, Security Agreements, and $2,000,000 Promissory Note with the California Integrated Waste Management Board (“CIWMB”), in June 2005, the Company received into escrow $1,990,000, after deduction of $10,000 for loan fees paid to CIWMB. The loan fee was recorded as a debt discount, which is amortized over the loan term.  Approval for the loan was based on the Company's projection to build its first ECO2 Environmental System Plant and to divert post consumer plastic bottles as a result of the loan. The promissory note bears interest at 4.25% per annum, with interest only monthly payments during the first year, and then principal and interest monthly payments of $22,548 starting in July 2006 until fully paid in May 2015. The promissory note is collateralized by equipment purchased for the recycling plant, a secondary security interest in all other machinery and equipment and other Company assets, and guaranteed by the Company's Chief Technical Officer (former Chief Executive Officer). The Company made draws from cash in escrow upon meeting certain conditions, including presentation of equipment invoices. Minimum annual principal payments approximate $93,000 in 2006, $192,000 in 2007, $200,000 in 2008, $209,000 in 2009, $219,000 in 2010 and $1,087,000 thereafter during 2011 through 2015. Notes payable and related unamortized debt discount at September 30, 2006 consist of the following:

Note payable to CIWMB	$1,931,663
Debt discount, net of amortization	(8,750)
1,922,913
Less current portion	189,437
Note payable to CIWMB, net of discount and net of current portion	$1,733,476

Note 6. Convertible Notes Payable

Private Placement Notes

As of September 30, 2006, the Company has received subscriptions and related funds into escrow pursuant to a private placement memorandum of up to $9 million, through the offering of a minimum of 20 Units for $25,000 per unit. Each Unit consists of a $25,000 junior secured subordinated convertible debenture (the “Private Placement Notes”), bearing interest at 10% with principal and accrued interest due 18 months from issuance (“maturity date”), convertible into shares of the Company’s common stock at a price of $0.0975 per share, and a warrant, with a cashless exercise provision, to purchase 75,000 shares of restricted common stock of the Company, exercisable for approximately 10 years (expires April 2015) at an exercise price of $0.06 per share (the “Private Placement Warrants”). The conversion price of the debentures and exercise price of the warrant are subject to anti-dilution downward adjustments in the event the Company sells common stock or securities convertible into common stock at a price below the conversion or exercise prices. The security is subordinated only to the security interest granted to CIWMB. The shares underlying the debentures and warrants are subject to piggy back registration rights. In addition, a registration statement must be filed within 30 days after an investor elects to convert all or any portion of the debenture. The Company has amended the private placement memorandum to eliminate the penalty provisions relating to the registration rights agreement which had the effect of potentially lowering the conversion price of the convertible debentures based on filing and effectiveness deadlines. Therefore, the convertible notes are now considered conventional convertible debt and no longer cause an authorized share problem requiring the bifurcation of the debt instrument into an debt instrument and embedded derivative. The convertible debentures are therefore presented as one financial instrument in the accompanying consolidated financial statements. The Company, via written notice, has notified existing subscribers who relied on the prior private placement document, of the amendment, and such notification requested their acceptance of the new terms as applied to their existing investment. As of the date of this report, a majority of the investors have accepted the new terms and if any would not accept the new terms, they would be offered a refund of their investment. The Company believes the remaining investors will accept the terms and therefore does not believe a contingency exists to refund investments. Through September 30, 2006, proceeds for $3,732,500 of Private Placement Notes had been received into escrow, and as a result the Company has recorded convertible notes payable of $3,732,500 and 11,197,500 of warrants. The offering has not closed and the debentures and warrants have not been issued. At September 30, 2006, approximately $710,000 of funds had been received in escrow, but not disbursed to the Company, which is reported as receivable for cash in escrow for securities sold, and which was disbursed to the Company in October 2006. Through September 30, 2006 holders of $150,000 of other notes payable converted those notes, plus accrued interest into a subscription units comprised of approximately $159,000 of Private Placement Notes and 450,000 warrants. Additionally, through September 30, 2006, the Company also issued $50,000 of Private Placement Notes and 150,000 Private Placement Warrants, to a consultant for services to be provided pursuant to a one-year consulting agreement, and $10,000 of Private Placement Notes and 30,000 Private Placement Warrants for an expense reimbursement.

ITEC Environmental Group, Inc. and Subsidiary
Notes to Unaudited Condensed Consolidated Financial Statements
September 30, 2006

During 2005 and through August 18, 2006, the date the notes were repaid, the Company had certain notes payable outstanding that included a variable conversion price, which qualifies the embedded conversion option as a derivative pursuant to SFAS 133 and related interpretations since the conversion price is variable and the ability to have enough authorized common shares to fulfill its potential obligations under convertible debt contracts is not under the Company control. Accordingly, the debenture instrument is separated into a debt instrument and embedded option instrument for financial statement purposes and the embedded option instrument is recorded as a liability at fair value and marked to fair value at each reporting date through statement of operations as other income or expense. Due to the authorized shares issue this causes under EITF 00-19, warrants to purchase Company common stock are also classified as a warrant liability and marked to fair value through the statement of operations. The existence of the absence of the ability to have enough authorized common shares to fulfill its potential obligations for the repaid notes payable, required that all conversion features and all warrants outstanding also be accounted for at fair value.

At the Private Placement Note issuance dates through August 18, 2006, the total fair value liability recorded for the Private Placement Note embedded conversion options and Private Placement Warrants was approximately $3,773,000 and at August 18, 2006, the total fair value liability recorded approximated $2,414,000. The fair value of the embedded conversion option and warrant was computed using a Black-Scholes option pricing method with the following assumptions: contractual term of 1 year (due to its short term) and contractual term of 10 years (since no historical basis yet exists), respectively, volatility of approximately 207% and 300% (based on historical volatility over the expected term), respectively, zero dividends and interest rate of approximately 5%. The full fair value of the warrants of $1,093,000 and $1,544,000 of the $2,679,000 fair value of the embedded conversion feature were allocated to debt discount, the maximum to be recorded, and the remaining $38,000 and $1,135,000 to operations for the three and nine months ended September 30, 2006, respectively, as a change in fair value of warrants and derivatives. At August 18, 2006, when the Company no longer has an inability to have enough authorized common shares to fulfill its potential obligations, the $2,414,000 fair value liability recorded at that date is reclassified to additional paid-in capital.

Subsequent to August 18, 2006, the relative fair value of warrants issuable with Private Placement Notes is recorded as debt discount, to be amortized to interest expense over the note term.

Through September 30, 2006, debt discount of approximately $3.0 million has been recorded, of which $243,000 and $647,000 was amortized to interest expense during the three and nine months ended September 30, 2006, respectively. The fair value of warrants was computed using a Black-Scholes option pricing method with the following assumptions: contractual term of 10 years, volatility of approximately 300%, zero dividends and interest rate of approximately 5%.

Subsequent to September 30, 2006, proceeds from the sale of Private Placement Notes of approximately $1,108,000 have been received in escrow and the Company has received substantially all escrow funds.

Subordinated Notes

During August through September 2006, the Company received $2.8 million into escrow pursuant to a private placement of subordinated convertible notes (the “Subordinated Notes”), bearing interest at 10%, with principal and accrued interest due 12 months from issuance (“maturity date”), convertible into shares of the Company’s common stock at a price of $0.0975 per share, and warrants, with cashless exercise provisions, to purchase 28,000,000 shares of restricted common stock of the Company, exercisable until April 2015 at an exercise price of $0.12 per share (the “Subordinated Notes Warrants”). The conversion price of the debentures and exercise price of the warrant are subject to anti-dilution downward adjustments in the event the Company sells common stock or securities convertible into common stock at a price below the conversion or exercise prices. The security is subordinated only to the security interest granted to CIWMB. The shares underlying the notes and warrants are subject to piggy back registration rights. In addition, a registration statement must be filed within 30 days after an investor elects to convert all or any portion of the note. At September 30, 2006, approximately $350,000 of funds had been received in escrow, but not disbursed to the Company, which is reported as receivable for cash in escrow for securities sold, and which was disbursed to the Company in October 2006. In August 2006, the holder of a $200,000 short-term convertible note payable converted the note, plus accrued interest into a Subordinated Note of $202,000 and 2,020,000 warrants. In the event the holders of Subordinated Notes elect to convert such notes into shares of Company common stock, the Company will issue warrants exercisable into that number of shares of the Company’s common stock equal to the quotient of (i) 65% of the value of the converted notes divided by (ii) a per share price of $0.12.

ITEC Environmental Group, Inc. and Subsidiary
Notes to Unaudited Condensed Consolidated Financial Statements
September 30, 2006

Convertible notes payable and related unamortized debt discount at September 30, 2006 consist of the following:
	Notes	Unamortized Debt discount	Notes, net of debt discount
Private Placement Notes	$3,951,130	$(2,371,469)	$1,579,661
Subordinated Notes	3,002,000	(1,432,392)	1,569,608
Total	6,953,130	(3,803,861)	3,149,269
Less current portion	(3,552,000)	1,646,280	(1,905,720)
Convertible Notes payable, net	$3,401,130	$(2,157,581)	$1,243,549

Note 7. Notes payable that have been repaid or converted prior to September 30, 2006

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
September 30, 2006

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

In July 2005, the Company issued for cash a 10% note payable for $30,000 due in November 2005, and convertible into shares of Company common stock at the lesser of 50% of the quoted trade price on the conversion date or $0.035 per share. In addition, the Company issued to warrants to purchase 300,000 shares of its common stock at a per share price of $0.25 per share. The embedded conversion option qualified as a derivative pursuant to SFAS 133 since the conversion price is variable and the ability to have enough authorized common shares to fulfill its potential obligations under convertible debt contracts is not under the Company control. The fair value of conversion option of $53,734 was computed using a Black-Scholes option pricing method with the following assumptions: contractual term of .33 years, volatility of 207% (based on historical volatility over the expected term), zero dividends and interest rate of 4.45%, and was allocated $30,000 to debt discount the maximum to be recorded, and $23,734 to operations as a change in fair value of warrants and derivatives. The discount is amortized to interest expense over the term of the note. The full amount of the $30,000 debt discount was amortized into interest expense in 2005. In November 2005, the note was converted to 885,326 shares of Company common stock and the then fair value liability of $81,430 was reclassified to equity.

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

In August 2005, the Company received from The Elevation Fund, LLC (“The Elevation Fund” or “Elevation”) cash of $600,000 in consideration for (i) a $600,000 promissory note, bearing interest at the greater of prime plus 5% or 10.75% (18% if there is an event of default) and due in 90 days or earlier in certain circumstances (the “Bridge Notes”), and (ii) cashless exercise warrants to purchase 8,500,000 shares of the Company's common stock at an exercise price of $0.001 per share, immediately exercisable for ten years (the “Bridge Warrants”). The warrant value was recorded at approximately $352,000, the proportionate portion of the value of the warrant using a Black-Scholes option pricing method to the total of the warrant value and face amount of the note, as an increase in additional paid-in capital and as a debt discount to be amortized to interest expense over the term of the note. The full amount of the $352,000 debt discount was amortized into interest expense in 2005. The $20,000 origination fee to be paid directly to Elevation was also deferred as a debt discount and amortized to interest expense. The Bridge Notes are collateralized by a second position lien in all Company equipment and a blanket lien on all other assets. In April 2006, the Company received notice from Elevation that the Company defaulted on the loan, accrued interest and fees on November 1, 2005, and notified the Company that interest is accruing at the default rate of 18% since November 1, 2005 and that accrued fees accrue interest at the default rate of 18% since August 1, 2005. In addition, Elevation notified the Company that it has declared all amounts due and payable and intends to exercise any and all remedies provided under the loan agreement, note and security agreement (including without limitation, collect, receive, appropriate and realize upon the Collateral (as such term is defined in the security agreement) and sell, lease, assign, transfer or otherwise dispose of such collateral in accordance with the terms of the security agreement) and any and all other remedies available at law or equity. In June 2006, the Company entered into a Forbearance Agreement with Elevation, which provides for, among other things, payments, comprised first of costs and expenses, then interest, fees and then to principal, of $8,500 upon execution of the Forbearance Agreement, $100,000 on June 26, 2006, $200,000 on July 26, 2006 and payment in full on August 15, 2006, and payment of legal costs and expenses. The Company fully repaid amounts owed in August 2006. On August 15, 2006, the Company and Elevation executed a Settlement Agreement and Release.

Additionally in August 2005, the Company received from another investor (“Investor”) cash of $100,000 in consideration for (i) a $100,000 Bridge Note, and (ii) Bridge Warrants for 1,418,439 shares of Company common stock. The warrant value was recorded at $65,156 as an increase in additional paid-in capital and as a debt discount and was amortized to interest expense over the note term . The full amount of debt discount was amortized to interest expense in 2005. In April 2006 the Company received notice from the Investor that the Company has defaulted on the loan in December 2005. The notification states that interest is accruing at the default rate of 18% since December 2005 and declares that all unpaid amounts of principal and interest are immediately due and payable. In addition the Lender further reserves all other rights pursuant to the loan agreement and promissory note including the rights to collect all costs and expenses of collection. In May 2006, the Company entered into a Forbearance Agreement with the Investor and other note holders as described in the following paragraph, which provides for, among other things, payments, comprised first of costs and expenses, then interest, fees and then to principal, of $7,500 upon execution of the Forbearance Agreement, $100,000 on June 26, 2006, $200,000 on July 26, 2006 and payment in full on August 15, 2006, and payment of $7,500 for legal costs and expenses. The Company fully repaid amounts owed in August 2006. On August 15, 2006, the Company and the Investor executed a Settlement Agreement and Release.

ITEC Environmental Group, Inc. and Subsidiary
Notes to Unaudited Condensed Consolidated Financial Statements
September 30, 2006

Additionally, in 2005, the Company received from other investors (the “Lenders”) cash of $650,000 in consideration for promissory notes totaling $650,000, bearing interest at 10% (18% if there is an event of default), due in 120 days or earlier in certain circumstances (the “Lenders Notes”), and convertible into shares of the Company's common stock at a per share price of the lesser of 75% of (i) $.13, or (ii) the price of the common stock of the Company on the Over The Counter Bulletin Board on the day the Lenders elect to convert. The embedded conversion option qualified as a derivative pursuant to SFAS 133 since the conversion price is variable and the ability to have enough authorized common shares to fulfill its potential obligations under convertible debt contracts is not under the Company control. The fair value of the conversion options of $832,928 was computed using a Black-Scholes option pricing method with the following assumptions: contractual term of .33 years (due to its short term), volatility of 207% (based on historical volatility over the expected term), zero dividends and interest rate of 4.45%, and was allocated $635,644 to debt discount, the maximum to be recorded, and $197,284 to operations as a change in fair value of warrants and derivatives. The discount was amortized to interest expense over the note term. The full amount of the $600,000 debt discount was amortized to interest expense in 2005. At December 31, 2005 the fair value liability has been marked down to $159,033 using the Black-Scholes option pricing method with the following assumptions: contractual term of .01 years (due to its short term), volatility of 207% (based on historical volatility over the expected term), zero dividends and interest rate of 4.45%. In April 2006, the Company received notice from a representative of some of the Lenders representing $500,000 of these notes that the Company defaulted on the loans principal in 2005. The notification states that interest is accruing at the default rate of 18% since December 2005 and declares that all unpaid amounts of principal and interest are immediately due and payable with such interest continuing to accrue until the notes are paid in full. In addition, the Lenders further reserve all other rights pursuant to the loan agreements and promissory notes including the rights to collect all costs and expenses of collection. In May 2006, the Company entered into a Forbearance Agreement with the notifying Lenders and the Investor as described in the previous paragraph, which provides for, among other things, payments, comprised first of costs and expenses, then interest, fees and then to principal, of $7,500 upon execution of the Forbearance Agreement, $100,000 on June 26, 2006, $200,000 on July 26, 2006 and payment in full on August 15, 2006 (or sooner if the Company closes on $5 million of financing), and payment of $7,500 legal costs and expenses. The Company fully repaid $500,000 of amounts owed in August 2006. On August 15, 2006, the Company and Lenders executed a Settlement Agreement and Release.

During the nine months ended September 30, 2006, holders of $150,000 converted Lenders Notes, together with accrued interest, into approximately $159,000 of Private Placement Notes and 450,000 Subordinated Note Warrants.

Bridge Notes were convertible in whole or in part into securities offered by the Company in its private placement offering of debentures and warrants (the “Private Placement”) on the same terms as such securities are sold to the other investors in the Private Placement, and in this regard the Company has granted the lender the right to invest up to the Bridge Notes amount on the same terms as are offered to other investors in the Private Placement. The Company has agreed to prepare and, as soon as practicable, but in no event later than 75 days following the closing date of the Private Placement (the “Filing Deadline”), file with the Securities and Exchange Commission (the “SEC”) a registration statement on Form SB-2 covering the resale of all shares of common stock underlying the Bridge Warrants, and has further agreed to use its reasonable best efforts to have such registration statement declared effective by the SEC as soon as practicable, but in no event later than the date which is 180 days following the closing date of the Private Placement (the “Effectiveness Deadline”). In the event the registration statement required to be filed is not filed by the Filing Deadline, the Company shall issue to the lender additional cashless warrants to purchase shares of the Company's common stock (“Additional Warrants”) in an amount equal to 10% of the number of shares underlying the Bridge Warrant issued to the lender for each 30 day period (or a portion thereof) during which time such registration statement has not been filed with the SEC, which Additional Warrants shall be issued on the first day of each 30 day period commencing on the Filing Deadline. In addition, in the event the registration statement required to be filed is not declared effective by the SEC by the Effectiveness Deadline, the Company shall issue to the Lender Additional Warrants in an amount equal to 10% of the number of shares underlying the Warrant issued to the Lender for each 30 day period (or portion thereof) during which time such registration statement has not been declared effective by the SEC, which Additional Warrants shall be issued on the first day of each 30 day period and commencing on the Effectiveness Deadline. The exercise price for the Additional Warrants issued shall be the same as the exercise price of the warrants that are issued in the Private Placement. Due to the contingent nature of the conversion rights and related registration rights and penalties, the Company does not consider this debt convertible until the contingency, which is under control of the Company, occurs, whereupon the Company will evaluate whether this debt has an embedded derivative subject to separate accounting pursuant to SFAS 133 or any beneficial conversion value.

In July 2006, the Company entered into a loan agreement pursuant to which the Company received cash of $200,000 in consideration for a $200,000 promissory note bearing interest at 12% and due in one month from issuance and 600,000 ten-year warrants to purchase Company common stock at $0.12 per share. The note was convertible at the holder’s option and in August 2006, $202,000, including accrued interest, was converted into $202,000 of Subordinated Notes and 2,020,000 warrants to purchase shares of Company common stock at $0.12 per share until April 2015.

ITEC Environmental Group, Inc. and Subsidiary
Notes to Unaudited Condensed Consolidated Financial Statements
September 30, 2006

Note 8. Common Stock, Stock Warrants and Other Rights to Purchase Common Stock

Common Stock Issued for Services and Settlement

In 2004, Itec executed an agreement with an investment advisor whereby the Company issued a 24% note payable for $500,000. The Company put in escrow 303,030 shares of the Company's common stock (“escrowed shares”) and twenty (20) advance notices of not less than $25,000 each. The escrow agent released these advance notices to the holder commencing in April 2004, all of which were released. At the option of the note holder, interest was payable by the Company either in common stock or cash. During 2005, the Company issued an additional 3,000,000 shares of common stock for services. Such shares were valued at $330,000 based on the quoted trading price of $.11 per share on the grant date. In July 2005, the Company entered into a settlement and release agreement with the investment advisor pursuant to which, among other things, the Company paid $90,353 and received 1,342,692 shares of it's common stock back from escrow, valued at $120,843, which were the remaining amount of the 3,000,000 shares issued in 2005. All amounts due and payable between the companies were considered fully-settled, and the note payable and agreement were cancelled and terminated. In connection with this settlement, the Company recorded a gain on forgiveness of debt of approximately $292,000 in 2005, which included a decrease in additional paid-in capital of approximately $121,000, the fair value of shares cancelled.

During 2005, the Company issued 17,207,634 shares, valued at $2,390,154 based on quoted trade prices at the grant dates ranging from $.07 to $.24 per share and averaging approximately $.14 per share, to consultants for services. The value was recognized over the respective terms of the agreements resulting in deferred stock based consulting expense of approximately $365,000 at December 31, 2005 and was fully amortized during 2006.

Pursuant to an agreement with The Otto Law Group, PLLC (“OLG”), a law firm, the managing partner of which is one of the Company’s Directors, for legal services, the Company periodically issued vested non-forfeitable common shares, and any proceeds from the sale of such shares by OLG and reported to the Company were credited against invoice amounts due to OLG for legal services. The agreement had no stated term. Due to the contingent nature of the proceeds and the unstated term of the agreement, the fair value of shares issued has been expensed when issued. During 2005 the Company issued 9,957,692 common shares pursuant to the legal services agreement. The shares were valued at the quoted trading prices on the respective grant dates which ranged from $.09 to $.23 per share or an average of approximately $.16 per share, resulting in an expense of $1,635,000. During 2005, the Company also recognized approximately $1.2 million of stock based legal expenses relating to this same services provider that had been deferred. During 2006, the Company issued 2,802,925 shares of its common stock and recorded legal expense of approximately $336,000, which was determined based on the $0.12 per share quoted trading price on date of issuance. There were no reported stock sale proceeds during 2006. In August 2006, the Company entered into an engagement agreement with OLG, whereby the prior agreement was superseded and replaced, and among other things, the Company issued 2,500,000 shares of its common stock. The shares were valued at the quoted trading prices of $0.11 on the grant date, resulting in an expense of $275,000.

During 2005, pursuant to the “safe harbor” private offering exemption provided by Rule 506 of Regulation D under Section 4(2) and of the Securities Act of 1933 (the “Securities Act”), the Company issued 2,737,220 shares of its common stock (and certain registration rights) to Brean Murray Carret & Co., LLC (“BMC”) as retainer for certain corporate finance and investment banking services to be provided pursuant to the corporate finance representation agreement between the parties entered into in 2005. The agreement was for a period of one year, extendable to two years upon completion of a successful financing. In the event of a consummated transaction, the Company will pay the investment banker fees ranging from 2% to 8% of amounts raised, varying in amounts of securities issued in the financing, depending of the type of securities and nature of transaction. The shares were valued at $246,350 based on a $.09 quoted trade price on the grant date. The $246,350 was deferred and amortized over the service term resulting in a deferred expense of $143,000 at December 31, 2005 and was fully amortized in 2006. In October 2005, the Company issued 744,542 shares of its common stock to BMC as consideration for services provided pursuant to terms of a corporate finance representation agreement in connection with Company borrowings in August 2005, and recorded deferred debt issue costs asset of $74,466, based on the $.10 quoted trade price at the grant date. Additionally, the Company has recorded additional deferred debt issue costs of $135,000 relating to warrants issued to BMC for services provided in connection with the borrowing transaction. Warrants are for the purchase of 850,000 shares of common stock at a per share price of $0.001 for a term of 5 years. The full amount of debt issue costs was amortized to interest expense in 2005.

During 2006, the Company issued 2,802,925 shares of its common stock to Cambridge Partners, LLC for investor advisory services provided to the Company and recorded consulting expense of approximately $336,000, which was determined based on the $0.12 per share quoted trading price on the issuance date.

ITEC Environmental Group, Inc. and Subsidiary
Notes to Unaudited Condensed Consolidated Financial Statements
September 30, 2006

During 2006, the Company issued 5,000,000 shares of its common stock to Hudson Investment Advisors, Inc. for consulting services provided to the Company and recorded consulting expense of approximately $550,000, which was determined based on the $0.11 per share quoted trading price on the issuance date.

During 2006, the Company issued 358,974 shares of its common stock to Robert Gold for consulting services provided to the Company and recorded consulting expense of approximately $39,000, which was determined based on the $0.11 per share quoted trading price on the issuance date.

During 2006, as further described in Note 9, the Company entered into an employment agreement with its former Chief Executive Officer, pursuant to which, among other things, the executive will receive 24,000,000 fully-vested shares or share equivalents (warrants), of which he had previously received 17,953,208 of such shares and share equivalents, or an additional 6,046,792 shares. In connection with this agreement, the Company recorded an increase in additional paid-in capital of $847,000, which was determined on the $0.14 per share quoted trading price on the date of issuance.

Additionally, in 2006, the Company entered into an employment agreement with an individual to serve as its Chief Executive Officer and a Director, pursuant to which, among other things, the executive will receive shares of Company common stock (or stock options, at the executive’s election) covering 8% of Common Stock Equivalents, as defined in the agreement. The Effective Date of the employment agreement is September 18, 2006, at which date the executive is to receive 35,200,000 shares (options were not elected) of Company common stock, of which 17,600,000 (50%) shares are fully-vested, and of which 8,800,000 shares vest in September 2007 and the remaining 8,800,000 vest pro-rata from October 2007 to September 2008. In connection with this agreement, the Company recorded compensation expense of approximately $2,288,000 based on the $0.13 per share quoted trading price on the Effective Date for fully-vested shares, and $72,000 for a portion of the unvested shares amortized on a straight-line basis over the vesting periods.

In connection with an agreement with an executive recruiter, the Company is obligated to pay compensation based on first-year compensation of placed executives. Pursuant to the agreement and placement of the Company’s Chief Executive Officer, the recruiter is entitled to receive 8,190,769 shares of Company common stock, of which 5,770,769 shares are fully-vested, and of which 2,420,000 shares vest in September 2007. In connection with this agreement, the Company recorded compensation expense of approximately $786,000 based on the $0.13 per share quoted trading price on the Effective Date for fully-vested shares, and $52,000 for a portion of the unvested shares amortized on a straight-line basis over the vesting periods.

In May 2006, a complaint was filed against the Company by Rose Waste Systems, Inc. (“plaintiff”) in an action for monetary damages for, among other claims, the purchase price of certain plastic recycling processing equipment (the “equipment”) acquired by the Company from a third party vendor. In September 2006, the Company entered into a settlement agreement with the plaintiff, and in connection therewith, among other things, issued the plaintiff 2,564,103 shares of the Company’s common stock, which has been recorded as settlement expense of approximately $282,000 and which is included in general and administrative expense.

Common Stock Issued for Cash

In November 2005, pursuant to the “safe harbor” private offering exemption provided by Rule 506 of Regulation D under Section 4(2) and of the Securities Act, the Company received cash for working capital purposes of $175,000 and issued to an investor 1,029,411 shares of its common stock and the right to purchase an additional 7,794,117 shares (“option shares”) of common stock at $0.17 per share pursuant to terms of a Common Stock Purchase Agreement, Investor Rights Agreement, Covenant to Adjust and First Right of Refusal Agreement. Additionally, in November 2005, pursuant to the “safe harbor” private offering exemption provided by Rule 506 of Regulation D under Section 4(2) and of the Securities Act, the Company received cash for working capital purposes of $167,000 and issued 1,192,857 shares of its common stock and the right to purchase an additional 9,521,429 shares of common stock at $0.14 per share pursuant to terms of a Common Stock Purchase Agreement, Investor Rights Agreement, Covenant to Adjust and First Right of Refusal Agreement. Additionally, in December 2005, pursuant to the “safe harbor” private offering exemption provided by Rule 506 of Regulation D under Section 4(2) and of the Securities Act of 1933, the Company received cash for working capital purposes of $50,000 and issued 357,143 shares of its common stock and the right to purchase an additional 2,142,857 shares of common stock at $.14 per share pursuant to terms of a Common Stock Purchase Agreement, Investor Rights Agreement, Covenant to Adjust and First Right of Refusal Agreement. Additional investment rights are exercisable for a 60 day period after notice is given regarding certain events. The Company gave notice regarding such certain events to holders of additional investment rights in October 2006. The Covenant to adjust required a decrease in the original purchase price if certain “efficiency” conditions, as defined in the agreement were not met. The Shares purchase prices were subject to reduction to a minimum $.11 per share for the $.17 shares and $0.08 per share for the $.14 shares, conditional upon when certain recycling volume and purity specifications were met (the “Efficiency” conditions) .The reduction in purchase price was payable, at the investors option, in cash or additional shares of common stock. The $164,571 maximum redemption values of the above shares were reclassified to temporary equity at December 31, 2005. In January 2006 the Company issued additional shares at the investors election of 198,810 and 416,666 shares, based on a reduced purchase price of $.12 (for the $.14 purchase price shares), and 137,255 shares for a reduced purchase price of $.15 (for the $.17 purchase price shares) and the covenant to adjust was amended to eliminate any further adjustments to the original purchase price, and the temporary equity was reclassified to permanent equity in 2006. The investor rights agreement contains registration rights on the issued shares and option shares which require the Company to prepare and file a registration statement and use its best efforts to cause such registration statement to become effective and keep it effective for 90 days including filing any required amendments.

ITEC Environmental Group, Inc. and Subsidiary
Notes to Unaudited Condensed Consolidated Financial Statements
September 30, 2006

Stock Options

The Company has adopted an incentive stock option plan (the “Plan”) under which options granted are intended to qualify as “incentive stock options” under the Internal Revenue Code of 1986, as amended. Pursuant to the Plan, options to purchase up to 275 shares of the Company's common stock may be granted to employees of the Company. The Plan is administered by the Board of Directors which is empowered to determine the terms and conditions of each option subject to the limitation that the exercise price can not be less than market value of the common stock on the date of grant (110% of the market value in the case of options granted to an employee who owns 10% or more of the Company's outstanding common stock) and no option can have a term in excess of 10 years (5 years in the case of options granted to an employee who owns 10% or more of the Company's outstanding common stock). As of September 30, 2006, no Plan options have been granted.

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

Stock Warrants

Warrants have been granted at prices that are equal to, or more or less than, the current fair value of the Company's common stock at the date of grant. All warrants granted to date are fully vested, have cashless exercise rights and there were no defined terms for any underlying services. Therefore they were expensed at the grant date. The fair value of warrants issued during 2005 was estimated using the Black-Scholes option-pricing model with the following assumptions: a dividend yield of 0%; expected volatility of 200% to 427% (based on historical volatility over the expected term); risk-free interest rates of 3.6 to 4.6%; and contractual terms of 5 and 10 years. The fair value of warrants issued during 2006 was estimated using the Black-Scholes option-pricing model with the following assumptions: a dividend yield of 0%; expected volatility of 300% (based on historical volatility over the expected term); risk-free interest rates of approximately 5%; and contractual term of 10 years. The weighted-average fair value of warrants granted during 2005 and 2006 approximated $0.12 and $0.13, respectively.

In February 2006, in connection with and upon their resignation, the Company granted cashless exercise warrants for the purchase 500,000 shares of the Company’s common stock to each of two former Directors of the Company, having an exercise price of $0.12 and expiring in 10 years. The Company recorded $120,000, the fair value as determined utilizing the Black-Scholes valuation model, as general and administrative expense since the warrants are fully-vested.

During 2006 the Company’s former Chief Executive Officer assigned 3,213,889 of his warrants to service providers of the Company for services provided to the Company. Such warrants have an exercise price of $.06. The Company recognized expense of $413,347 since there were no stated terms for the services.

In connection with sales of Private Placement units comprised of Private Placement Notes and warrants as disclosed in Note 5, during the nine months ended September 30, 2006, the Company received subscription proceeds relating to approximately 11,546,000 warrants. These warrants are excisable at $0.06 per share for 10 years and include cashless exercise terms.

Additionally, in connection with sales of Private Placement units and Subordinated Notes and Warrants, pursuant to terms of a funding agreement with a related party, as further described in Note 9, the Company agreed to issue warrants based on securities sold and common shares convertible or exercisable into. Through September 30, 2006, the Company has recorded debt issue costs of approximately $427,000 based on the fair value of approximately 934,200 warrants exercisable at $0.06 per share for approximately three and one-half years and 2,400,000 warrants exercisable at $0.12 per share for approximately eight and one-half years.

Additionally, in connection with sales of Private Placement units, pursuant to terms of a placement agent agreement with KW Securities, as further described in Note 9, the Company agreed to issue warrants based on securities sold. Through September 30, 2006, the Company has recorded debt issue costs of approximately $518,000 based on the fair value of approximately 3,732,500 warrants exercisable at $0.06 per share for approximately eight and one-half years.

ITEC Environmental Group, Inc. and Subsidiary
Notes to Unaudited Condensed Consolidated Financial Statements
September 30, 2006

In 2005, pursuant to the terms of a common stock purchase agreements (see Stock Issued for Cash above), the Company issued additional investment rights (“Option Shares”) to purchase 9,521,429 common shares at $.17 per share, 7,794,117 common shares at $.14 per share and 2,142,857common shares at $.14 per share (for a total of 19,458,403 additional investment rights common shares). Additional investment rights are exercisable for a 60 day period after notice is given regarding certain events. The Company gave notice regarding such certain events to holders of additional investment rights in October 2006. The Option Shares exercise prices were subject to reduction to $.11 per share for the $.17 options and $0.08 per share for the $.14 options, conditional upon when certain recycling volume and purity specifications are met (the “Efficiency” conditions). In January 2006 the Company reduced the purchase prices to $.12 and $.15 (for the $.14 and $.17 option, respectively) and the covenant to adjust was amended to eliminate further adjustments to the option shares purchase price. The investor rights agreement contain registration rights on the issued shares and option shares which require the Company to prepare and file a registration statement and use its best efforts to cause such registration statement to become effective and keep it effective for 90 days including filing any required amendments. Since this is a best efforts clause and there are no liquidating damages or penalties, the option shares qualify as equity pursuant to EITF 00-19 as the Company may issue unregistered shares upon exercise of the options and there is no cash penalty, and other criteria for equity classification are met. However, since there is an authorized shares issue derived from the variable conversion rate convertible debt, theses option shares were classified as liabilities at fair value until August 18, 2006. The fair value at the issuance date was recorded at $1,603,566 with a charge to operations to change in fair value liability of warrants and derivatives of approximately $1,212,000. The reduction in fair value credited to the change in fair value liability of warrants and derivatives from the issuance date through December 31, 2005 was $468,000 resulting in a warrant liability of $1,136,000 at December 31, 2005. During the three and nine months ended September 30, 2006, the Company recognized other income of approximately $1,059,000 and $816,000, respectively, relating to the decrease in the fair value liability of such investment rights, which such fair value liability approximated $321,000 at August 18, 2006. At August 18, 2006, when the Company no longer had an inability to have enough authorized common shares to fulfill its potential obligations, the $321,000 fair value liability recorded at that date was reclassified to additional paid-in capital.

The Company determined that pursuant to EITF 00-19, all of the Company’s warrants and investment rights granted to non-employees are classified as liabilities, since the Company has issued convertible debt with variable conversion terms, the ability to have enough authorized common shares to fulfill its potential obligations under convertible debt and warrant contracts is not under the Company control and accordingly the criteria for classification as equity instruments under EITF 00-19 is not met. Accordingly, as of December 31, 2005 and August 18, 2006, the warrant liability recorded was approximately $3,446,000 and $2,823,000, respectively, which represents the fair value of outstanding warrants at those dates computed using the Black-Scholes option pricing method with the assumptions as discussed above. During the three and nine months ended September 30, 2006, the Company recognized approximately $1,252,000 and approximately $623,000, respectively, of other income relating to the change in fair value of warrants during the periods, which is included in the accompanying statement of operations as the change in fair value liability of warrants and derivatives.

The following summarizes activity for stock warrants, not including additional investment rights discussed above, all of which are exercisable:

	Outstanding	Weighted average exercise price
Balance at December 31, 2005	43,567,930	$0.05
Granted/Issuable	53,892,894	0.09
Exercised	(8.800,000)	0.002
Expired/Cancelled	(6,957,370)	0.06
Balance at September 30, 2006	81,703,454	$0.09

Additional information regarding warrants outstanding as of September 30, 2006, is as follows:

Range of exercise prices		Shares	Weighted average remaining life	Weighted average exercise price
$0.001		2,328,439	7.0 years	$0.001
$0.045- $ 0.05		1,960,000	3.9 years	$0.05
$0.06		41,534,894	8.0 years	$0.06
$0.09 - $ 0.10		1,000,000	3.7 years	$0.10
$0.12		34,068,000	7.9 years	$0.12
$0.13 - $ 0.25		800,000	7.5 years	$0.25
$29.70		12,121	1.1 years	$29.70
	Total	81,703,454	7.8 years	$0.09

ITEC Environmental Group, Inc. and Subsidiary
Notes to Unaudited Condensed Consolidated Financial Statements
September 30, 2006

Note 9.  Related Party Transactions

During July 2006, the Company entered into an employment agreement with its former Chief Executive Officer, pursuant to which, among other things, the executive will serve at its Chief Technology Officer and as a Director, at an annual compensation rate of $290,000, and will receive 24,000,000 shares or share equivalents (warrants), of which he had previously received 17,953,208 of such shares and share equivalents, or an additional 6,046,792 shares. Further, such share awards are in consideration for the release and forgiveness of amounts due to or from such executive, which included amounts receivable of approximately $179,000 and amounts payable of approximately $798,000. In connection with this agreement, the Company recorded compensation expense of approximately $227,000, and an increase in additional paid-in capital of $847,000.

In 2000, the Company's Board of Directors authorized the Company to make a loan of $250,000 to the Company's Chief Executive Officer. The loan is interest only for ten years with the total principal due at the end of ten years. As of the effective date of the executive’s employment agreement in August 2006, the outstanding balance of $147,973 was forgiven in consideration of equity awards. Additionally, the Company received advances from its Chief Executive Officer primarily to accommodate working capital needs. During 2006, additional advances of $96,500 were made. Such advances are unsecured, bear interest at 10% and due on demand. As of the effective date of the executive’s employment agreement in August 2006, the balance of $103,100 was forgiven in consideration of equity awards.

Pursuant to an agreement with The Otto Law Group, PLLC (“OLG”), a law firm, the managing partner of which is one of the Company’s Directors, for legal services, the Company periodically issued vested non-forfeitable common shares, and any proceeds from the sale of such shares by OLG and reported to the Company were credited against invoice amounts due to OLG for legal services. The agreement had no stated term. Due to the contingent nature of the proceeds and the unstated term of the agreement, the fair value of shares issued has been expensed when issued. During 2005 the Company issued 9,957,692 common shares pursuant to the legal services agreement. The shares were valued at the quoted trading prices on the respective grant dates which ranged from $.09 to $.23 per share or an average of approximately $.16 per share, resulting in an expense of $1,635,000. During 2005, the Company also recognized approximately $1.2 million of stock based legal expenses relating to this same services provider that had been deferred During 2006, the Company issued 2,802,925 shares of its common stock and recorded legal expense of approximately $336,000, which was determined based on the $0.12 per share quoted trading price on date of issuance. There were no reported stock sale proceeds during 2006. In August 2006, the Company entered into an engagement agreement with OLG, whereby the prior agreement was superseded and replaced, and among other things, the Company issued 2,500,000 shares of its common stock. The shares were valued at the quoted trading prices of $0.11 on the grant date, resulting in an expense of $275,000. The Company incurred OLG legal fee services of totaling $836,000 for the nine months ended September 30, 2006, of which $128,000 was recorded as deferred debt issue costs. Accounts payable to OLG for legal services was approximately $413,000 at September 30, 2006.

In 2006, the Company entered into a Funding Agreement with Itec Capital Group, LLC (“ICG”), a Washington limited liability company owned by the managing partner of OLG, who is one of the Company’s Directors, and Lawrence Krause, one of the Company’s Directors, and KW Securities, Inc., (“KW”), a registered broker dealer, a company owned by Mr. Krause. Pursuant to terms of the Funding Agreement, the Company agreed to pay fees of 8% of Notes payable issued pursuant to certain financings and issue warrants based on securities sold and common shares convertible or exercisable into. Through September 30, 2006, pursuant to terms of the Funding Agreement, the Company has recorded fees of approximately $551,000 ($258,000 of which has been paid as of September 30, 2006) and warrants issuable for approximately 934,200 warrants exercisable at $0.06 per share for approximately three and one-half years and 2,400,000 warrants exercisable at $0.12 per share for approximately eight and one-half years. Pursuant to a consulting agreement between ICG and Excipio Group, S.A. (“Excipio”), ICG agreed to pay Excipio a dollar amount and securities to be agreed upon from time to time upon completion of certain defined objectives and projects, and in this regard, as of September 30, 2006, ICG has agreed to pay Excipio fees and warrants in the amounts ICG receives from the Company. In November 2006, Excipio, ICG and the Company entered into a mutual settlement and release agreement, pursuant to which, among other things, in full satisfaction of amounts owed under all prior agreements or arrangements, the Company agreed to pay $428,700 and issue a warrant to purchase 1,440,000 shares of Company common stock with an exercise price of $0.06 per share for approximately three and one-half years and a warrant to purchase 3,748,000 shares of Company common stock with an exercise price of $0.12 per share for approximately eight and one-half years. Additionally, if certain Company notes payable convert into Company common stock before February 6, 2007, Excipio shall be issued shares of Company common stock based on amounts of notes converted. The $428,700 is payable $200,000 upon execution of the settlement agreement and in varying amounts based on certain conditions, and in full no later than May 2007. In connection with the settlement agreement, the consulting agreement between ICG and Excipio was cancelled and any further obligation under the consulting agreement has been waived and dismissed, and the Funding Agreement between the Company and ICG was amended to reflect the settlement of fees and expenses owed and paid under the Funding Agreement and that no additional fees or expenses shall accrued or become due in accordance with the Funding Agreement.

ITEC Environmental Group, Inc. and Subsidiary
Notes to Unaudited Condensed Consolidated Financial Statements
September 30, 2006

Note 10. Commitments and Contingencies

Legal Matters

In 2005, pursuant to an arbitration award, the Company has been ordered to pay EnviroPlastic Hungary the sum of $150,000, plus fees and costs, for the return of a deposit previously paid to the Company. The Company recorded an additional accrued liability and expense during 2005 to provide for the full amount of the award.

In 2006, a judgment was awarded against the Company relating to amounts owed as claimed by a former employee, and the Company paid the judgment award of approximately $70,000 in satisfaction of the judgment.

In May 2006, a complaint was filed against the Company by Rose Waste Systems, Inc. (“plaintiff”) in an action for monetary damages for, among other claims, the purchase price of certain plastic recycling processing equipment (the “equipment”) acquired by the Company from a third party vendor. In September 2006, the Company entered into a settlement agreement with the plaintiff, and in connection therewith, among other things, issued the plaintiff 2,564,103 shares of the Company’s common stock, which has been recorded as settlement expense of approximately $282,000 and which is included in general and administrative expense.

Employment Agreements

In August 2006, the Company entered into an employment agreement with no stated term with its former Chief Executive Officer, pursuant to which, among other things, the executive will serve at its Chief Technology Officer and as a Director, at an annual compensation rate of $290,000, and receive other customary employment benefits, receive additional stock-based awards (as described in Note 8) and be eligible to receive additional compensation as cash bonuses, and in certain circumstances, severance on termination.

Additionally, in 2006, the Company entered into an employment agreement with no stated term with an individual to serve as the Company’s Chief Executive Officer and a Director, at an annual compensation rate of $300,000 (subject to increase under certain conditions), and receive other customary employment benefits, and be eligible to received additional compensation as cash bonuses, and in certain circumstances, severance on termination. Additionally, pursuant to terms of the employment agreement the executive will receive shares of Company common stock (or stock options, at the executive’s election) covering 8% of Common Stock Equivalents, as defined in the agreement. The Effective Date of the employment agreement is September 18, 2006, at which date the executive is to receive 35,200,000 shares (options were not elected) of Company common stock, of which 17,600,000 (50%) shares are fully-vested, and of which 8,800,000 shares vest in September 2007 and the remaining 8,800,000 vest pro-rata from October 2007 to September 2008.. In connection with this agreement, the Company recorded compensation expense of approximately $2,288,000 based on the $0.13 per share quoted trading price on the Effective Date for fully-vested shares, and $72,000 for a portion of the unvested shares amortized on a straight-line basis over the vesting periods. In addition, the executive is entitled to receive additional shares upon closing(s) of specified Financing(s), as defined. Based upon having closed a Financing subsequent to September 30, 2006, an additional 8,800,000 of fully-vested shares are issuable and will be recorded as expense in the period in which the Financing closed.

In October 2006, the Company entered into an employment agreement with no stated term with an individual to serve as the Company’s Chief Operating Officer and Executive Vice President, at an annual compensation rate of $300,000, and receive other customary employment benefits, relocation expenses, and be eligible to received additional compensation as cash bonuses, and in certain circumstances, severance on termination. Additionally, pursuant to terms of the employment agreement the executive will receive shares of Company common stock (or stock options, at the executive’s election) covering 5% of Common Stock Equivalents, as defined in the agreement.

Executive Search Agreement

In connection with an agreement with an executive recruiter, the Company is obligated to pay compensation based on first-year compensation of placed executives. Pursuant to the agreement and placement of the Company’s Chief Executive Officer effective in September 2006, the recruiter is entitled to receive 8,190,769 shares of Company common stock, of which 5,770,769 shares are fully-vested, and of which 2,420,000 shares vest in September 2007. In connection with this agreement, the Company recorded compensation expense of approximately $786,000 based on the $0.13 per share quoted trading price on the Effective Date for fully-vested shares, and $52,000 for a portion of the unvested shares amortized on a straight-line basis over the vesting periods. Based upon the placed executive having earned additional equity awards subsequent to September 30, 2006, the recruiter is entitled to an additional 2,420,000 fully-vested shares of Company common stock and will be recorded as expense in the period in which earned by the executive.

In connection with the placement of an additional executive in October 2006, the recruiter will earn compensation based on first-year compensation for the placed executive.

ITEC Environmental Group, Inc. and Subsidiary
Notes to Unaudited Condensed Consolidated Financial Statements
September 30, 2006

Consulting Agreements

During 2005, the Company issued 2,737,220 shares of its common stock (and certain registration rights) to Brean Murray Carret & Co., LLC (“BMC”) as retainer for certain corporate finance and investment banking services to be provided pursuant to the corporate finance representation agreement between the parties entered into in 2005. The agreement was for a period of one year, extendable to two years upon completion of a successful financing. In the event of a consummated transaction, the Company would pay BMC fees ranging from 2% to 8% of amounts raised, varying in amounts of securities issued in the financing, depending of the type of securities and nature of transaction. The shares were valued at $246,350 based on a $.09 quoted trade price on the grant date. The $246,350 was deferred and amortized over the service term resulting in a deferred expense of $143,000 at December 31, 2005 and was fully amortized in 2006. In October 2005, the Company issued 744,542 shares of its common stock and warrants to purchase 850,000 shares of Company common stock at a per share price of $0.001 for a term of 5 years to BMC as consideration for services provided pursuant to terms of a corporate finance representation agreement in connection with Company borrowings in August 2005. It is the Company’s position that the corporate finance representation agreement was abandoned by BMC in February 2006, and accordingly, the agreement terminated.

In February 2006, the Company entered into an agreement with Knight Capital Markets, LLC to act as placement agent in connection with the private placement of the Company’s securities for a term of six months. The Company shall pay compensation of 7% of the gross proceeds of the proposed offering to be paid at closing of the proposed offering and a warrant to purchase that number of shares of common stock of the Company equal to the aggregate of (a) 7% of the shares of common stock sold at a per share exercise price equal to the per share price of such shares in the offering, and (b) to the extent the securities are not common stock, 7% of the common stock acquirable upon exercise, exchange or conversion of such securities at a per share exercise price equal to the minimum per share price payable by an investor. The agreement expired August 17, 2006, and no compensation was paid or payable.

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

In January 2006, the Company entered into an agreement with KW Securities, Inc. (“KW”), a registered broker dealer and a company owned by Lawrence Krause, one of the Company’s Directors, for KW to serve as placement agent for the Private Placement Offering. Pursuant to terms of the agreement, among other things, the Company shall pay compensation of warrants to purchase Company common stock at a per share price of $0.06 until April 2015, at a rate of 1 warrants for $1.00 raised in the Private Placement Offering. Through September 30, 2006, pursuant to terms of this agreement, the Company has recorded warrants issuable for approximately 3,732,500 warrants exercisable at $0.06 per share for approximately eight and one-half years. Subsequent to September 30, 2006, terms of the agreement were clarified, which resulted in, among other things, additional warrants to be issued based on defined financings for the purchase of up to approximately 10,900,000 shares of Company common stock at a per share price of $0.06 until April 2015.

In 2006, the Company entered into a Funding Agreement with Itec Capital Group, LLC (“ICG”), a Washington limited liability company owned by the managing partner of OLG, who is one of the Company’s Directors, and Lawrence Krause, one of the Company’s Directors, and KW. Pursuant to terms of the Funding Agreement, the Company agreed to pay fees of 8% of Notes payable issued pursuant to certain financings and issue warrants based on securities sold and common shares convertible or exercisable into. Through September 30, 2006, pursuant to terms of the Funding Agreement, the Company has recorded fees of approximately $551,000 ($258,000 of which has been paid as of September 30, 2006) and warrants issuable for approximately 934,200 warrants exercisable at $0.06 per share for approximately three and one-half years and 2,400,000 warrants exercisable at $0.12 per share for approximately eight and one-half years. Pursuant to a consulting agreement between ICG and Excipio Group, S.A. (“Excipio”), ICG agreed to pay Excipio a dollar amount and securities to be agreed upon from time to time upon completion of certain defined objectives and projects, and in this regard, through September 30, 2006, ICG has agreed to pay Excipio fees and warrants in the amounts ICG receives from the Company. In November 2006, Excipio, ICG and the Company entered into a mutual settlement and release agreement, pursuant to which, among other things, in full satisfaction of amounts owed under all prior agreements or arrangements, the Company agreed to pay $428,700 and issue a warrant to purchase 1,440,000 shares of Company common stock with an exercise price of $0.06 per share for approximately three and one-half years and a warrant to purchase 3,748,000 shares of Company common stock with an exercise price of $0.12 per share for approximately eight and one-half years. Additionally, if certain Company notes payable convert into Company common stock before February 6, 2007, Excipio shall be issued shares of Company common stock based on amounts of notes converted. The $428,700 is payable $200,000 upon execution of the settlement agreement and in varying amounts based on certain conditions, and in full no later than May 2007. In connection with the settlement agreement, the consulting agreement between ICG and Excipio was cancelled and any further obligation under the consulting agreement has been waived and dismissed, and the Funding Agreement between the Company and ICG was amended to reflect the settlement of fees and expenses owed and paid under the Funding Agreement and that no additional fees or expenses shall accrued or become due in accordance with the Funding Agreement.

ITEC Environmental Group, Inc. and Subsidiary
Notes to Unaudited Condensed Consolidated Financial Statements
September 30, 2006

In June 2006, the Company entered into an agreement with an Alvin Tang to provide consulting services on a non-exclusive basis to assist the Company in finding licensing and distribution agreements, equity capital, debt financing and joint venture partners. The initial term of the agreement was 90 days, and would be automatically extended for an additional five-year term from the funding date following completion of debt funding pursuant to which the Company received no less than $30 million (the “Financing Amount”). As compensation, the Company would pay fees of 10% of the gross proceeds of funds raised and exercisable, five-year warrants to purchase that number of shares of common stock of the Company equal to 40% of all issued and outstanding stock of the Company at a per share price of $0.001. Should the Company accept an amount less than the Financing Amount, the consultant would be paid a fee of 10% of the lesser amount and proportionately less warrants depending on funds raised. Additionally, the consultant will be paid fees based on revenues for licensing agreements, distribution agreements or joint ventures or other business relationships entered into by the Company with parties that were referred by the consultant. The agreement expired in September 2006, and no compensation was paid or payable.

Other Commitments and Contingencies

The Company leases space for its recycling plant and offices in Riverbank, California pursuant to a lease expiring in March 2009. Future minimum lease payments under the lease approximate $220,000 during 2006 through 2008 and $37,000 in 2009.

In April 2006, the Company executed a non-binding letter of intent to acquire certain assets constituting the operations of two plastics recycling plants and to enter into a supply agreement with the seller for the seller to supply plastics to the two operations.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

FORWARD LOOKING STATEMENTS CAUTIONARY

This Item 2 and the September 30, 2006 Quarterly Report on Form 10-QSB may contain "forward-looking statements." In some cases, you can identify forward-looking statements by terminology such as "may," "will," "should," "could," "expects," "plans," "intends," "anticipates," "believes," "estimates," "predicts," "potential" or "continue" or the negative of such terms and other comparable terminology. These forward-looking statements include, without limitation, statements about our market opportunity, our strategies, competition, expected activities and expenditures as we pursue our business plan, and the adequacy of our available cash resources. Although we believe that the expectations reflected in any forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Actual results may differ materially from the predictions discussed in these forward-looking statements. Changes in the circumstances upon which we base our predictions and/or forward-looking statements could materially affect our actual results. Additional factors that could materially affect these forward-looking statements and/or predictions include, among other things: (1) our limited operating history; (2) our ability to pay down existing debt; (3) our ability to retain the professional advisors necessary to guide us through our corporate restructuring; (4) the risks inherent in the investigation, involvement and acquisition of a new business opportunity; (5) unforeseen costs and expenses; (6) potential litigation with our shareholders, creditors and/or former or current investors; (7) the Company's ability to comply with federal, state and local government regulations; and (8) other factors over which we have little or no control.

Business - Itec Environmental Group, Inc. and its subsidiary ECO2 Environmental Systems, Inc., (together, the “Company”) is primarily engaged in activities to become a worldwide supplier of recycled plastics using its proprietary process and equipment and to form strategic alliances to become a supplier of recycling equipment outside of the United States. During 2005, the Company commenced construction of its first recycling line at its Riverbank, California plant and on May 31, 2006 announced that it has commenced recycling operations. After months of equipment and product testing as well as several successful trial runs of its patented Eco2(tm) plastic recycling system, the Riverbank plant has begun operating eight hours a day, five days a week, producing recycled PET flake. The Company expects to increase production to twenty-four hours a day, seven days per week over the next few months and add additional capacity, increasing daily production to approximately 175,000 pounds of recycled PET flake per day.

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

We use patented technology and proprietary equipment to recycle plastic. We license environmental technology using a carbon dioxide cleaning process from Honeywell International, Inc. pursuant to an exclusive, world-wide license and right to sublicense agreement.  The narrowest application of this environmental technology allows for the 100% recycling of plastic motor oil containers and the residual oil left inside each container.  By using the carbon dioxide cleaning process, the Company can focus on environmental protection and environmental safety by creating no chemical waste disposal in the oil recycling and plastic recycling process.

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

Going concern presentation - The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States, which contemplate continuation of the Company as a going concern. The Company has incurred recurring losses from operations and has a net working capital deficiency and net capital deficiency that raises substantial doubt about its ability to continue as a going concern. The Report of Independent Registered Public Accounting Firm included in the Company’s December 31, 2005 Annual Report on Form 10-KSB stated that these conditions, among others, raise substantial doubt about the Company’s ability to continue as a going concern. Company management intends to raise additional debt and equity financing to fund future operations and to provide additional working capital. However, there is no assurance that such financing will be obtained in sufficient amounts necessary to meet the Company’s needs. The accompanying consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that may result from the outcome of this uncertainty.

Accounting for Derivatives - The Company evaluates its convertible debt, options, warrants or other contracts to determine if those contracts or embedded components of those contracts qualify as derivatives to be separately accounted for under Statement of Financial Accounting Standards 133 “Accounting for Derivative Instruments and Hedging Activities” and related interpretations including EITF 00-19 “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock”. Under certain circumstances, the result of this accounting treatment is that the fair value of the derivative is marked-to-market each balance sheet date and recorded as a liability. In the event that the fair value is recorded as a liability, the change in fair value is recorded in the consolidated statement of operations as other income or expense. Upon conversion or exercise of a derivative instrument, the instrument is marked to fair value at the conversion date and then that fair value is reclassified to equity. Equity instruments that are initially classified as equity that become subject to reclassification under SFAS 133 are reclassified to liability at the fair value of the instrument on the reclassification date.

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

Results of Operations - We had revenues of $0 and $50,000 during the three and nine months ended September 30, 2006 as compared to $0 in 2005. Revenues in 2006 are the result of commencing recycling operations and initial sales of recycled product. We temporarily stopped production in the third quarter of 2006 in order to upgrade, expand and retool the production line and therefore had no revenues in the third quarter of 2006. We expect revenues to continue to increase in future periods. The absence of revenues in 2005 was the result of a change in business strategy from the marketing of equipment and licensing of the System technology, to building our own plant for the recycling of plastic.

Total operating expenses for the three and nine months ended September 30, 2006 approximated $5.7 million and $9.2 million compared with $3.1 million and $6.3 million in the comparative prior year periods. Operating expenses increased during the three and nine months ended September 30, 2006 from the comparative prior year periods due to increases in general and administrative expenses, due primarily to non-cash stock-based compensation of approximately $3.5 million relating to equity awards issuable in connection with employment agreements entered into during the quarter with the Company’s Chief Technical Officer and Chief Executive Officer and related recruiter fees payable in equity securities, and increases in technology development expenses, offset by decreases in consulting and legal expenses due to fewer equity based awards to consultants during 2006 as compared to 2005.

The Company recorded interest expense of approximately $1.1 million and $1.9 million for the three and nine months ended September 30, 2006, as compared to $1.2 million and $1.3 million for the comparative prior year periods. Interest expense for the nine months ended September 30, 2006 and 2005 includes amortization of debt issue costs and debt discount of approximately $1.2 million and $762,000, respectively. The increase in interest expense for the 2006 nine month period as compared to the prior year period is due to increased average borrowings during the 2006.

During the three and nine months ended September 30, 2006, the Company recorded other income of approximately $3.0 million and $1.1 million relating to the change in fair value liability of warrants and derivatives, as described in notes 5 and 6 in the accompanying condensed consolidated financial statements. There was no such similar expense during the three or nine months ended September 30, 2005. The primary reason there was other income as compared to other expense recorded in prior periods is due to a decrease in stock price from prior periods.

Net loss decreased to $3.7 million for the three months ended September 30, 2006, from $4.4 million for the comparative prior year period due to an increase in loss from operations of approximately $2.6 million, due primarily to non-cash stock-based compensation in 2006, offset by approximately $3.0 million of other income recorded for the change in fair value liabilities of warrants and embedded derivatives. Net loss increased to $9.9 million for the nine months ended September 30, 2006, from $7.7 million for the comparative prior year period due to an increase in loss from operations of approximately $2.9 million, due primarily to non-cash stock based compensation in 2006, offset by approximately $1.1 million of other income recorded for the change in fair value liabilities of warrants and embedded derivatives.

The Company has approximately $13 million of net operating loss carry-forwards at December 31, 2005 potentially available to offset future income taxes which expire through 2025.  Realization is dependent on generating sufficient taxable income prior to expiration of the loss carry-forwards.  A change of greater than 50% of the Company ownership could significantly reduce the availability of these carryforwards.  The Company continues to provide a full valuation allowance to reduce its net deferred tax asset to zero, inasmuch as Company management has not determined that realization of deferred tax assets is more likely than not.

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

At September 30, 2006, we had a working capital deficit of approximately $3.8 million, compared to a working capital deficit of $7.4 million at December 31, 2005 (which included $3.6 million of fair value liabilities for warrants and embedded derivatives, or $3.8 million excluding fair value liabilities).  At September 30, 2006, we had total assets of approximately $7.1 million and a total stockholders’ deficit of approximately $1.1 million compared with total assets of approximately $3.1 million and total stockholder's deficit of approximately $6.5 million at December 31, 2005.

During the nine months ended September 30, 2006, cash used by operating activities increased to approximately $2.1 million from $1.0 million during the comparative prior year period, due primarily to an increase in net loss.

During the nine months ended September 30, 2006, cash used by investing activities increased to approximately $1.9 million relating to capital expenditures on the recycling plant as compared to $1.3 during the comparative prior year period.

During the nine months ended September 30, 2006, cash provided by financing activities increased to approximately $4.2 million from $2.4 million during the comparative prior year period. During 2006, the Company received net (of offering related costs) proceeds of approximately $5.7 million (excluding receivable for cash in escrow for securities sold) from sales of private placement units comprised of convertible promissory notes and warrants and subordinated notes and warrants. Also during 2006, the Company repaid $1.2 million of notes payable.

At September 30, 2006, the Company does not have sufficient cash to meet its needs for the next twelve months. However, the Company continues to be in the process of raising funds, and Company management anticipates being able to raise sufficient cash to meet the Company’s needs into 2007. There is no guarantee, however, that our efforts will result in raising cash in amounts sufficient to meet the Company’s needs.

Off-Balance Sheet Arrangements - We do not have any off balance sheet arrangements that have or are likely to have a material current or future effect on the Company's financial condition, or changes in financial condition, liquidity or capital resources or expenditures.

Recent accounting pronouncements - In May 2005, the FASB issued Statement of Financial Accounting Standards No. 154, “Accounting Changes and Error Corrections,” (“SFAS 154”). SFAS 154 replaces APB Opinion No. 20, “Accounting Changes,” and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements,” and changes the requirements for the accounting for and reporting of a change in accounting principle. The Company is required to adopt SFAS 154 in 2006. The Company’s results of operations and financial condition will only be impacted by SFAS 154 if the Company implements changes in accounting principles that are addressed by the standard or corrects accounting errors in future periods.

In July 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN No. 48”), which prescribes a recognition threshold and measurement process for recording in the financial statements uncertain tax positions taken or expected to be taken in a tax return. Additionally, FIN No. 48 provides guidance on the recognition, classification, accounting in interim periods and disclosure requirements for uncertain tax positions. The accounting provisions of FIN No. 48 will be effective for the Company beginning January 1, 2007. The Company is in the process of determining the effect, if any, that the adoption of FIN No. 48 will have on its consolidated results of operations or financial position.

In September 2006, the SEC issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (SAB 108).  SAB 108 provides interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement.  The SEC staff believes that registrants should quantify errors using both a balance sheet and income statement approach and evaluate whether either approach results in quantifying a misstatement that, when all relevant quantitative and qualitative factors considered, is material.  SAB 108 is effective for fiscal years ending on or after November 15, 2006, with early application encouraged.  The Company believes that SAB 108 will not have a significant impact on its consolidated results of operations or financial position.

In September 2006, the FASB released SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106, and 132(R).” Under the new standard, companies must recognize a net liability or asset to report the funded status of their defined benefit pension and other postretirement benefit plans on their balance sheets. The recognition and disclosure provisions of SFAS No. 158 are effective for periods beginning after December 15, 2006. Although the Company is still evaluating the potential effects of this standard, it is expected that the adoption of SFAS No. 158 will not have a significant impact on its consolidated results of operations or financial position.

In October 2006, the FASB issued FASB Staff Position No. 123R-5, “Amendment of FASB Staff Position FAS 123(R)-1”. The FSP amends FSP 123(R)-1 for equity instruments that were originally issued as employee compensation and then modified, with such modification made to the terms of the instrument solely to reflect an equity restructuring that occurs when the holders are no longer employees. In such circumstances, no change in the recognition or the measurement date of those instruments will result if both of the following conditions are met: a. There is no increase in fair value of the award (or the ratio of intrinsic value to the exercise price of the award is preserved, that is, the holder is made whole), or the antidilution provision is not added to the terms of the award in contemplation of an equity restructuring; and b. All holders of the same class of equity instruments (for example, stock options) are treated in the same manner. The Company believes that FSP 123(R)-5 will not have a significant impact on its consolidated results of operations or financial position.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

In May 2006, a complaint was filed against the Company by Rose Waste Systems, Inc. (“plaintiff”) in an action for monetary damages for, among other claims, the purchase price of certain plastic recycling processing equipment (the “equipment”) acquired by the Company from a third party vendor. In September 2006, the Company entered into a settlement agreement with the plaintiff, and in connection therewith, among other things, issued the plaintiff 2,564,103 shares of the Company’s common stock, which has been recorded as settlement expense of approximately $282,000 and which is included in general and administrative expense.

Other than as disclosed, the Company is not currently involved in any legal proceeding not previously reported that is not in the ordinary course of business or is material to the assets of the Company.

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

Not applicable.

Item 4. Submission of matters to a Vote of Securities Holders

Not applicable.

Item 5. Other Information

Entry Into a Material Definitive Agreement

In January 2006, the Company entered into an agreement with KW Securities, Inc. (“KW”), a registered broker dealer and company owned by Mr. Krause, one of the Company’s Directors. Under the terms of this agreement, KW is to act as placement agent and provide services related to the Company’s private offering for a term of eighteen months. Pursuant to this agreement, the Company agreed to pay KW for the initial $5,000,000 raised under the private offering one warrant share for each $1.00 raised by KW with a strike price of $0.06 per share/cashless; and for any remaining amounts raised, 1.875 warrant shares for each $1.00 raised by KW with a strike price of $0.06 per share/cashless. The warrant shall be issued at the closing based on the number of securities sold at the closing of the private offering.

In March 2006, the Company entered into an agreement with TSG, LLC (“TSG”) for executive recruiting services. Pursuant to the terms of the engagement agreement, the Company is obligated to pay compensation based on first-year compensation of placed executives. Pursuant to the agreement and placement of the Company’s Chief Executive Officer, TSG is entitled to receive 8,190,769 shares of Company common stock, of which 5,770,769 shares are fully-vested, and of which 2,420,000 shares vest in September 2007.

In 2006, the Company entered into a Funding Agreement (referenced above) with Itec Capital Group, LLC (“ICG”), a Washington limited liability company owned by the managing partner of OLG, who is one of the Company’s Directors, and Lawrence Krause, one of the Company’s Directors, and KW Securities, Inc., (“KW”), a registered broker dealer, a company owned by Mr. Krause. Pursuant to terms of the Funding Agreement, the Company agreed to pay fees of 8% of Notes payable issued pursuant to certain financings and issue warrants based on securities sold and common shares convertible or exercisable into.

In November 2006, the Company, ICG and Excipio mutually agreed to terminate the prior Funding Agreement prior to the end of its term and entered into a mutual settlement and release agreement, pursuant to which, among other things, the Company agreed to pay $428,700 and issue a warrant to purchase 1,440,000 shares of Company common stock with an exercise price of $0.06 per share for approximately three and one-half years and a warrant to purchase 3,748,000 shares of Company common stock with an exercise price of $0.12 per share for approximately eight and one-half years.

Additionally, if certain Company notes payable convert into Company common stock before February 6, 2007, Excipio shall be issued shares of Company common stock based on amounts of notes converted. The $428,700 is payable, $200,000 was due upon execution of the settlement agreement and the remainder is due in varying amounts based on certain conditions, in full no later than May 2007. In connection with the settlement agreement, the consulting agreement between ICG and Excipio was cancelled and any further obligation under the consulting agreement has been waived and dismissed. The Funding Agreement between the Company and ICG was amended to reflect the settlement of fees and expenses owed and paid under the Funding Agreement and that no additional fees or expenses shall accrued or become due in accordance with the Funding Agreement.

In November 2006, the Company and Honeywell International, Inc. (Honeywell) amended certain terms of the license agreement entered into by the parties in 2000; which, among other things, made the license grant to the Company an exclusive, nontransferable, worldwide license to practice the methods and to make, use, and sell, the products and/or services covered by the Proprietary Rights limited to the field of use, as defined, and to certain sublicense rights. Pursuant to terms of the amendment, the first annual minimum payment is due in February 2007.

Item 6. Exhibits

[See Exhibit Index below after signatures]

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

ITEC ENVIRONMENTAL GROUP, INC.

November 20, 2006	/s/ Rodney S. Rougelot
Rodney S. Rougelot
Director & Chief Executive Officer
(Principal Executive Officer)

November 20, 2006	/s/ Frederick Smith, Jr.
Frederick Smith, Jr.
Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Description	Location

3.1(i)	Amendment to Restated Certificate of Incorporation	Incorporated by reference to Exhibit A to the DEFR14C filed by the Company on November 30, 2005
3.2(i)	Restated Certificate of Incorporation	Incorporated by reference to Exhibit B to the DEF-14C filed by the Company on September 9, 2002
3.3(i)	Certificate of Incorporation	Incorporated by reference to the Form S-18 Registration Statement filed by the Company File No. 33-31-67
3.4(ii)	Bylaws	Incorporated by reference to Exhibit B to the DEF-14C filed by the Company on September 9, 2002
10.1	Honeywell Patent License Agreement Amendment 4	Attached
10.2	Funding Agreement	Attached
10.3	Mutual Settlement and Release Agreement	Attached
10.4	TSG, LLC Service Agreement	Attached
10.5	KW Securities Corp. Engagement Agreement	To be filed by amendment.
31.1	Certification of CEO pursuant to Section 302 of the Sarbanes-Oxley Act	Attached
31.2	Certification of CFO pursuant to Section 302 of the Sarbanes-Oxley Act	Attached
32	Certification of CEO and CFO pursuant to Section 906 of the Sarbanes-Oxley Act	Attached