Form 10KSB
period 2006-12-31
ITEC ENVIRONMENTAL GROUP INC
filed 2007-04-02
CIK 855372

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-KSB

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE
SECURITIES EXCHANGE ACT OF 1934
For Fiscal Year Ended
December 31, 2006

Commission File # 033-31067

ECO2 PLASTICS, INC.
(Exact name of registrant as specified in its charter)

Delaware
(State or other jurisdiction of incorporation or organization)

31-1705310
(IRS Employer Identification Number)

5300 Claus Rd.
Riverbank, CA 95367
(Address of principal executive offices)(Zip Code)

209-848-3900
(Registrant's telephone no., including area code)

Itec Environmental Group, Inc.
(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act: None
Securities registered pursuant to Section 12(g) of the Act: Common Stock, $0.001 Par Value

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B not contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. Yes ☒

Revenues for year ended December 31, 2006 were $61,000.

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one): Non-accelerated filer  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐No ☒

The aggregate market value of the voting common stock held by non-affiliates of the Company as of December 31, 2006 was approximately $10,402,131 based upon 69,347,539 shares held by such persons and the closing price of $0.15 per share on that date.  Shares of common stock held by each officer and director and by each person who owns 10% or more of the outstanding common stock have been excluded because these perople may be deemed to be affiliates.  The determination of affiliate status is not necessarily a conclusive determination for any other purpose.

The registrant does not have any non-voting stock outstanding.

Number of shares of the registrant's common stock outstanding as of March 28, 2007 was 145,415,537.

PART I

ITEM 1. DESCRIPTION OF BUSINESS

Business Description

Founded in 1999 and based in Riverbank, California, ECO2 Plastics, Inc., a Delaware corporation (“ECO2” or the “Company”), is a publicly-traded company (OTCBB: ECOO), that has developed a unique and revolutionary patent pending process and system, referred to as the ECO2 Environmental System (the “ECO2 Environmental System”). The ECO2 Environmental System cleans post-consumer plastics, without the use of water, at a substantial cost savings versus traditional methods (the “Process”). This Process is licensed from Honeywell FM&T (“Honeywell”) and the Department of Energy (“DOE”) on an exclusive basis for the life of the patent. Since inception, ECO2 has invested in the development of the technology and equipment comprising the Eco 2 Environmental System, which includes the filing of a new “Process Patent” in May 2005. This also included building several scaled up versions of the Prototype ECO2 Environmental System (the “Prototype”), testing of the Prototypes, building a pilot plant, evaluating the product produced by the Prototype and real-time testing. The Company’s first full scale production facility was constructed in Riverbank, California and is now mechanically complete, producing saleable product and ramping up to full scale operations. ECO2’s goal is to build and operate plastic recycling plants (the “ECO2 Plants”) in the USA that utilize the ECO2 Environmental System and to expand the ECO2 Environmental System worldwide. ECO2’s growth strategy includes organic growth, strategic acquisitions and licensing or partnership agreements, where appropriate.

In August 2004, the State of California Integrated Waste Management Board (“CIWMB”), through the Recycle Market Development Zone Loan (“RMDZ”) Program, approved a $2 million “matching funds loan” to assist ECO2 in building a plant in California. In order to qualify for the loan the Company leased a 58,000 square foot building in Riverbank, California with a 5 year lease, which includes a 5 year option. The matching funds loan was allowed to be released from an escrow account in draws based on certain criteria including the presentation of invoices for equipment and when ECO2 deposited $600,000 into the escrow account. The matching funds loan was used to complete Stage 1 and Stage 2 of the plant in Riverbank, California (the  “Plant”).

The Plant is strategically located between the San Francisco bay area and the greater Sacramento metropolitan area. The Company believes that this strategic location will allow ECO2 to provide convenient access for the generators of the feedstock (bales of plastic bottles) from approximately 10 million residential customers.

ECO2 intends to locate its second plant in the greater Los Angeles basin, which is home to approximately 18.5 million residential customers. ECO2’s research indicates that the greater Los Angeles basin generates an enormous amount of plastic containers. The Company has engaged a team of engineers to conduct the preliminary design efforts and has engaged a team of location and logistics specialists to support the Company in the site selection process currently underway. In addition, a strong case can be made for a third ECO2 facility in San Diego County, which has both a significant population, strong continued growth and an ample supply of feedstock from Mexico. The Company buys its feedstock for an average of $0.23 per pound and sells the finished clean flake for an average of $0.50 per pound. Each plant the Company builds has a potential revenue stream of approximately $30 million per year.

Construction of the Plant is mechanically complete and has begun ramping up to full scale operations. Based on the current production runs, the company believes that the Plant will produce approximately 60 million pounds of clean, clear flake at optimal throughput.

ECO2 has secured a supply of raw material from the major collectors of the post consumer used beverage containers in California, as well as from several independent sources. Approximately 400 million pounds of material is shipped annually from the western United States through ports in California to Asian buyers.

ECO2 believes it can utilize extensive contacts within the USA plastic container collection and processing industries to its benefit. Through these contacts, ECO2 and its strategic alliance partners, as specifically identified below, conservatively have access to over 60% of the domestically available Polyethylene Terephthalate (“PET”) and High Density Polyethylene (“HDPE”) post-consumer container streams. For example, ECO2 and its team have established high level contacts at the following companies: Waste Management (“WM”), Recycle America Alliance (a division of WM), Allied Waste Industries, Republic Services, Waste Connections (all of which are publicly traded companies on the New York Stock Exchange) and Smurfit Stone Container (which is publicly traded on NASDAQ). These companies generate more plastic flake than ten ECO2 plants would be capable of processing. ECO2 believes it can secure feedstock agreements with these companies on a regional basis.

ECO2 also intends to use its contacts with large regional waste haulers and recyclers. These companies cover vast regions of the USA (i.e., Northeast, Midwest, Southwest and West Coast), and include: Norcal Waste Systems, Rumpke Consolidated Companies, Allan Company, Casella Waste Systems (which is publicly traded on NASDAQ), EDCO Disposal Corporation, Burtech Waste Industries, Waste Industries (which is publicly traded on NASDAQ) and IESI. These companies are an enormous source of PET and HDPE containers. ECO2 can utilize its relationships and technology to secure feedstock from these companies on an “as needed” basis.

Additional feedstock sources include public and private waste haulers (municipalities and counties) and recyclers who conduct the most plastic container collection and processing throughout the USA. Selected cities and counties such as Santa Monica (CA), Houston (TX) and Lufkin (TX) still provide theses services to their communities. ECO2 and its Strategic Alliance Partners have contacts within these government agencies, as well as other communities that provide these services.

Approximately one year ago, a representative approached ECO2 from the Vehicle Recycling Program (the “URP”) of USCAR, a research consortium formed by General Motors, Ford and Chrysler. ECO2 was asked to develop a solution for the removal of PCB residue on plastic generated as a by-product of auto shredder operations (“Auto Shredder Fluff”). Approximately 2.5% of a car’s weight is comprised of various forms of plastic. This plastic ends up in the Auto Shredder Fluff with the resultant plastic often contaminated with harmful PCB’s. Obviously this is a significant problem for auto manufacturers, both economically and from a public relations and liability standpoint. ECO2 has tested contaminated samples submitted by the representative and has successfully cleaned the plastic to acceptable environmentally safe levels. ECO2 is confident that these additional tests will result in further proof that its technology for the removal of PCB residue is state of the art. The VRP has granted the Company approximately $100,000 to further study the possibility of using the ECO2 Environmental System to mitigate PCB contamination in Auto Shredder Fluff. Should the results of the study prove to be positive, the VRP would then engage the Company to build a plant in Detroit to produce 4,000 pounds of flake per hour. Once successful, the VRP has suggested the possibility to build additional ECO2 plants to clean and consume the plastic domestically.

Further, ECO2 believes that the international market for ECO2’s products and services is substantial and has received multiple inquiries regarding the potential for construction of ECO2 plants around the world. In most cases internationally, ECO2 will be able to secure the plant feedstock for lower cost (versus $0.23 per pound in the USA), which should increase ECO2’s operating profit margins.

In February 2005, ECO2 entered into a three year “Agency Agreement” with H. Muehlstein & Co., Inc. (“Muehlstein”), pursuant to which Muehlstein will act as ECO2’s exclusive agent for the annual sale of up to 60 million pounds of ECO2’s PET flake and post-consumer HDPE natural flake and pellets in the USA and Canada. Muehlstein is willing to expand that number as ECO2 builds additional plants throughout the USA.

In 2006, ECO2 spent approximately $2 million on research and development and approximately $303,000 in 2005.

As of March 15, 2007, ECO2 had approximately 59 full time employees and 2 part-time employees.

Competition

Currently, 70% of the materials collected west of the Mississippi are exported to China in the form of bales of crushed plastic bottles and containers. The Plastics Recycling Container Corporation (“PRCC”) is responsible for the collection of over 100 million pounds of plastic beverage containers annually.

Despite growing demand in California for ECO2, there is currently no significant competition in the PET or HDPE segments of the market west of the Mississippi. Wellman, which is publicly traded on the New York Stock Exchange and is ECO2’s largest competitor, is located in the eastern USA, and they use the higher cost, less effective water-wash recycling system. There are several small companies in North Carolina that wash PET, but they are also handicapped by their dependence on the water-wash systems for processing. ECO2 is the only company that washes PET using the Eco2 Environmental System, and as an end result, offers substantial operating efficiency advantages, and significant positive environmental benefits.

ITEM 2. DESCRIPTION OF PROPERTY

The Company does not own any real property. ECO2 has entered into a 5 year lease agreement with a 5 year option on a 58,000 sq. ft. steel frame building in the heavy industrial complex in Riverbank, California. The agreement includes a 3,500 sq. ft. of office space.

ITEM 3. LEGAL PROCEEDINGS

On or about November 3, 2006, Brean Murray Carret & Co., LLC (“BMC”) filed a claim for arbitration against ECO2 and it’s Chairman and CTO, Gary De Laurentiis, with the National Association of Securities Dealers. BMC is alleging that their service agreement with ECO2, dated May 9, 2005, was breached and that they are due fees and expenses in excess of $1 million. On or about January 30, 2007, ECO2 filed its answer, affirmative defenses and counterclaims in response to BMC’s claim. ECO2’s counterclaim against BMC alleges, among other things, that BMC breached their service agreement with ECO2, unjust enrichment, fraud, misrepresentation and unlawful contract. The relief sought by ECO2 estimates damages of $36 million and requests attorney fees and other miscellaneous costs and the cancellation of BMC’s common stock certificates and common stock purchase warrant.

The Company is unaware of any other threatened or pending litigation against it not in the ordinary course of business.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

As of March 28, 2007, ECO2 Plastics, Inc. had 145,415,537 shares of common stock issued and outstanding and had approximately 893 stockholders of record. There are 0 shares of preferred stock issued and outstanding.

ECO2’s common stock is not traded on a registered securities exchange, or the NASDAQ. ECO2’s common stock is quoted on the National Association of Securities Dealers OTC Bulletin Board. The following table sets forth the range of high and low bid quotations for each fiscal quarter for the past two (2) years. These quotations reflect inter-dealer prices without retail mark-up, mark-down, or commissions, and may not necessarily represent actual transactions.

FISCAL QUARTER ENDING	HIGH BID	LOW BID
December 31, 2006	$.16	$.11
September 30, 2006	$.15	$.10
June 30, 2006	$.16	$.11
March 31, 2006	$.14	$.10
December 31, 2005	$.18	$.11
September 30, 2005	$.28	$.05
June 30, 2005	$.15	$.06
March 31, 2005	$.31	$.06

On March 28, 2007, the closing price was $0.20 per share.

We have never declared or paid cash dividends to our stockholders. We currently intend to retain all available funds and any future earnings for use in the operation of our business and we do not anticipate declaring or paying cash dividends for the foreseeable future.

Securities authorized for issuance under equity compensation plans as of December 31, 2006:

Equity Compensation Plan Information
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in columne (a))

Equity compensation plans approved by security holders	N/A		N/A	N/A

Equity compensation plans not approved by security holders	4,457,370	(1)	$.06	N/A
	15,000,000	(2)	Price as listed on the OTCBB at the time of issuance.	5,150,000

	19,500,000	(3)	$.06	N/A
	1,500,000	(4)	$.06	N/A
	750,000	(5)	$.06	N/A
	500,000	(6)	$.06	N/A
	1,000,000	(7)	$.06	N/A
	12,000,000	(8)	$0.0975	12,000,000

(1)
Consists of a warrant issued by the Company to Gary De Laurentiis, its Chairman and CTO, pursuant to which Mr. De Laurentiis may purchase up to 2,457,370 shares of common stock of the Company, exercise price of $.06 per share and a Warrant issued by the Company pursuant to which Mr. De Laurentiis may purchase up to 2,000,000 shares of common stock of the Company at a price of $.06 per share. These warrants were fully assigned and cancelled on August 11, 2005.

(2)
2005 Stock Plan of the Company adopted by the Board of Directors on January 28, 2005. The 2005 Stock Plan (the “Plan”) was adopted by the Board of Directors as a method to compensate company employees, directors and non-employee independent contractors that provide services to the Company. The Plan is administered by the two non-employee directors of the Company based upon recommendations for issuances by the Company’s CTO.

(3)
Consists of a warrant issued by the Company to Gary De Laurentiis, its Chairman and CTO, pursuant to which Mr. De Laurentiis may purchase up to 20,000,000 shares of common stock of the Company, exercise price of $.06 per share. While the Company authorized the warrant in the amount of 20,000,000 shares, simultaneous with the issuance of the warrant Mr. De Laurentiis transferred the rights represented by the warrant in the right to buy 500,000 shares of common stock of the company to another. Accordingly, the presentation of the warrant in this report has been limited to the 19,500,000 shares the right to purchase Mr. De Laurentiis actually received. In connection with various assignments made from this warrant to other related and unrelated parties, Mr. De Laurentiis can purchase up to 11,636,111 shares of common stock of the Company in accordance with this warrant.

(4)
Consists of a warrant issued by the Company to David M. Otto, corporate counsel to the Company, pursuant to which Mr. Otto may purchase up to 1,000,000 shares of common stock of the Company, exercise price of $.06 per share and a warrant issued by the Company to Mr. Otto pursuant to which he may purchase up to 500,000 shares of common stock of the Company, exercise price of $.06 per share.

(5)
Consists of a warrant issued by the Company to Frederick W. Smith, Jr., its former Chief Financial Officer, pursuant to which Mr. Smith may purchase up to 500,000 shares of common stock of the Company, exercise price of $.06 per share and a warrant issued by the Company pursuant to which Mr. Smith may purchase up to 250,000 shares of common stock of the Company at an exercise price of $.06 per share.

(6)
Consists of a warrant issued by the Company to George Kanakis, a former Director, pursuant to which Mr. Kanakis may purchase up to 500,000 shares of common stock of the Company, exercise price of $.06 per share.

(7)
Consists of a warrant issued by the Company to Jeffrey Chartier, a former Director, pursuant to which Mr. Chartier may purchase up to 1,000,000 shares of common stock of the Company, exercise price of $.06 per share.

(8)
Consists of a warrant issued by the Company to Mario Sandoval, its Chief Operating Officer, pursuant to which Mr. Sandoval may purchase up to 12,000,000 shares of common stock of the Company, exercise price of $0.0975 per shares. This warrant was issued in accordance with Mr. Sandoval’s employment agreement, dated October 20, 2006. Under this agreement, Mr. Sandoval is to receive a total of 24,000,000 warrant shares, of which 12,000,000 have vested.

Recent Sales of Unregistered Securities

During the period covered by this 10-KSB, the Company sold the following securities which were not registered under the Securities Act of 1933 (the “Act”) and not reported on any other form:

As of December 31, 2006, ECO2 received subscriptions and related funds into escrow pursuant to a private placement memorandum (the “PPM”) of up to $9 million, through the offering of a minimum of 20 Units for $25,000 per unit. The offering was made to “accredited investors” as defined in Rule 501(a) under the Securities Act of 1933 and pursuant to Section 506 under the Securities Act. Each Unit consists of a $25,000 junior secured subordinated convertible debenture (the “Private Placement Notes”), bearing interest at 10% with principal and accrued interest due 18 months from issuance (“maturity date”), convertible into shares of the Company’s common stock at a price of $0.0975 per share, and a warrant, with a cashless exercise provision, to purchase 75,000 shares of restricted common stock of the Company, exercisable for approximately 10 years (expires April 15, 2015) at an exercise price of $0.06 per share (the “Private Placement Warrants”). KW Securities Corporation, a California corporation, (“KW”) served as the underwriter for the PPM. KW received, as a fee for services rendered, a common stock purchase warrant to purchase 14,625,000 shares of the Company’s common stock with a $0.06 per share strike price/cashless. As of December 31, 2006, the offering had not closed and the debentures and warrants not been issued. On February 1, 2007, the offering closed with a total of $8 million raised. Subsequent to the close of the PPM, a total of $8 million Private Placement Notes were issued and a total of 24 million Private Placement Warrants were issued.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

FORWARD LOOKING STATEMENTS CAUTIONARY

This Item 6 and the December 31, 2006 Annual Report on Form 10-KSB may contain “forward-looking statements.” In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “could,” “expects,” “plans,” “intends,” “anticipates,” “believes,” “estimates,” “predicts,” “potential” or “continue” or the negative of such terms and other comparable terminology. These forward-looking statements include, without limitation, statements about our market opportunity, our strategies, competition, expected activities and expenditures as we pursue our business plan, and the adequacy of our available cash resources. Although we believe that the expectations reflected in any forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Actual results may differ materially from the predictions discussed in these forward-looking statements. Changes in the circumstances upon which we base our predictions and/or forward-looking statements could materially affect our actual results. Additional factors that could materially affect these forward-looking statements and/or predictions include, among other things: (1) our limited operating history; (2) our ability to pay down existing debt; (3) our ability to retain the professional advisors necessary to guide us through our corporate restructuring; (4) the risks inherent in the investigation, involvement and acquisition of a new business opportunity; (5) unforeseen costs and expenses; (6) potential litigation with our shareholders, creditors and/or former or current investors; (7) the Company's ability to comply with federal, state and local government regulations; and (8) other factors over which we have little or no control.

Business – ECO2 Plastics, Inc. (f.k.a. Itec Environmental Group, Inc.) and its wholly-owned subsidiary, ECO2 Environmental Systems, Inc., were incorporated under the laws of the State of Delaware in 2000, and formed for the purpose of acquiring certain patented technology and the development of a worldwide market for its usage. Unless the context indicates otherwise, all references herein to “ECO2” or the “Company” include ECO2 Plastics, Inc and its wholly-owned inactive subsidiary. In March 2007, the Company changed its name to ECO2 Plastics, Inc.

In August 2004, the State of California Integrated Waste Management Board (“CIWMB”), through the Recycle Market Development Zone Loan Program, approved a $2,000,000 “matching funds loan” to assist ECO2 in building a plant in California. In order to qualify for the loan the Company leased a 58,000 square foot building with a 5 year lease, which includes a 5 year option. The matching funds loan was allowed to be released from an escrow account in draws based on certain criteria including the presentation of invoices for equipment and when ECO2 deposited $600,000 into the escrow account. The matching funds loan was used to complete Stage 1 and Stage 2 of the plant.

Based in Riverbank, California, ECO2 has developed a unique and revolutionary patent pending process and system, referred to as the ECO2 Environmental System (the “ECO2 Environmental System”). The Eco 2 Environmental System cleans post-consumer plastics, without the use of water, at a substantial cost savings versus traditional methods (the “Process”). This Process is licensed from Honeywell FM&T (“Honeywell”) and the Department of Energy (“DOE”) on an exclusive basis for the life of the patent. Since its inception, ECO2 has invested in the development of the technology and equipment comprising the Eco2 Environmental System, which includes the filing of a new “Process Patent” in May 2005. This included building several scaled up versions of the Prototype ECO2 Environmental System (the “Prototype”), testing of the Prototypes, building a pilot plant, evaluating the product produced by the Prototype and real-time testing. The Company’s first full scale production facility was constructed in Riverbank, California and is now mechanically complete, producing saleable product and ramping up to full scale operations. ECO2’s goal is to build and operate plastic recycling plants (the “ECO2 Plants”) in the USA that utilize the Eco2 Environmental System and to expand the Eco2 Environmental System worldwide. ECO2’s growth strategy includes organic growth, strategic acquisitions and licensing or partnership agreements, where appropriate.

ECO2 intends to locate its second plant in the greater Los Angeles basin, which is home to over 18.5 million residential customers. ECO2’s research indicates that the greater Los Angeles basin generates an enormous amount of plastic containers. The Company has engaged a team of engineers to conduct the preliminary design efforts and has engaged a team of location and logistics specialists to support the Company in the site selection process currently underway.

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

Critical Accounting Policies and Estimates - The preparation of financial statements included in this Annual Report on Form 10-KSB requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  On an on-going basis, management evaluates its estimates and judgments. Management bases its estimates and judgments on historical experiences and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources.  Actual results may differ from these estimates under different assumptions or conditions.  The more significant accounting estimates inherent in the preparation of the Company's financial statements include estimates as to the depreciable lives of property and equipment, valuation of equity related instruments and derivatives issued, and the valuation allowance for deferred income tax assets. Our accounting policies are described in the notes to financial statements included in this Annual Report on Form 10-KSB. The more critical accounting policies are as described below.

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

Accounting for Derivatives– The Company evaluates its convertible debt, options, warrants or other contracts to determine if those contracts or embedded components of those contracts qualify as derivatives to be separately accounted for under Statement of Financial Accounting Standards 133 “Accounting for Derivative Instruments and Hedging Activities” and related interpretations including EITF 00-19 “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock”. Under certain circumstances, the result of this accounting treatment is that the fair value of the derivative is marked-to-market each balance sheet date and recorded as a liability. In the event that the fair value is recorded as a liability, the change in fair value is recorded in the consolidated statement of operations as other income or expense. Upon conversion or exercise of a derivative instrument, the instrument is marked to fair value at the conversion date and then that fair value is reclassified to equity. Equity instruments that are initially classified as equity that become subject to reclassification under SFAS 133 are reclassified to liability at the fair value of the instrument on the reclassification date.

Revenue recognition - The Company recognizes revenue when there is persuasive evidence of an arrangement, the product has been delivered to the customer, the sales price is fixed or determinable, and collectibility is reasonably assured. The Company recognizes revenues from sales of recycled products upon shipment to customers. The Company will recognize revenues from sales of equipment or systems once configuration of such systems are completed and accepted by the customer.

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

Stock-based compensation– The Company did not issue options or warrants to employees prior to 2005. Effective January 1, 2005, the Company accounts for all options and warrant grants to employees and consultants in accordance with SFAS 123R, which requires recording an expense over the requisite service period for the fair value of all options or warrants granted employees and consultants.

Results of Operations - Revenues were $61,000 during 2006 as compared to $0 in 2005. Revenues in 2006 are the result of commencing recycling operations and initial sales of recycled product. Production was temporarily stopped during the year in order to upgrade, expand and retool the production line. Revenues are expected to continue to increase in future periods. The absence of revenues in 2005 was the result of a change in business strategy from the marketing of equipment and licensing of the System technology, to building our own plant for the recycling of plastic.

Total operating expenses for 2006 approximated $14.9 million compared with $10.5 million in 2005. Operating expenses increased during 2006 due to increases in general and administrative expenses, due primarily to non-cash stock-based compensation of approximately $7.6 million relating to equity awards issuable in connection with employment agreements entered into with the Company’s Chief Executive Officer, Chief Technical Officer and Chief Operating Officer and related recruiter fees payable in equity securities, and increases in technology development expenses, offset by decreases in consulting and legal expenses due to fewer equity based awards to consultants during 2006 as compared to 2005.

The Company recorded interest expense of approximately $4.7 million in 2006 as compared to $4.5 million in 2005. Interest expense in 2006 and 2005 includes amortization of debt issue costs and debt discount of approximately $4.6 million and $1.9 million, respectively. The increase in interest expense for 2006 as compared to the prior year is due to increased average borrowings during 2006.

During 2006, the Company recorded other expense of approximately $1.2 million relating to the change in fair value liability of warrants and derivatives and compared to other expense of $2.2 million in 2005. The primary reason for the decrease in expense as compared to the prior year is due to a decrease in stock price.

The Company’s net loss increased $5.5 million to approximately $20.8 million for 2006 from $15.3 million for 2005 due primarily to the increase in loss from operations of approximately $4.4 million, due primarily to increased non-cash stock based compensation in 2006.

The Company has approximately $21 million of net operating loss carry-forwards at December 31, 2006 potentially available to offset future income taxes which expire through 2026.  Realization is dependent on generating sufficient taxable income prior to expiration of the loss carry-forwards.  A change of greater than 50% of the Company ownership could significantly limit the utilization of these loss carryforwards.  The Company continues to provide a full valuation allowance to reduce its net deferred tax asset to zero, inasmuch as Company management has not determined that realization of deferred tax assets is more likely than not.

Liquidity and Capital Resources - Historically, our cash needs have been satisfied primarily through proceeds from private placements of our equity securities and debt instruments including debt instruments convertible into our equity securities.  We expect to continue to raise capital in the future, but cannot guarantee that such financing activities will be sufficient to fund our current and future projects and our ability to meet our cash and working capital needs.

At December 31, 2006, we had a working capital deficit of approximately $3.2 million, compared to a working capital deficit of $7.4 million at December 31, 2005 (which included $3.6 million of fair value liabilities for warrants and embedded derivatives, or $3.8 million excluding fair value liabilities).  At December 31, 2006, we had total assets of approximately $10.3 million and a total stockholders’ equity of approximately $2.7 million compared with total assets of approximately $3.1 million and total stockholder's deficit of approximately $6.5 million at December 31, 2005.

During 2006 cash used by operating activities increased to approximately $4.1 million from $1.4 million during 2005, due primarily to an increase in net loss.

During 2006, cash used by investing activities increased to approximately $3.6 million relating to capital expenditures on the recycling plant as compared to $2.7 during 2005.

During 2006, cash provided by financing activities increased to approximately $7.8 million from $4.1 million during 2005. During 2006, the Company received proceeds of approximately $9.7 million (excluding approximately $1.2 million receivable for cash in escrow for securities sold) from sales of private placement units comprised of convertible promissory notes and warrants and subordinated notes and warrants. Also during 2006, the Company repaid $1.2 million of notes payable.

At December 31, 2006, the Company does not have sufficient cash to meet its needs for the next twelve months. However, the Company continues to be in the process of raising funds, and Company management anticipates being able to raise sufficient cash to meet the Company’s needs in 2007. There is no guarantee, however, that our efforts will result in raising cash in amounts sufficient to meet the Company’s needs.

Off-Balance Sheet Arrangements - We do not have any off balance sheet arrangements that have or are likely to have a material current or future effect on the Company's financial condition, or changes in financial condition, liquidity or capital resources or expenditures.

Recent accounting pronouncements - In May 2005, the FASB issued Statement of Financial Accounting Standards No. 154, “Accounting Changes and Error Corrections,” (“SFAS 154”). SFAS 154 replaces APB Opinion No. 20, “Accounting Changes,” and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements,” and changes the requirements for the accounting for and reporting of a change in accounting principle. The Company adopted SFAS 154 in 2006. The Company’s consolidated results of operations and financial condition will only be impacted by SFAS 154 if the Company implements changes in accounting principles that are addressed by the standard or corrects accounting errors in future periods.

In November 2005, the FASB issued FASB Staff Position No. 123R-3, “Transition Election Related to Accounting for the Tax Effects of Share-Based Payment Awards.” The FSP provides an alternative method of calculating excess tax benefits (the APIC pool) from the method defined in SFAS123R for stock-based payments. A one-time election to adopt the alternate method in this FSP is available to those entities adopting SFAS 123R using either the modified retrospective or modified prospective method. The Company elected not to use this alternate method to calculate its APIC pool at adoption of SFAS 123R.

In February 2006, the FASB issued FASB Staff Position SFAS No. 123R-4 “Classification of Options and Similar Instruments Issued as Employee Compensation That Allow for Cash Settlement upon the Occurrence of a Contingent Event.” The FSP amends SFAS 123R for awards with contingent events that are not probable and outside the control of the employee that are settled in cash to classify such awards as an equity award. If the contingent event later becomes probable and the award had been reported as an equity award, the change in classification would be accounted for as a modification. This FSP did not have an impact on our consolidated financial statements or results of operations since we do not have such awards.

In July 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN  48”), which prescribes a recognition threshold and measurement process for recording in the financial statements uncertain tax positions taken or expected to be taken in a tax return. Additionally, FIN No. 48 provides guidance on the recognition, classification, accounting in interim periods and disclosure requirements for uncertain tax positions. FIN 48 will be effective for the Company beginning January 1, 2007. Although the Company is still evaluating the potential effects of FIN 48, it is expected that the adoption of FIN 48 will not have a significant impact on the Company’s consolidated results of operations or financial position.

In September 2006, the SEC issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB 108’).  SAB 108 provides interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement.  The SEC staff believes that registrants should quantify errors using both a balance sheet and income statement approach and evaluate whether either approach results in quantifying a misstatement that, when all relevant quantitative and qualitative factors considered, is material.  SAB 108 is effective for fiscal years ending on or after November 15, 2006, with early application encouraged.  Application of SAB 108 did not have a significant impact on the Company’s consolidated results of operations or financial position.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements,” which establishes guidelines for measuring fair value and expands disclosures regarding fair value measurements. SFAS No. 157 does not require any new fair value measurements, but rather it eliminates inconsistencies in the guidance found in various prior accounting pronouncements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. Earlier adoption is encouraged provided financial statements, including for interim periods, for that fiscal year have not been issued. Although Company management is still evaluating the potential effects of SFAS No. 157, the adoption is not expected to have a material impact on the Company’s financial position, results of operations, or cash flows.

In October 2006, the FASB issued FASB Staff Position No. 123(R)-6 “Technical Corrections of FASB No. 123R” (“FSP 123(R)-6”). FSP 123(R)-6 amends certain provisions of SFAS 123(R) relating to, among other things, the definition of short-term inducement. The provisions of this FSP are to be applied in the first reporting period beginning after the FSP is posted to the FASB website. The application of the provisions of FSP 123(R)-6 did not have a significant impact on the Company’s financial position, results of operations, or cash flows.

In October 2006, the FASB issued FASB Staff Position No. 123R-5, “Amendment of FASB Staff Position FAS 123(R)-1” (“FSP 123R-5”), which amends FSP 123R-1 for equity instruments that were originally issued as employee compensation and then modified, with such modification made to the terms of the instrument solely to reflect an equity restructuring that occurs when the holders are no longer employees. In such circumstances, no change in the recognition or the measurement date of those instruments will result if both of the following conditions are met: (i) there is no increase in fair value of the award (or the ratio of intrinsic value to the exercise price of the award is preserved, that is, the holder is made whole), or the antidilution provision is not added to the terms of the award in contemplation of an equity restructuring; and (ii) all holders of the same class of equity instruments (for example, stock options) are treated in the same manner. FSP 123R-5 is not expected to have a significant impact on the Company’s consolidated results of operations or financial position.

In December 2006, the FASB issued FASB Staff Position No. EITF 00-19-2 “Accounting for Registration Payment Arrangements” (FSP EITF 00-19-2”), which addresses an issuer’s accounting and disclosures relating to registration payment arrangements. Inasmuch as the Company does not have any such registration payment arrangements, it is not expected that adoption of the provision of FSP EITF 00-19-2 will have a significant impact on the Company’s financial position, results of operations, or cash flows.

ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

Executive Officers and Directors

NAME	AGE	POSITION
Rodney S. Rougelot	43	Director and Chief Executive Officer and Interim Chief Financial Officer

Gary M. De Laurentiis	61	Director and Chief Technology Officer

David M. Otto	48	Director

Lawrence A. Krause	66	Director

Ronald Domingue	44	Director

William Whittaker	57	Director

Mario Sandoval	43	Chief Operating Officer

Frederick W. Smith, Jr.	51	Chief Financial Officer

Rodney S. Rougelot
Director, Chief Executive Officer and Interim Chief Financial Officer

Mr. Rougelot brings to ECO2 over 20 years of extensive experience in recycling, operations, finance, and mergers and acquisitions. Upon graduating from Harvard Business School, Mr. Rougelot founded Recycling Resource, LLC (“Recycling Resource”) in 1991, which rapidly became one of the leading recycling companies in California. After Recycling Resource was acquired by Tomra Pacific, Inc. (“Tomra Pacific”) in 1998, Mr. Rougelot served as President of the commercial division, building Tomra Pacific into one of the largest beverage container recyclers in the United States. Most recently in 2006, Mr. Rougelot was engaged through Stone Yamashita Partners as a strategic consultant with The Coca Cola Company. Mr. Rougelot has served as Director and Chief Executive Officer since July 2006 and was appointed interim Chief Financial Officer in February 2007.

Mr. Rougelot is not a director of any other public company, nor is he related to any officer, director or affiliate of the Company. Mr. Rougelot is not a party to any pending legal proceeding, nor has he been subject to a bankruptcy petition filed against him, nor been convicted in, or subject to, any criminal proceeding.

Gary M. De Laurentiis
Chairman and Chief Technology Officer

Mr. De Laurentiis has previously served as the Chairman, President and CEO since founding the Company in 1999. Mr. De Laurentiis was appointed Chief Technology Officer in July 2006. Mr. De Laurentiis has been active in the plastics recycling business for nearly twenty (20) years. In partnership with the Chinese Government, he designed and built his first plastics recycling plant in 1987. In the years since, he has designed, remodeled, built and operated plants in Mexico, North Carolina, Ohio, Florida, California and Canada for both local governments and private industries. From 1992 to 1995, Mr. De Laurentiis worked directly with the State Government in Campeche Mexico, living on-site for eighteen (18) months while directing the entire project. In 1996, an Ohio based group recruited Mr. De Laurentiis to open a shuttered recycling plant. Mr. De Laurentiis left the company in 1999 to start ECO2. From collecting, brokering, recycling and remanufacturing, to lobbying on behalf of the industry, Mr. De Laurentiis is intimately familiar with all levels of plastics recycling. The depth of Mr. De Laurentiis’ knowledge and his continuing search for newer, safer and more efficient ways to recycle waste has earned him the respect of his peers and the many regulatory agencies charged with protecting the environment that regularly call upon him for advice.

Mr. De Laurentiis is not a director of any other public company, nor is he related to any officer, director or affiliate of the Company. Mr. De Laurentiis is not a party to any pending legal proceeding, nor has he been subject to a bankruptcy petition filed against him, nor been convicted in, or subject to, any criminal proceeding.

David M. Otto
Director

Mr. Otto is a Seattle-based attorney and the President of The Otto Law Group, PLLC. Mr. Otto’s practice is focused on corporate finance, securities, mergers & acquisitions, corporate law and governance. Mr. Otto began his practice on Wall Street in New York City in 1987 with the Hughes, Hubbard and Reed law firm, where he concentrated on significant corporate leveraged buyout and takeover transactions and equity and debt offerings for investment banks, venture capital firms and Fortune 1000 companies. In 1991, Mr. Otto moved to Seattle in order to dedicate his extensive experience to entrepreneurs, technology innovators, start-up and emerging growth businesses. In July 1999, Mr. Otto founded the Otto Law Group, PLLC in Seattle. Mr. Otto is a Director of Vocalscape Networks, Inc., SinoFresh Healthcare, Inc., TechAlt, Inc. and Avisere, Inc. He is a member of the American Bar Association Committee on the Federal Regulation of Securities, Subcommittee on the 1933 Act and Chairman of the Legislation Subcommittee of the ABA’s Venture Capital and Private Equity Committee. Mr. Otto is admitted to practice law in New York and Washington. Mr. Otto earned an AB from Harvard University and a JD from Fordham University School of Law. Mr. Otto has served as a Director since February 2006.

Mr. Otto is not related to any officer, director or affiliate of the Company. Mr. Otto is not a party to any pending legal proceeding, nor has he been subject to a bankruptcy petition filed against him, nor been convicted in, or subject to, any criminal proceeding.

Lawrence A. Krause
Director

Mr. Krause has over 30 years experience in the financial industry and is president of Lawrence A. Krause & Associates, Inc. Lawrence A. Krause & Associates, Inc. is a registered investment firm and is composed of certified financial planners. Their and his experiences encompass securities, investment banking, real estate, business consulting, estate planning, education planning, retirement planning and tax planning. Mr. Krause is recognized as a leader in the field of financial and investment planning and has been named “Financial Planner of the Year” by his peers in San Francisco and on several occasions has been called “one of the nation’s leading financial planners” by the New York Times. Mr. Krause founded one of the first comprehensive financial planning departments in the United States for a major brokerage firm. Mr. Krause has extensive experience as a partner of limited partnership and managing member of limited liability corporate investment funds. Mr. Krause has been and currently remains as a general partner in limited partnerships and a managing member in limited liability companies which have invested in opportunities such as oil and gas, venture capital, equipment leasing, real estate and proprietary manufacturing. Mr. Krause received his B.A. from State University of Iowa, and has also received a CFP (Certified Financial Planner) and CSA (Certified Senior Advisor). Mr. Krause has served as a Director since February 2006.

Mr. Krause is not a director of any other public company, nor is he related to any officer, director or affiliate of the Company. Mr. Krause is not a party to any pending legal proceeding, nor has he been subject to a bankruptcy petition filed against him, nor been convicted in, or subject to, any criminal proceeding.

Ronald Domingue
Director

Mr. Domingue brings extensive financial, logistics and engineering experience to ECO2. He is a managing partner at Arbor Malone, LLC and was a co-founder of SupplyBase, Inc. (“SupplyBase”), a supply-chain software company that was acquired by i2 Technologies, Inc.  Prior to SupplyBase, Mr. Domingue held positions in product management, engineering and field marketing at GE Plastics, a subsidiary of General Electric Company (“General Electric”), over a 13 year career. Mr. Domingue holds a Bachelor of Science in Mechanical Engineering, Cum Laude, from the University of Vermont, a Masters of Science in Mechanical Engineering from Rensselaer Polytechnic Institute, and he is a graduate of General Electric’s Edison Engineering Program. Mr. Domingue has served as a Director since December 2006.

Mr. Domingue is not a director of any other public company, nor is he related to any officer, director or affiliate of the Company. Mr. Domingue is not a party to any pending legal proceeding, nor has he been subject to a bankruptcy petition filed against him, nor been convicted in, or subject to, any criminal proceeding.

William Whittaker
Director

Mr. Whittaker brings extensive asset management experience, both in real estate and investment management, to ECO2. Mr. Whittaker currently manages assets worth approximately $125 million through Whittaker Asset Management, Inc., a company of which he has been the Chairman and CEO of since 1987. Mr. Whittaker is also the controlling principal of more than 40 privately held companies and/or partnerships that either own commercial income properties or invest in operating businesses. Mr. Whittaker graduated from Stanford University in 1971 with an Economics degree and from the University of Santa Clara School of Law, cum laude, in 1976. He was admitted to the California State Bar in 1976 (inactive 1996) and the United States Tax Court in 1979.  Mr. Whittaker was appointed as a Director in February 2007.

Mr. Whittaker is not a director of any other public company, nor is he related to any officer, director or affiliate of the Company. Mr. Whittaker is not a party to any pending legal proceeding, nor has he been subject to a bankruptcy petition filed against him, nor been convicted in, or subject to, any criminal proceeding.

Mario Sandoval
Chief Operating Officer

Mr. Sandoval was previously the Senior Process Leader with Johns Manville in the BPS initiative, headquartered in Denver, Colorado. He was responsible for all aspects of the Plan to Make implementation. Prior to joining BPS, Mr. Sandoval was the Director of Strategic Engineering Programs and the Director of Operations for performance materials. Prior to joining Johns Manville in July of 2004, Mr. Sandoval was the Vice President and Supply Chain Leader for General Electric Polymershapes (“GE”). Previous positions Mr. Sandoval has held with GE include Global Manufacturing Leader for Crystalline Plastics, Master Black Belt and various operational leadership, quality and automation engineering roles. He started his career with GE on the Chemical/Metallurgical Management Training program. Mr. Sandoval has a Bachelor of Science degree in chemical engineering and computer science from New Mexico State University. Mr. Sandoval has served as Chief Operating Officer since October 2006.

Mr. Sandoval is not a director of any other public company, nor is he related to any officer, director or affiliate of the Company. Mr. Sandoval is not a party to any pending legal proceeding, nor has he been subject to a bankruptcy petition filed against him, nor been convicted in, or subject to, any criminal proceeding.

Frederick Smith, Jr.
Chief Financial Officer

Mr. Smith was our Chief Financial Officer from May 2004 until January 2007. Mr. Smith is a licensed California attorney at law and former accountant. Mr. Smith has been practicing law in California since 1982, in addition to being our Chief Financial Officer, during the past twelve (12) months. Mr. Smith has twenty eight (28) years of experience in corporate finance, corporate governance, financial reporting, litigation, formation, SEC regulations, corporate taxation, corporate acquisitions, mergers, and reorganization matters. Mr. Smith earned his BA from California State Fullerton in 1976 and received his JD from Western State University College of Law in 1980.

Mr. Smith is not a director of any other public company, nor is he related to any officer, director or affiliate of the Company. Mr. Smith is not a party to any pending legal proceeding, nor has he been subject to a bankruptcy petition filed against him, nor been convicted in, or subject to, any criminal proceeding.

Audit Committee Financial Expert

The Company does not have an audit committee financial expert.

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

ECO2 Plastics, Inc.
5300 Claus Rd.
P.O. Box 760
Riverbank, CA. 95367
Attn: Rodney S. Rougelot

The Code of Ethics can also be found on the SEC web site.

ITEM 10. EXECUTIVE COMPENSATION.

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary	Bonus	Stock Awards		Option Awards		Non-Equity Incentive Plan Compensation	Change in Pension Value and Nonqualified Deferred Compensation Earnings	All Other Compensation		Total
CEO	2006	$129,198.55	$0	$4,600,000	(1)	$0		$0	$0	$8,700		$4,737,898.55
Rodney S. Rougelot appointed	2005	N/A	N/A	N/A		N/A		N/A	N/A	N/A		N/A
July 2006	2004	N/A	N/A	N/A		N/A		N/A	N/A	N/A		N/A

CTO Gary De Laurentiis CEO	2006	$291,628.12	$0	$847,000	(2)	$0		$0	$0	$7,500		$1,146,128.12
during 2004	2005	$84,000	$0	$3,071,376		$0		$0	$0	$168,000	(3)	$3,323,376
through July 2006.	2004	$23,400	$0	$0		$0		$0	$0	$197,386	(4)	$220,786

CFO	2006	$153,815.30	$0	$0		$0		$0	$0	$0		$153,815.30
Frederick W. Smith, Jr.	2005	$48,000	$0	$96,250		$0		$0	$0	$96,000	(5)	$240,250
	2004	N/A	N/A	N/A		N/A		N/A	N/A	N/A		N/A

COO	2006	$45,833.33	$0	$0		$1,600,000	(6)	$0	$0	$5,800		$1,651,633
Mario Sandoval	2005	N/A	N/A	N/A		N/A		N/A	N/A	N/A		N/A
Appointed October 2006	2004	N/A	N/A	N/A		N/A		N/A	N/A	N/A		N/A

(1)
Under the terms of Mr. Rougelot’s employment agreement, he received 35,200,000 shares of Company common stock, of which 17,600,000 (50%) shares are fully-vested, and of which 8,800,000 shares vest in September 2007 and the remaining 8,800,000 vest pro-rata from October 2007 to September 2008. The total value of the shares based on the $0.13 per share grant date quoted trading price of the Company’s common stock was approximately $4.6 million. In connection with this agreement, the Company recorded compensation expense in 2006 of approximately $2.3 million for fully-vested shares, and $500,000 for a portion of the unvested shares amortized on a straight-line basis over the vesting periods. In addition, pursuant to terms of the executive’s employment agreement, the executive received an additional 8,800,000 fully-vested shares in connection with the certain agreement specified capital raising events, and as a result of the occurrence of such event, the Company recorded additional compensation expense of approximately $1.1 million based on the $0.125 per share closing quoted trading price on the date of the event. A total of 44,000,000 million shares of Company common stock were issued to the executive in 2006, a portion of which is subject to return in accordance with vesting provisions. This information is also found in the Outstanding Equity Awards at Fiscal Year-End table and the Option Exercises and Stock Vested table below.

(2)
Under the terms of Mr. De Laurentiis’ employment agreement, he will receive 24,000,000 fully-vested shares or share equivalents (warrants), of which he had previously received 17,953,208 of such shares and share equivalents, or an additional 6,046,792 shares. In connection with this agreement, inasmuch as the shares were fully vested, the Company recorded compensation expense and an increase in additional paid-in capital of $847,000, which was determined on the $0.14 per share quoted trading price on the date of the employment agreement. Mr. De Laurentiis has not yet been issued these shares. This information is also found in the Outstanding Equity Awards at Fiscal Year-End table and the Option Exercises and Stock Vested table below.

(3)	Accrued compensation for 2005.

(4)	Of this amount, $31,186 was previously classified as “Other Annual Compensation” and $166,200 was paid as accrued compensation for 2004.

(5)	Accrued compensation for 2005.

(6)
Under the terms of Mr. Sandoval’s employment agreement, he is to receive shares of Company common stock (or stock options, at the executive’s election) covering 5% of Common Stock Equivalents, as defined in the agreement. The Effective Date of the employment agreement is October 19, 2006, at which date the executive is to receive options to purchase 24,000,000 common shares (shares were not elected) of Company common stock, of which 12,000,000 (50%) warrant are fully-vested, and of which 6,000,000 warrants vest in October 2007 and the remaining 6,000,000 vest pro-rata from November 2007 to October 2008. The warrants are exercisable at $0.0975 per share for ten years. In connection with this agreement, the Company recorded compensation expense of approximately $1.6 million based on the fair value as determined utilizing the Black-Scholes valuation model as of the Effective Date for fully-vested shares, and $155,000 for a portion of the unvested shares amortized on a straight-line basis over the vesting periods. This information is also found in the Outstanding Equity Awards at Fiscal Year-End table and the Option Exercises and Stock Vested table below.

GRANTS OF PLAN BASED AWARDS.

No grants of plan based awards were granted during the 2006 fiscal year.

DESCRIPTION OF ADDITIONAL MATERIAL FACTORS

On July 26, 2006, Gary M. De Laurentiis entered into an employment agreement with the Company, making him the new Chief Technology Officer. Pursuant to the terms of the employment agreement, Mr. De Laurentiis shall receive an annual salary of $290,000 and he shall receive equity in the Company equal to an aggregate amount of 24,000,000 shares of the Company’s common stock, of which he has already received 17,953,208 shares. Mr. De Laurentiis is also eligible to receive 2,000,000 additional equity awards contingent upon certain events.

On July 31, 2006, Rodney S. Rougelot entered into an employment agreement with the Company, making him the new Chief Executive Officer. Pursuant to the terms of the employment agreement, Mr. Rougelot shall receive an annual salary of $300,000 and shall receive equity in the Company equal to 8% of the Company’s issued and outstanding stock. Mr. Rougelot is also eligible to receive additional equity in connection with the successful performance of his duties.

In accordance with Mr. Rougelot’s employment agreement, the Company obtained a third party valuation, whereby it was concluded that, as of July 31, 2006, the appraised per share value of Mr. Rougelot’s stock grant was $0.006 per share.

On October 19, 2006, Mr. Rougelot’s annual salary increased to $330,000 in accordance with the terms of his employment agreement and the hiring of Mario Sandoval.

On October 19, 2006, Mario Sandoval entered into an employment agreement with the Company, making him the new Chief Operating Officer and Executive Vice President of Operations. Pursuant to the terms of the employment agreement, Mr. Sandoval shall receive an annual salary of $300,000 and shall receive equity in the Company of up to 5% of the Company’s issued and outstanding stock based on his length of service to the Company. Mr. Sandoval is also eligible to receive additional equity in connection with the successful performance of his duties.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

	Option Awards					Stock Awards
	Number of Securities Underlying Unexercised Options	Number of Securities Underlying Unexercised Options	Equity Incentive Plan Awards: Number of Securities Underlying Unearned	Option Exercise	Option Expiration	Number of Shares or Units of Stock That Have Not	Market Value of Shares or Units of Stock That Have	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have
Name	Exercisable	Unexercisable	Options	Price	Date	Vested	Not Vested	Vested	Not Vested
CEO Rodney S. Rougelot (1)	0	0	0	$0	N/A	17,600,000	$1,787,500	0	$0

CTO Gary De Laurentiis (2)	0	0	0	$0	N/A	0	$0	0	$0

COO Mario Sandoval (3)	0	0	0	$0	N/A	12,000,000	$1,600,000	0	$0

(1)
Under the terms of Mr. Rougelot’s employment agreement, he received 35,200,000 shares of Company common stock, of which 17,600,000 (50%) shares are fully-vested, and of which 8,800,000 shares vest in September 2007 and the remaining 8,800,000 vest pro-rata from October 2007 to September 2008. The total value of the shares based on the $0.13 per share grant date quoted trading price of the Company’s common stock was approximately $4.6 million. In connection with this agreement, the Company recorded compensation expense in 2006 of approximately $2.3 million for fully-vested shares, and $500,000 for a portion of the unvested shares amortized on a straight-line basis over the vesting periods. In addition, pursuant to terms of the executive’s employment agreement, the executive received an additional 8,800,000 fully-vested shares in connection with the certain agreement specified capital raising events, and as a result of the occurrence of such event, the Company recorded additional compensation expense of approximately $1.1 million based on the $0.125 per share closing quoted trading price on the date of the event. A total of 44,000,000 shares of Company common stock were issued to the executive in 2006, a portion of which is subject to return in accordance with vesting provisions. This information is also found in the Summary Compensation table above and the Option Exercises and Stock Vested table below.

(2)
Under the terms of Mr. De Laurentiis’ employment agreement, he will receive 24,000,000 fully-vested shares or share equivalents (warrants), of which he had previously received 17,953,208 of such shares and share equivalents, or an additional 6,046,792 shares. In connection with this agreement, inasmuch as the shares were fully vested, the Company recorded compensation expense and an increase in additional paid-in capital of $847,000, which was determined on the $0.14 per share quoted trading price on the date of the employment agreement. Mr. De Laurentiis has not yet been issued these shares. This information is also found in the Summary Compensation table above and the Option Exercises and Stock Vested table below.

(3)
Under the terms of Mr. Sandoval’s employment agreement, he is to receive shares of Company common stock (or stock options, at the executive’s election) covering 5% of Common Stock Equivalents, as defined in the agreement. The Effective Date of the employment agreement is October 19, 2006, at which date the executive is to receive options to purchase 24,000,000 common shares (shares were not elected) of Company common stock, of which 12,000,000 (50%) warrant are fully-vested, and of which 6,000,000 warrants vest in October 2007 and the remaining 6,000,000 vest pro-rata from November 2007 to October 2008. The warrants are exercisable at $0.0975 per share for ten years. In connection with this agreement, the Company recorded compensation expense of approximately $1.6 million based on the fair value as determined utilizing the Black-Scholes valuation model as of the Effective Date for fully-vested shares, and $155,000 for a portion of the unvested shares amortized on a straight-line basis over the vesting periods. This information is also found in the Summary Compensation table and the Option Exercises and Stock Vested table below.

OPTION EXERCISES AND STOCK VESTED TABLE

	Option Awards		Stock Awards
Name	Number of Shares Acquired on Exercise	Value Realized on Exercise	Number of Shares Acquired on Vesting	Value Realized on Vesting
CEO Rodney S. Rougelot (1)	0	0	26,400,000	$4,600,000

CTO Gary De Laurentiis (2)	0	0	6,046,792	$847,000

COO Mario Sandoval	0	0	12,000,000	$1,600,000

(1)
Under the terms of Mr. Rougelot’s employment agreement, he received 35,200,000 shares of Company common stock, of which 17,600,000 (50%) shares are fully-vested, and of which 8,800,000 shares vest in September 2007 and the remaining 8,800,000 vest pro-rata from October 2007 to September 2008. The total value of the shares based on the $0.13 per share grant date quoted trading price of the Company’s common stock was approximately $4.6 million. In connection with this agreement, the Company recorded compensation expense in 2006 of approximately $2.3 million for fully-vested shares, and $500,000 for a portion of the unvested shares amortized on a straight-line basis over the vesting periods. In addition, pursuant to terms of the executive’s employment agreement, the executive received an additional 8,800,000 fully-vested shares in connection with the certain agreement specified capital raising events, and as a result of the occurrence of such event, the Company recorded additional compensation expense of approximately $1.1 million based on the $0.125 per share closing quoted trading price on the date of the event. A total of 44,000,000 shares of Company common stock were issued to the executive in 2006, a portion of which is subject to return in accordance with vesting provisions. This information is also found in the Summary Compensation table and Outstanding Equity Awards at Fiscal Year-End table above.

(2)
Under the terms of Mr. De Laurentiis’ employment agreement, he will receive 24,000,000 fully-vested shares or share equivalents (warrants), of which he had previously received 17,953,208 of such shares and share equivalents, or an additional 6,046,792 shares. In connection with this agreement, inasmuch as the shares were fully vested, the Company recorded compensation expense and an increase in additional paid-in capital of $847,000, which was determined on the $0.14 per share quoted trading price on the date of the employment agreement. Mr. De Laurentiis has not yet been issued these shares. This information is also found in the Summary Compensation table and the Outstanding Equity Awards at Fiscal Year-End table above.

(3)
Under the terms of Mr. Sandoval’s employment agreement, he is to receive shares of Company common stock (or stock options, at the executive’s election) covering 5% of Common Stock Equivalents, as defined in the agreement. The Effective Date of the employment agreement is October 19, 2006, at which date the executive is to receive options to purchase 24,000,000 common shares (shares were not elected) of Company common stock, of which 12,000,000 (50%) warrant are fully-vested, and of which 6,000,000 warrants vest in October 2007 and the remaining 6,000,000 vest pro-rata from November 2007 to October 2008. The warrants are exercisable at $0.0975 per share for ten years. In connection with this agreement, the Company recorded compensation expense of approximately $1.6 million based on the fair value as determined utilizing the Black-Scholes valuation model as of the Effective Date for fully-vested shares, and $155,000 for a portion of the unvested shares amortized on a straight-line basis over the vesting periods. This information is also found in the Summary Compensation table and the Outstanding Equity Awards at Fiscal Year-End table above.

PENSION BENEFITS TABLE

The Company did not offer a pension plan during fiscal year 2006.

NONQUALIFIED DEFERRED COMPENSATION TABLE

The Company did not offer any non-qualified deferred compensation plans during fiscal year 2006.

DIRECTOR COMPENSATION DISCLOSURE

The Company did not enter into director compensation arrangements during the fiscal year 2006.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCHOLDER MATTERS.

The following table sets forth certain information regarding the beneficial ownership of our common stock as of March 22, 2007:

Title of Class:	Name and Address of Beneficial Holder:	Amount and Nature of Beneficial Ownership:	Percent of Class (12):
Common, $.001 par value	Gary De Laurentiis P.O. Box 760, 5300 Claus Rd., Riverbank, CA 95367	19,742,630 (1)	7%

Common, $.001 par value	Lawrence A. Krause 1001 Bayhill Drive, Suite 170 San Bruno, CA 94066	14,825,000 (2)	5%

Common, $.001 par value	David M. Otto 601 Union Street, Suite 4500 Seattle, WA 98164	18,760,933 (3)	6%

Common, $.001 par value	Rodney S. Rougelot P.O. Box 760, 5300 Claus Rd. Riverbank, CA 95367	26,861,140 (4)	9%

Common, $.001 par value	Ronald M. Domingue 5300 Claus Road, Box 760 Riverbank, CA 95367	59,710,898 (5)	20%

Common, $.001 par value	William Whittaker 8070 La Jolla Shores Drive, #508 La Jolla, CA 92037	62,073,141 (6)	20%

Common, $.001 par value	Mario Sandoval 5300 Claus Road, Box 760 Riverbank, CA 95367	12,000,000 (7)	4%

Common, $.001 par value	Jerjis T. Alajaji 5300 Claus Road, Box 760 Riverbank, CA 95367	12,342,655 (11)	4%

Common, $.001 par value	Voting Trustee 5300 Claus Road, Box 760 Riverbank, CA 95367	17,600,000 (8)	6%

Common, $.001 par value	Excipio Group, S.A. Harbour House, Waterfront Drive P.O. Box 2221, Road Town Tortola, British Virgin Islands	12,502,322 (9)	4%

Common, $.001 par value	Todd Greenhalgh 5300 Claus Road, Box 760 Riverbank, CA 95367	13,188,083 (10)	4%

Common, $.001 par value	Frederick W. Smith, Jr. 5300 Claus Road, Box 760 Riverbank, CA 95367	626,435 (11)	<1%

Total Held by Officers and Directors:		244,684,499

Total Held by Officers, Directors and Certain Beneficial Owners:		270,215,237

(1)
Of this amount, Mr. De Laurentiis owns 59,727 shares of common stock. He has a common stock purchase warrant to acquire up to 11,636,111 shares at $0.06 per share/cashless. This warrant expires on April 15, 2015. Under the terms of Mr. De Laurentiis’ employment agreement, he is entitled to receive an aggregate of 6,046,792 shares of common stock in the form of restricted grants of common stock and warrants. He is entitled to receive an additional 2,000,000 shares upon satisfying certain obligations. Mr. De Laurentiis has not been issued any common stock or equivalents in connection with his employment agreement.

(2)
Of this amount, Mr. Krause owns 200,000 shares of common stock. As the principal of KW Securities Corporation, Mr. Krause has a common stock purchase warrant to acquire up to 14,625,000 shares at $0.06 per share/cashless. This warrant expires on April 15, 2015.

(3)
Mr. Otto individually owns 2,500,000 shares of common stock. Mr. Otto is the principal of Otto Capital Holdings, LLC (“OCH”) and 3,231,085 shares are held by OCH. An additional 2,802,925 shares of common stock are held with Cambridge Partners, LLC (“Cambridge”), of which Mr. Otto is one of two members. Mr. Otto also has common stock purchase warrants to purchase a total of 1,500,000 shares of common stock with a strike price of $0.06 per share/cashless. These warrants expire on April 15, 2010. Cambridge has common stock purchase warrants to acquire up to a total of 3,150,000 shares of common stock with a strike price of $0.06 per share/cashless. These warrants expire on April 15, 2015. Finally, Saratoga Capital Partners, LLC (“Saratoga”), an entity Mr. Otto is also a member of, has common stock purchase warrants to acquire up to a total of 2,500,000 shares of common stock with a strike price of $0.06 per share/cashless. These warrants expire on April 15, 2015. Saratoga also has a 10% convertible note of $300,000 which can convert at $0.0975 per share.

(4)
Mr. Rougelot has a common stock purchase warrant to acquire up to 75,000 shares at $0.06 per share/cashless. This warrant expires on April 15, 2015. Mr. Rougelot also has a 10% convertible debenture for $25,000 with a $0.0975 conversion rate that will convert into 256,410 shares of common stock. Under the terms of Mr. Rougelot’s employment agreement, he is eligible to receive an aggregate amount of restricted common stock equal 44,000,000 shares, of which 26,400,000 have fully vested. Mr. Rougelot acquired an additional 130,000 shares on the open market in November 2005.

(5)
Mr. Domingue owns a common stock purchase warrant to acquire up to 150,000 shares at $0.06 per share/cashless. This warrant expires on April 15, 2015. He also has a 10% convertible note of $50,000 which can convert at $0.0975 per share that will convert into 512,821 shares. Mr. Domingue is a partner at Arbor Malone, LLC. On August 14, 2006, Arbor Malone loaned $2,300,000 to the Company in the form of a short-term bridge loan. In connection with this loan, Arbor Malone received (i) warrants to purchase a total of 23,000,000 shares of common stock with a strike price of $0.12 per share and (ii) 10% convertible notes totaling $2,300,000 which can convert at $0.0975 per share. Upon conversion of the notes, Arbor Malone would be entitled to receive additional warrants to purchase a total of 12,458,333 shares of common stock with a strike price of $0.12 per share.

(6)
Mr. Whittaker is the general partner of Whittaker Capital Partners I, LP (“WCP”). WCP has (i) warrants to purchase a total of 14,047,500 shares of common stock, each with a strike price of $0.06 per share; and (ii) 10% convertible notes totaling $4,682,500 which can convert at $0.0975 per share.

(7)
In connection with Mr. Sandoval’s employment agreement, he has been granted the option to purchase 24,000,000 shares of restricted stock with a strike price of $0.0975 per share. Of this amount, 12,000,000 shares have vested and Mr. Sandoval has been issued a common stock purchase warrant to acquire up to 12,000,000 at $0.0975 per share/cashless. This warrant will expire on January 17, 2017.

(8)
Under the terms of Mr. Rougelot’s employment agreement, he is eligible to receive an aggregate amount of restricted common stock equal to a total of 44,000,000 shares. Of this amount, 17,600,000 shares have not vested. In connection with an irrevocable proxy, David M. Otto has been appointed attorney-in-fact to vote the shares in connection with any shareholder meeting of ECO2 in accordance with, and under the direction of, the Company’s Board of Directors. The amount of shares the Voting Trustee may vote will adjust in accordance with the vesting schedule in Mr. Rougelot’s employment agreement.

(9)
Excipio Group, S.A. (“Excipio”), a company formed under the laws of the British Virgin Islands, owns 7,314,322 shares of common stock and has a common stock purchase warrant to acquire up to 1,440,000 shares at $0.06 per share/cashless. This warrant will expire on April 15, 2015. Excipio also has a common stock purchase warrant to acquire up to 3,748,000 shares at $0.12 per share/cashless. This warrant will expire on April 15, 2010.

(10)
Mr. Greenhalgh owns 9,036,923 shares of common stock. An additional 2,420,000 shares of common stock will vest on September 15, 2007. Mr. Greenhalgh also has common stock purchase warrants to purchase a total of 594,750 shares at $0.06 per share/cashless. These warrants expire on April 15, 2015, November 29, 2016 and January 17, 2017. Mr. Greenhalgh has a common stock purchase warrant to purchase a total of 3,300,000 shares at $0.0975 per share/cashless. This warrant expires on January 17, 2017. Mr. Greenhalgh also has a 10% convertible note for $25,000 with a $0.0975 conversion rate that will convert into 256,410 shares of common stock. Finally, Mr. Greenhalgh has a common stock purchase warrant to acquire up to 1,650,000 shares of common stock at $0.0975 per share/cashless that will vest on November 6, 2007.

(11)	Amount consists of common stock only.

(12)
As of March 28, 2007, there was 145,415,537 shares of common stock issued and outstanding. The total amount of shares that could be issued to certain beneficial owners and management within the next 60 days is 161,364,435 shares. Based on these amounts, the percentage ownership is based on a fully diluted amount of 306,779,972 shares.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

During 2006, the Company issued 2,802,925 shares of its common stock to Cambridge Partners, LLC (“Cambridge”) for investor advisory services provided to the Company and recorded consulting expense of approximately $336,000, which was determined based on the $0.12 per share quoted trading price on the issuance date. The managing partner of The Otto Law Group, PLLC (“OLG”), one of the Company’s Directors, is one of the two members of Cambridge.

In 2006, the Company entered into a Funding Agreement with Itec Capital Group, LLC (“ICG”), a Washington limited liability company owned by the managing partner of OLG, who is one of the Company’s Directors, and Lawrence A. Krause, who is also one of the Company’s Directors, and KW Securities Corporation (“KW”), a company owned by Mr. Krause. Pursuant to terms of the Funding Agreement, the Company agreed to pay fees of 8% of Notes payable issued pursuant to certain financings and issue warrants based on securities sold and common shares convertible or exercisable into. Pursuant to a consulting agreement between ICG and Excipio Group, S.A. (“Excipio”), an entity affiliated with Hudson Investment Advisors, Inc., ICG agreed to pay Excipio a dollar amount and securities to be agreed upon from time to time upon completion of certain defined objectives and projects, and in this regard, ICG has agreed to pay Excipio fees and warrants in the amounts ICG receives from the Company. In November 2006, Excipio, ICG and the Company entered into a mutual settlement and release agreement, pursuant to which, among other things, in full satisfaction of amounts owed under all prior agreements or arrangements, the Company agreed to pay approximately $429,000 (in addition to $296,000 previously paid) and issue a warrant to purchase 1,440,000 shares of Company common stock with an exercise price of $0.06 per share for approximately eight and one-half years and a warrant to purchase 3,748,000 shares of Company common stock with an exercise price of $0.12 per share for approximately three and one-half years. Additionally, if certain Company notes payable convert into Company common stock before February 6, 2007, Excipio shall be issued shares of Company common stock based on amounts of notes converted; no notes converted before February 6, 2007. The $429,000 is payable $200,000 upon execution of the settlement agreement and in varying amounts based on certain conditions, and in full no later than May 2007. At December 31, 2006, approximately $112,000 was still payable and is included in accrued liabilities. In connection with the settlement agreement, the consulting agreement between ICG and Excipio was cancelled and any further obligation under the consulting agreement has been waived and dismissed, and the Funding Agreement between the Company and ICG was amended to reflect the settlement of fees and expenses owed and paid under the Funding Agreement and that no additional fees or expenses shall accrued or become due in accordance with the Funding Agreement.

In August 2006, the Company entered into an engagement agreement with OLG, a law firm, the managing partner of which is one of the Company’s Directors, whereby the prior agreement was superseded and replaced, and among other things, the Company issued 2,500,000 shares of its common stock. The agreement does not have a stated term. During 2006, the Company incurred OLG legal fee services of $967,000, of which $194,000 was recorded as deferred debt issue costs. Accounts payable to OLG for legal services was approximately $468,000 at December 31, 2006.

In August 2006, the Company entered into a loan agreement (the “Arbor Malone Loan Agreement”) with Arbor Malone, LLC, a Delaware limited liability company (“Arbor Malone”) pursuant to which the Arbor Malone undertook to loan the Company an aggregate amount totaling $2,300,000 (the “Arbor Malone Loan”). In accordance with the Arbor Malone Loan Agreement, the Company executed 10% Convertible Debentures (“Arbor Malone Debenture”) totaling $2,300,000, with interest at the rate of ten percent (10%) per annum until paid and issued a warrant to Arbor Malone exercisable into 23,589,974 shares of ECO2’s common stock at a per share price of $0.12 per share. All outstanding principal and accrued and unpaid interest shall become due twelve (12) months from the date upon which the Arbor Malone Debenture is executed (the “Arbor Malone Maturity Date”).

At any time prior to or at the Arbor Malone Debenture Maturity Date, at the option of Arbor Malone, all principal and accrued interest due on the Arbor Malone Debenture may be converted into common stock of the Company at $0.0975 per share. If, upon the expiration of the maturity date, Arbor Malone elects not to convert their debenture, all outstanding principal and accrued and unpaid interest shall become due and payable. The converting party shall provide 15 days written notice to the Company of their election to convert their debenture.

In the event that Arbor Malone elects to convert, via written notice to the Company, all principal and accrued interest payable under the Arbor Malone Debenture and the Arbor Malone Loan Agreement will be converted into shares of common stock of the Company at a conversion price of $0.0975 per share. Further, upon exercise of the conversion right, the Company will issue to Arbor Malone a warrant exercisable into that number of shares of the Company’s common stock equal to the quotient of (i) 65% of the value of the loan divided by (ii) a per share price of $0.12. The conversion warrant will be exercisable at a per share price of $0.12.

In January 2006, the Company entered into an agreement with KW to act as the underwriter for the private placement of the Company’s securities. In connection with the KW agreement, the principal of KW, Lawrence A. Krause, was appointed to the Board of Directors in February 2006. The private placement memorandum (the “PPM”) sought up to $9 million, through the offering of a minimum of 20 Units for $25,000 per unit. Each Unit consists of a $25,000 junior secured subordinated convertible debenture, bearing interest at 10% with principal and accrued interest due 18 months from issuance (“maturity date”), convertible into shares of the Company’s common stock at a price of $0.0975 per share, and a warrant, with a cashless exercise provision, to purchase 75,000 shares of restricted common stock of the Company, exercisable for approximately 10 years (expires April 15, 2015) at an exercise price of $0.06 per share. KW received, as a fee for services rendered, a common stock purchase warrant to purchase 14,625,000 shares of the Company’s common stock with a $0.06 per share strike price/cashless. On February 1, 2007, the offering closed with a total of $8 million raised.

In February, 2006, the Company issued a warrant to Jeffrey Chartier, a former Director, in exchange for services rendered to the Company. The warrant allows Mr. Chartier to purchase up to 500,000 shares of common stock of the Company at a price of $.12 per share. The warrant is exercisable for a period of ten (10) years and may be exercised for cash. The shares underlying the warrant have piggy-back registration rights.

In February, 2006, the Company issued a warrant to George Kanakis, a former Director, in exchange for services rendered to the Company. The warrant allows Mr. Kanakis to purchase up to 500,000 shares of common stock of the Company at a price of $.12 per share. The warrant is exercisable for a period of ten (10) years and may be exercised for cash. The shares underlying the Warrant have piggy-back registration rights.

ITEM 13. EXHIBITS

See Exhibit Index immediately following the signature page below.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Salberg & Company, P.A. served as our independent certified public accountants for the fiscal year 2006 and 2005.

During the fiscal years ended December 31, 2006 and 2005, fees in connection with services rendered by Salberg & Company, P.A. are as set forth below:

Fee Category	Fiscal 2006	Fiscal 2005
Audit Fees	$112,000	$95,000
Audit-Related Fees	1,500	8,400
Tax Fees
All Other Fees
Total	$113,500	$103,400

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

Policy for Pre-Approval of Audit and Non-Audit Services

The Audit Committee's policy is to pre-approve all audit, audit-related and non-audit services to be provided by the independent registered public accounting firm and adopt and implement policies for such pre-approval. Independent auditors shall not be engaged to perform specific non-audit services proscribed by law or regulation. The Committee may delegate pre-approval authority to a member of the Committee. The decisions of any Committee member to whom pre-approval authority is delegated must be presented to the full Audit Committee at its next scheduled meeting.

All engagements of the independent registered public accounting firm to perform any audit services and non-audit services have been pre-approved by the Committee in accordance with the pre-approval policy. The policy has not been waived in any instance.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned; thereunto duly authorized, in the City of Riverbank, State of California, on March 29, 2007.

Registrant

ECO2 PLASTICS, INC.

/s/ Rodney S. Rougelot
By: Rodney S. Rougelot
Director, Chief Executive Officer
and Interim Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Registrant and in the capacities indicated on March 29, 2007.

/s/ Gary M. De Laurentiis
Gary M. De Laurentiis
Director and Chief Technology Officer

/s/ David M. Otto
David M. Otto
Director

/s/ Lawrence A. Krause
Lawrence A. Krause
Director

/s/ Ronald Domingue
Ronald Domingue
Director

/s/ William Whittaker
William Whittaker
Director

EXHIBIT INDEX

Exhibit No.	Description	Location
3.1(i)	Amendment to Restated Certificate of Incorporation	Incorporated by reference to Exhibit A to the DEFR14C filed by the Company on November 30, 2005

3.2(i)	Restated Certificate of Incorporation	Incorporated by reference to Exhibit B to the DEF-14C filed by the Company on September 9, 2002

3.3(i)	Certificate of Incorporation	Incorporated by reference to the Form S-18 Registration Statement filed by the Company, File No. 33-31-67

3.4(i)	Amendment to Restated Certificate of Incorporation	Incorporated by reference to the DEF-14C filed by the Company on February 22, 2007.

3.5(ii)	Bylaws	Incorporated by reference to Exhibit B to the DEF-14C filed by the Company on September 9, 2002

4.1	Form of Common Stock Warrant issued to Gary De Laurentiis (2,457,370), George Kanakis and George Gitschel	Incorporated by reference to Exhibit 4.5 to the 10-KSB filed by the Company on April 15, 2005

4.2	Form of Common Stock Purchase Warrant issued to Jeffrey Chartier	Incorporated by reference to Exhibit 4.2 to the 10-KSB filed by the Company on May 17, 2006

4.3	Form of Common Stock Purchase Warrant issued to George Kanakis	Incorporated by reference to Exhibit 4.2 to the 10-KSB filed by the Company on May 17, 2006

4.4	Form of Common Stock Warrant issued to David M. Otto	Incorporated by reference to Exhibit 4.5 to the 8-K filed by the Company on November 22, 2005

4.5	Form of Common Stock Warrant issued to Frederick Smith, Jr.	Incorporated by reference to Exhibit 4.6 to the 8-K filed by the Company on November 22, 2005

4.6	Form of Common Stock Warrant issued to Gary M. De Laurentiis (20,000,000)	Incorporated by reference to Exhibit 4.7 to the 8-K filed by the Company on November 22, 2005

4.7	Conversion of Dormition Skete, Inc. Promissory Notes	Incorporated by reference to Exhibit 4.1 to the 8-K filed by the Company on November 22, 2005

4.8	Conversion of Dormition Skete, Inc. Promissory Note	Incorporated by reference to Exhibit 4.2 to the 8-K filed by the Company on November 22, 2005

10.1	Commitment Letter from the California Integrated Waste Management Board	Incorporated by reference to Exhibit 10.1 to the 10-QSB filed by the Company on November 15, 2004

10.2	Agreement with H. Muehlstein & Co., Inc.	Incorporated by reference to Exhibit 10.2 to the 10-KSB filed by the Company on April 15, 2005

10.3	Business Loan Agreement with the California Integrated Waste Management Board	Incorporated by reference to Exhibit 10.1 to the 10-QSB filed by the Company on August 19, 2005

10.4	Promissory Note with the California Integrated Waste Management Board	Incorporated by reference to Exhibit 10.2 to the 10-QSB filed by the Company on August 19, 2005

10.5	Commercial Security Agreement with the California Integrated Waste Management Board	Incorporated by reference to Exhibit 10.3 to the 10-QSB filed by the Company on August 19, 2005

10.6	Commercial Guarantee with the California Integrated Waste Management Board	Incorporated by reference to Exhibit 10.4 to the 10-QSB filed by the Company on August 19, 2005

10.7	Amendment No. 3 to Patent License Agreement with Honeywell	Incorporated by reference to Exhibit 10.5 to the 10-QSB filed by the Company on August 19, 2005

10.8	Form of Loan Agreement with Capital Growth Equity Fund I, LLC	Incorporated by reference to Exhibit 10.1 to the 10-QSB filed by the Company on December 6, 2005

10.9	Form of Promissory Note with Capital Growth Equity Fund I, LLC	Incorporated by reference to Exhibit 10.2 to the 10-QSB filed by the Company on December 6, 2005

10.10	Form of Common Stock Purchase Warrant with Capital Growth Equity Fund I, LLC	Incorporated by reference to Exhibit 10.3 to the 10-QSB filed by the Company on December 6, 2005

10.11	Form of Loan Agreement with Capital Growth Investors	Incorporated by reference to Exhibit 10.4 to the 10-QSB filed by the Company on December 6, 2005

10.12	Form of Promissory Note with Capital Growth Investors	Incorporated by reference to Exhibit 10.5 to the 10-QSB filed by the Company on December 6, 2005

10.13	Form of Common Stock Purchase Warrant with Capital Growth Equity Fund I, LLC	Incorporated by reference to Exhibit 10.6 to the 10-QSB filed by the Company on December 6, 2005

10.14	Form of Loan Agreement with KW Investors	Incorporated by reference to Exhibit 10.7 to the 10-QSB filed by the Company on December 6, 2005

10.15	Form of Promissory Note with KW Investors	Incorporated by reference to Exhibit 10.8 to the 10-QSB filed by the Company on December 6, 2005

10.16	Form of Common Stock Purchase Warrant with KW Investors	Incorporated by reference to Exhibit 10.9 to the 10-QSB filed by the Company on December 6, 2005

10.17	Form of Common Stock Purchase Agreement with Tiger Paw Capital Corp.	Incorporated by reference to Exhibit 10.10 to the 10-QSB filed by the Company on December 6, 2005

10.18	Form of Investors Rights Agreement with Tiger Paw Capital Corp.	Incorporated by reference to Exhibit 10.11 to the 10-QSB filed by the Company on December 6, 2005

10.19	Form of Right of First Refusal Agreement with Tiger Paw Capital Corp.	Incorporated by reference to Exhibit 10.12 to the 10-QSB filed by the Company on December 6, 2005

10.20	Form of Covenant to Adjust with Tiger Paw Capital Corp.	Incorporated by reference to Exhibit 10.13 to the 10-QSB filed by the Company on December 6, 2005

10.21	Form of Consulting Agreement with Tiger Paw Capital Corp.	Incorporated by reference to Exhibit 10.14 to the 10-QSB filed by the Company on December 6, 2005

10.22	Form of Conditional Approval Letter from California Department of Conservation, Division of Recycling	Incorporated by reference to Exhibit 10.15 to the 10-QSB filed by the Company on December 6, 2005

10.23	Form of Conditional Commitment for Guarantee from California Department of Conservation, Division of Recycling	Incorporated by reference to Exhibit 10.16 to the 10-QSB filed by the Company on December 6, 2005

10.24	Form of Loan Agreement with the Elevation Fund, LLC	Incorporated by reference to Exhibit 10.1 to the 8-K filed by the Company on August 18, 2005

10.25	Form of Promissory Note with the Elevation Fund, LLC	Incorporated by reference to Exhibit 10.2 to the 8-K filed by the Company on August 18, 2005

10.26	Form of Common Stock Purchase Warrant with the Elevation Fund, LLC	Incorporated by reference to Exhibit 10.3 to the 8-K filed by the Company on August 18, 2005

10.27	Form of Security Agreement with the Elevation Fund, LLC	Incorporated by reference to Exhibit 10.4 to the 8-K filed by the Company on August 18, 2005

10.28	Form of Common Stock Purchase Agreement with Doug Froese	Incorporated by reference to Exhibit 10.5 to the 8-K filed by the Company on November 29, 2005

10.29	Form of Investors Rights Agreement with Doug Froese	Incorporated by reference to Exhibit 10.6 to the 8-K filed by the Company on November 29, 2005

10.30	Form of Right of First Refusal Agreement with Doug Froese	Incorporated by reference to Exhibit 10.8 to the 8-K filed by the Company on November 29, 2005

10.31	Form of Covenant to Adjust with Doug Froese	Incorporated by reference to Exhibit 10.7 to the 8-K filed by the Company on November 29, 2005

10.32	Form of Loan Agreement with Ji Y. Baek	Incorporated by reference to Exhibit 10.1 to the 10-QSB filed by the Company on August 14, 2006

10.33	Form of Loan Agreement with Leroy and Lois Goldman	Incorporated by reference to Exhibit 10.1 to the 8-K filed by the Company on September 20, 2006

10.34	Form of Loan Agreement with Arbor Malone, LLC	Incorporated by reference to Exhibit 10.2 and 10.4 to the 8-K filed by the Company on September 20, 2006 and Exhibit 10.1 to the 8-K/A filed by the Company on September 21, 2006

10.35	Form of Loan Agreement with Ji Y. Baek	Incorporated by reference to Exhibit 10.3 to the 8-K filed by the Company on September 20, 2006

10.36	Form of Employment Agreement with Gary De Laurentiis	Incorporated by reference to Exhibit 10.5 to the 8-K filed by the Company on September 20, 2006

10.37	Form of Employment Agreement with Rodney S. Rougelot	Incorporated by reference to Exhibit 10.6 to the 8-K filed by the Company on September 20, 2006

10.38	Form of Settlement and Release Agreement with Rose Waste Systems, Inc. and George Gitschel.	Incorporated by reference to Exhibit 10.7 to the 8-K filed by the Company on September 20, 2006

10.39	Form of Employment Agreement with Mario Sandoval	Incorporated by reference to Exhibit 10.1 to the 8-K filed by the Company on October 23, 2006

10.40	Form of Honeywell Patent License Agreement Amendment 4	Incorporated by reference to Exhibit 10.1 to the 10-QSB filed by the Company on November 20, 2006

10.41	Form of Funding Agreement with Itec Capital Group, LLC	Incorporated by reference to Exhibit 10.2 to the 10-QSB filed by the Company on November 20, 2006

10.42	Form of Mutual Settlement and Release Agreement with Excipio Group, S.A.	Incorporated by reference to Exhibit 10.3 to the 10-QSB filed by the Company on November 20, 2006

10.43	Form of Service Agreement with TSG, LLC	Incorporated by reference to Exhibit 10.4 to the 10-QSB filed by the Company on November 20, 2006

10.44	Form of Engagement Agreement with KW Securities Corp.	Attached. Referenced to Exhibit 10.5 to the 10-QSB filed by the Company on November 20, 2006.

10.45	Form of Restricted Stock Agreement with Rodney S. Rougelot	Incorporated by reference to Exhibit 10.1 to the 8-K filed by the Company on January 5, 2007.

14	Code of Ethics	Incorporated by reference to Exhibit 14 to the 10-KSB filed by the Company on April 15, 2005.

23.1	Consent of Salberg & Company, P.A.	Attached

31.1	Certification of CEO pursuant to Section 302 of the Sarbanes-Oxley Act	Attached

31.2	Certification of CFO pursuant to Section 302 of the Sarbanes-Oxley Act	Attached

32.1	Certification of CEO pursuant to Section 906 of the Sarbanes-Oxley Act	Attached

32.2	Certification of CFO pursuant to Section 906 of the Sarbanes-Oxley Act	Attached

99.1	Audit and Finance Committee Charter	Incorporated by reference to Exhibit 99.1 to the 10-KSB filed by the Company on April 15, 2005

99.2	Compensation and Nominating Committee Charter	Incorporated by reference to Exhibit 99.2 to the 10-KSB filed by the Company on April 15, 2005

99.3	Policy Governing Director Nominations and Security Holder-Board Communications	Incorporated by reference to Exhibit 99.3 to the 10-KSB filed by the Company on April 15, 2005

ECO2 Plastics, Inc. and Subsidiary
(formerly ITEC Environmental Group, Inc.)
December 31, 2006 and 2005 Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of:
ECO2 Plastics, Inc.

We have audited the accompanying consolidated balance sheet of ECO2 Plastics, Inc. (f.k.a. ITEC Environmental Group, Inc.) and Subsidiary as of December 31, 2006 and the related consolidated statements of operations, changes in stockholders' deficit, and cash flows for the years ended December 31, 2006 and 2005. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of ECO2 Plastics, Inc. (f.k.a. ITEC Environmental Group, Inc.) and Subsidiary as of December 31, 2006 and the consolidated results of its operations and its cash flows for the years ended December 31, 2006 and 2005 in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements the Company reported a net loss of approximately $20.8 million and used cash for operating activities of approximately $4.1 million during the year ended December 31, 2006, and, as of that date, had a working capital deficiency of approximately $3.2 million and accumulated deficit of approximately $46.1 million. These matters raise substantial doubt about the Company’s ability to continue as a going concern. Management's plans as to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

SALBERG & COMPANY, P.A.
Boca Raton, Florida
March 30, 2007

ECO2 Plastics, Inc. and Subsidiary
(formerly ITEC Environmental Group, Inc.)
Consolidated Balance Sheet
December 31, 2006
(in thousands, except share and per share data)

Current assets
Cash and cash equivalents	$97
Receivable for cash in escrow for securities sold	1,244
Inventory	213
Prepaid expenses and other current assets	62
Total current assets	1,616
Property and equipment, net	5,894
Deferred debt issue costs, net	2,736
Other assets	37

Total assets	$10,283

Current liabilities
Accounts payable	$534
Accounts payable - related party	468
Accrued interest	374
Accrued liabilities	709
Current portion of capital lease obligations	7
Current portion of convertible notes payable, net of debt discount
Held by related party Directors, net of debt discount of $1,567	783
Held by others, net of debt discount of $1,613	1,409
Current portion of note payable to California Integrated Waste Management Board	192
Participation Certificates obligations issued prior to 2004	354
Total current liabilities	4,830
Non-current liabilities
Capital lease obligations, net of current portion	9
Convertible notes payable, net of debt discount and current portion
Held by related party Directors, net of debt discount of $4,264	420
Held by others, net of debt discount of $417	588
Note payable to California Integrated Waste Management Board, net of discount and current portion	1,706
Total non-current liabilities	2,723
Total liabilities	7,553
Commitments and contingencies (Note 12)
Stockholders' Equity
Preferred stock, $0.001 par value, 10,000,000 shares authorized, none issued and outstanding	-
Common stock, $0.001 par value, 750,000,000 shares authorized,
114,263,824 shares issued and outstanding	114
15,083,715 shares issuable	15
Additional paid-in capital	48,747
Accumulated deficit	(46,146)
Total stockholders' equity	2,730

Total liabilities and stockholders' equity	$10,283

See accompanying notes to consolidated financial statements.

ECO2 Plastics, Inc. and Subsidiary
(formerly ITEC Environmental Group, Inc.)
Consolidated Statements of Operations
(in thousands, except per share data)

	Year ended December 31,
	2006	2005

Revenue	$61	$-
Cost of goods sold	50	-
Gross profit	11	-
Operating expenses
Technology development	2,008	303
Consulting and legal fees	3,629	6,164
General and administrative	8,912	4,065
Settlement expense	402	-
Total operating expenses	14,951	10,532

Loss from operations	(14,940)	(10,532)
Other income (expense)
Interest expense	(4,740)	(2,386)
Loss on conversion of notes payable for stock	-	(516)
Gain on extinguishment of debt	117	292
Change in fair value liability of warrants and derivatives	(1,197)	(2,183)
Total other income (expense)	(5,820)	(4,793)

Loss before income taxes	(20,760)	(15,325)
Income taxes	-	-

Net loss	$(20,760)	$(15,325)

Net loss per share, basic and diluted	$(0.25)	$(0.53)

Weighted average shares used in computing
net loss per share, basic and diluted	84,387	28,790

See accompanying notes to consolidated financial statements.

ECO2 Plastics, Inc. and Subsidiary
(formerly ITEC Environmental Group, Inc.)
Consolidated Statement of Changes in Stockholders' Deficit
For the Years Ended December 31, 2006 and 2005
(in thousands, except share data)

						Deferred
	Common stock		Common Stock Issuable		Additional	stock-based	Accumulated
	Shares	Amount	Shares	Amount	paid-in capital	consulting	deficit	Total

Balance at December 31, 2004	6,898,914	$7	-	$-	$9,326	$(1,178)	$(10,061)	$(1,906)
Warrants issued to officers for services					3,131			3,131
Common stock issued for services	33,647,088	34			4,642	(1,425)		3,251
Common stock returned in settlement of debt	(1,342,692)	(1)			(120)			(121)
Common stock issued for notes payable conversion	20,542,303	21			544			565
Excess of fair value of common stock issued over face
amount of note payable converted to common stock					516			516
Fair value of derivative liability upon notes payable conversion					1,490			1,490
Common stock issued, net of amount contingently refundable	2,579,411	2			225			227
Fair value of stock purchase rights issued with sale of
common stock recorded as a derivative liability					(392)			(392)
Contribution of warrants for assignment					46			46
Fair value of warrants reclassified to derivative liabilities					(51)			(51)
Amortization of deferred stock-based consulting expense						2,095		2,095
Net loss							(15,325)	(15,325)
Balance at December 31, 2005	62,325,024	63	-	-	19,357	(508)	(25,386)	(6,474)
Issuance of shares and reclassification from temporary
equity for common stock price reduction contingency	752,731	1			164			165
Amortization of deferred stock-based consulting						508		508
Contribution of warrants for assignment					413			413
Reclassification of fair value liability for warrants assigned					(413)			(413)
Stock issue costs					(82)			(82)
Issuance of shares for services	13,464,824	13			1,524			1,537
Increase in additional paid-in capital upon conversion
of convertible debt with embedded derivative					34			34
Increase in additional paid-in capital upon repayment
of convertible debt with embedded derivative					168			168
Issuances of shares and warrants for settlements	2,564,103	2			399			401
Issuance of shares on exercise of warrants	8,757,142	9			-			9
Reclassification of fair value liability for warrants and
embedded options upon repayment of certain notes					9,148			9,148
Shares issuable for services			9,036,923	9	1,250			1,259
Warrants issuable for services					2,902			2,902
Warrants issuable for executive compensation					1,775			1,775
Shares issuable for executive compensation			6,046,792	6	841			847
Shares issued for executive compensation	26,400,000	26			3,862			3,888
Value of beneficial cconversion feature and warrants
issued with borrowings after August 18, 2006					7,405			7,405
Net loss							(20,760)	(20,760)
Balance at December 31, 2006	114,263,824	114	15,083,715	15	48,747	-	(46,146)	2,730

See accompanying notes to consolidated financial statements.

ECO2 Plastics, Inc. and Subsidiary
(formerly ITEC Environmental Group, Inc.)
Consolidated Statements of Cash Flows
(in thousands)

	Year ended December 31,
	2006	2005
Cash flows from operating activities:
Net loss	$(20,760)	$(15,325)
Adjustments to reconcile net loss to net cash
used by operating activities:
Depreciation and amortization	551	62
Gain on extinguishment of debt	117	(292)
Loss on conversion of debt for common stock	-	516
Change in fair value of warrants and derivatives	1,197	2,183
Stock-based compensation	10,045	9,139
Amortization of debt issue costs and discount	4,478	1,853
Changes in operating assets and liabilities:
Inventory	(145)	(67)
Prepaid expenses and deposits	(44)	18
Accounts payable	228	138
Accrued liabilities	307	411
Other	(34)	-
Net cash used by operating activities	(4,060)	(1,364)
Cash flows from investing activities:
Purchase of property, plant & equipment	(3,638)	(2,669)
Net cash used by investing activities	(3,638)	(2,669)
Cash flows from financing activities:
Decrease (increase) in restricted cash in escrow	58	(58)
Proceeds from (payments on) CIWMB note payable	(93)	1,990
Principal payments on capital lease obligations	(7)	(11)
Proceeds from sale of common stock	-	392
Proceeds from issuance of notes payable	9,659	1,957
Payments on notes payable	(1,200)	(90)
Payments of debt issue costs	(750)	-
Proceeds from notes payable - officers	96	-
Payments on notes payable - officers	-	(120)
Net cash provided by financing activities	7,763	4,060

Net increase in cash and cash equivalents	65	27
Cash and cash equivalents, beginning of period	32	5

Cash and cash equivalents, end of period	$97	$32

Supplemental disclosures of cash flow information:
Cash paid for interest	$281	$84
Cash paid for income taxes	$-	$-

Supplemental Disclosure of non-cash investing and financing activities
Common stock issued for debt conversion or settlement	$279	$736
Net assets and liabilities settled with common stock	$619	$-
Restricted cash loan proceeds into escrow	$-	$1,990
Debt discounts	$10,939	$1,521
Deferred stock based consulting	$-	$1,425
Deferred debt issue costs	$2,962	$332
Reclassification of fair value of derivative liabilities to equity	$9,349	$1,490
Reclassification of fair value of warrant to derivative liability	$413	$51

See accompanying notes to consolidated financial statements.

ECO2 Plastics, Inc. and Subsidiary
(formerly Itec Environmental Group, Inc.)
Notes to Consolidated Financial Statements
December 31, 2006 and 2005

Note 1. Description of Business and Summary of Significant Accounting Policies

Organization and Business - ECO2 Plastics, Inc. (f.k.a. Itec Environmental Group, Inc.) and its wholly-owned subsidiary, ECO2 Environmental Systems, Inc. were incorporated under the laws of the State of Delaware in 2000, and formed for the purpose of acquiring certain patented technology and the development of a worldwide market for its usage. Unless the context indicates otherwise, all references herein to “ECO2” or the “Company” include ECO2 Plastics, Inc and its wholly-owned inactive subsidiary. In March 2007, the Company changed its name to ECO2 Plastics, Inc.

Based in Riverbank, California, ECO2 has developed a unique and revolutionary patent pending process and system, referred to as the Eco 2 TM Environmental System (the “Eco2 Environmental System”). The Eco 2 Environmental System cleans post-consumer plastics, without the use of water, at a substantial cost savings versus traditional methods (the “Process”). This Process is licensed from Honeywell FM&T (“Honeywell”) and the Department of Energy (“DOE”) on an exclusive basis for the life of the patent. Since its inception, ECO2 has invested in the development of the technology and equipment comprising the Eco2 Environmental System, which includes the filing of a new “Process Patent” in May 2005. This included building several scaled up versions of the Prototype Eco2 Environmental System (the “Prototype”), testing of the Prototypes, building a pilot plant, evaluating the product produced by the Prototype and real-time testing. The Company’s first full scale production facility was constructed in Riverbank, California and is now mechanically complete, producing saleable product and ramping up to full scale operations. ECO2’s goal is to build and operate plastic recycling plants (the “ECO2 Plants”) in the USA that utilize the Eco2 Environmental System and to expand the Eco2 Environmental System worldwide. ECO2’s growth strategy includes organic growth, strategic acquisitions and licensing or partnership agreements, where appropriate.

Business risks and uncertainties - The Company operates in the evolving field of plastics materials recycling. New developments could both significantly and adversely affect existing and emerging technologies in the field. The Company's success in developing additional marketable products and processes and achieving a competitive position will depend on, among other things, its ability to attract and retain qualified management personnel and to raise sufficient capital to meet its operating and development needs. While the Company is seeking financing through equity and loans, there can be no assurance that it will be successful in accomplishing its objectives.

Basis of presentation and Going Concern - The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. The Company has reported recurring losses and cash used by operating activities, and has a net working capital deficiency that raises substantial doubt about its ability to continue as a going concern. During the years ended December 31, 2006 and 2005, the Company reported a net loss of approximately $20.8 million and $15.3 million and used cash in operating activities of approximately $4.1 million and $1.4 million, respectively, and as of December 31, 2006, had a working capital deficiency of approximately $3.2 million and accumulated losses from inception of $46.1 million.

Company management intends to raise additional debt and equity financing to fund future capital expenditures, operations and to provide additional working capital, and in this regard during 2006, the Company received cash of approximately $9.6 million, and at December 31, 2006 has a receivable for cash in escrow for securities sold of approximately $1.2 million pursuant to sales of securities in connection with its 2006 private placement and subordinated debt offerings. Further, subsequent to December 31, 2006, the Company has raised approximately $2 million in connection with other offerings. There is no assurance that such financing will be obtained in sufficient amounts necessary to meet the Company's needs. In view of these matters, continuation as a going concern is dependent upon the Company's ability to meet its financing requirements, raise additional capital, and the success of its future operations or completion of a successful business combination.

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

ECO2 Plastics, Inc. and Subsidiary
(formerly Itec Environmental Group, Inc.)
Notes to Consolidated Financial Statements
December 31, 2006 and 2005

Principles of Consolidation - The consolidated financial statements include the accounts of ECO2 Plastics, Inc. and its inactive wholly-owned subsidiary. All material intercompany balances and transactions have been eliminated in consolidation

Cash and cash equivalents - The Company considers deposits that can be redeemed on demand and investments that have original maturities of less than three months when purchased to be cash equivalents.

Receivable for cash in escrow for securities sold - During December 2006, the Company received cash in escrow for the sale of notes payable and warrants, a portion of which had not been released to the Company as of December 31, 2006, and which has subsequently been received by the Company.

Restricted cash in escrow - In 2005, the Company received cash from the California Integrated Waste Management Board pursuant to a $2 million note payable, and received cash from an investor fund pursuant to a $600,000 note payable. Funds received from these borrowings were placed in escrow, with draws made by the Company upon satisfaction of certain conditions, including among others, presentation of invoices for purchases of authorized equipment. Until drawn, these funds were classified as Restricted Cash in Escrow as they were not otherwise available for use by the Company, and at December 31, 2005 the undrawn balance was $58,000, which was drawn in 2006.

Accounts Receivable and allowance for doubtful accounts - The Company’s accounts receivable are due from companies in the packaging and manufacturing industries. Payments from customers are due within 30 days after a satisfactory credit check, if not satisfactory, payment is required in advance of shipment.

Accounts receivable are stated at amounts due from customers net of an allowance for doubtful accounts. Accounts outstanding beyond payment terms are considered past due. The Company determines its allowance by considering a number of factors, including the length of time accounts receivable are past due, the Company’s previous loss history, the customer’s current ability to pay its obligation to the Company, and the condition of the general economy and the industry as a whole. The Company writes off accounts receivable when they become uncollectible, and payments subsequently collected on such accounts are credited to the allowance for doubtful accounts and bad debt expense. At December 31, 2006 and 2005, the Company had no allowance for doubtful accounts.

Inventories - Inventories are comprised primarily of raw materials and, to a lesser extent, finished goods and recorded at cost determined on a first-in-first out basis.

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

Impairment of long-lived assets - Long-lived assets are reviewed for impairment at least annually, and whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. Impairment of long-lived assets would be recognized in the event that the net book values of such assets exceed the future undiscounted cash flows attributable to such assets.

Deferred debt issue costs - The Company capitalizes costs incurred in connection with borrowings. These costs are amortized as an adjustment to interest expense over the life of the borrowing.

Debt discount - The Company records, as applicable, fees paid to lenders, the fair value of warrants issued with debt securities, value of beneficial conversion features of convertible debt, or fair value of derivatives embedded in convertible debt instruments relating to debt securities, as a debt discount, which is amortized as an adjustment to interest expense over the life of the borrowing.

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

ECO2 Plastics, Inc. and Subsidiary
(formerly Itec Environmental Group, Inc.)
Notes to Consolidated Financial Statements
December 31, 2006 and 2005

Fair value of financial instruments - The Company measures its financial assets and liabilities in accordance with generally accepted accounting principles. For certain of the Company's financial instruments, including cash and cash equivalents, receivables, accounts payable and accrued liabilities, the carrying amounts approximate fair value due to their short maturities. Amounts recorded for notes payable also approximate fair value because current interest rates offered to the Company for debt of similar maturities are substantially the same.

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

Revenue recognition - The Company recognizes revenue when there is persuasive evidence of an arrangement, the product has been delivered to the customer, the sales price is fixed or determinable, and collectibility is reasonably assured. The Company recognizes revenues from sales of recycled products upon shipment to customers. Amounts received in advance of when products are delivered are recorded as liabilities in the accompanying consolidated balance sheet.

Cost of goods sold - Cost of goods sold includes the cost of raw materials processed.

Income taxes - The Company accounts for income taxes in accordance with SFAS No. 109, “Accounting for Income Taxes,” which requires recognition of deferred tax assets and liabilities for expected future tax consequences of events that have been included in financial statements or tax returns. Under this method, deferred income taxes are recognized for the tax consequences in future years of differences between the tax bases of assets and liabilities and their financial reporting amounts at each period end based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to amounts expected to be realized. The Company continues to provide a full valuation allowance to reduce its net deferred tax asset to zero, inasmuch as Company management has not determined that realization of deferred tax assets is more likely than not. The provision for income taxes represents taxes payable for the period and change during the period in net deferred tax assets and liabilities.

Research and development cost - Research and development represent costs incurred in connection with the Company’s development of recycling processes, and such costs are expensed as incurred and included in technology development expenses.

Stock-based compensation - In January 2005 the Company early adopted Statement of Financial Accounting Standard (“SFAS”) No. 123, Accounting for Stock-Based Compensation (“FAS 123R”). FAS 123R sets forth the accounting for share-based payment transactions in which an enterprise receives employee services in exchange for (a) equity instruments of the enterprise or (b) liabilities that are based on the fair value of the enterprise's equity instruments or that may be settled by the issuance of such equity instruments. The statement requires that such transactions be accounted for using a fair-value-based method, which requires recording expense over the requisite service period for the fair value of options or warrants granted to employees and consultants. Upon adoption, the Company applied the modified-prospective transition method for the transition from APB 25 to SFAS 123R. There was no cumulative effect from the change in accounting principles from APB 25 to SFAS 123R.

Basic and diluted net loss per share - Basic net loss per common share is computed by dividing net loss by the weighted-average number of common shares outstanding during the period. Diluted net loss per common share is determined using the weighted-average number of common shares outstanding during the period, adjusted for the dilutive effect of common stock equivalents, consisting of shares that might be issued upon exercise of common stock options, warrants or convertible promissory notes. In periods where losses are reported, the weighted-average number of common shares outstanding excludes common stock equivalents, because their inclusion would be anti-dilutive. Computations of net loss per share for the year ended December 31, 2006, exclude 113,442,359 shares relating to common stock issuable upon conversion of convertible notes payable, and 123,903,310 shares issuable upon exercise of outstanding and issuable warrants to purchase common stock. Computations of net loss per share for the year ended December 31, 2005, exclude 6,632,653 shares relating to common stock issuable upon conversion of convertible notes payable, 43,567,930 shares issuable upon exercise of outstanding and issuable warrants, and 19,458,403 shares issuable upon exercise of rights to purchase common stock. These common stock equivalents could have the effect of decreasing diluted net income per share in future periods.

ECO2 Plastics, Inc. and Subsidiary
(formerly Itec Environmental Group, Inc.)
Notes to Consolidated Financial Statements
December 31, 2006 and 2005

Concentrations - Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash equivalents. At times, amounts of cash or cash equivalents in U.S. financial institutions exceed amounts insured by agencies of the U.S. Government. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk on cash and cash equivalents, as these deposits and investments are held by high credit quality financial institutions.

The Company’s business is reliant on its licensing of technology from Honeywell International, Inc. See Note 4 for a discussion of this concentration and associated risks.

In 2005, the Company entered into a three year agreement with a company to be it’s exclusive agent for the sale of PET flake and post-consumer HDPE natural flake and pellets in the USA and Canada. This agreement prohibits the Company from engaging additional sales agents, but does not limit the Company’s direct sales to customers.

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

Reclassifications - Certain amounts in 2005 financial statements have been reclassified or rounded to conform with 2006 presentations.

Recent accounting pronouncements - In May 2005, the FASB issued Statement of Financial Accounting Standards No. 154, “Accounting Changes and Error Corrections”, (“SFAS 154”). SFAS 154 replaces APB Opinion No. 20, “Accounting Changes,” and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements,” and changes the requirements for the accounting for and reporting of a change in accounting principle. The Company adopted SFAS 154 in 2006. The Company’s consolidated results of operations and financial condition will only be impacted by SFAS 154 if the Company implements changes in accounting principles that are addressed by the standard or corrects accounting errors in future periods.

In November 2005, the FASB issued FASB Staff Position No. 123R-3, “Transition Election Related to Accounting for the Tax Effects of Share-Based Payment Awards.” The FSP provides an alternative method of calculating excess tax benefits (the APIC pool) from the method defined in SFAS123R for stock-based payments. A one-time election to adopt the alternate method in this FSP is available to those entities adopting SFAS 123R using either the modified retrospective or modified prospective method. The Company elected not to use this alternate method to calculate its APIC pool at adoption of SFAS 123R.

In February 2006, the FASB issued FASB Staff Position SFAS No. 123R-4 “Classification of Options and Similar Instruments Issued as Employee Compensation That Allow for Cash Settlement upon the Occurrence of a Contingent Event.” The FSP amends SFAS 123R for awards with contingent events that are not probable and outside the control of the employee that are settled in cash to classify such awards as an equity award. If the contingent event later becomes probable and the award had been reported as an equity award, the change in classification would be accounted for as a modification. This FSP did not have an impact on our consolidated financial statements or results of operations since we do not have such awards.

In July 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN  48”), which prescribes a recognition threshold and measurement process for recording in the financial statements uncertain tax positions taken or expected to be taken in a tax return. Additionally, FIN No. 48 provides guidance on the recognition, classification, accounting in interim periods and disclosure requirements for uncertain tax positions. FIN 48 will be effective for the Company beginning January 1, 2007. Although the Company is still evaluating the potential effects of FIN 48, it is expected that the adoption of FIN 48 will not have a significant impact on the Company’s consolidated results of operations or financial position.

ECO2 Plastics, Inc. and Subsidiary
(formerly Itec Environmental Group, Inc.)
Notes to Consolidated Financial Statements
December 31, 2006 and 2005

In September 2006, the SEC issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB 108’).  SAB 108 provides interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement.  The SEC staff believes that registrants should quantify errors using both a balance sheet and income statement approach and evaluate whether either approach results in quantifying a misstatement that, when all relevant quantitative and qualitative factors considered, is material.  SAB 108 is effective for fiscal years ending on or after November 15, 2006, with early application encouraged.  Application of SAB 108 did not have a significant impact on the Company’s consolidated results of operations or financial position.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements,” which establishes guidelines for measuring fair value and expands disclosures regarding fair value measurements. SFAS No. 157 does not require any new fair value measurements, but rather it eliminates inconsistencies in the guidance found in various prior accounting pronouncements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. Earlier adoption is encouraged provided financial statements, including for interim periods, for that fiscal year have not been issued. Although Company management is still evaluating the potential effects of SFAS No. 157, the adoption is not expected to have a material impact on the Company’s financial position, results of operations, or cash flows.

In October 2006, the FASB issued FASB Staff Position No. 123(R)-6 “Technical Corrections of FASB No. 123R” (“FSP 123(R)-6”). FSP 123(R)-6 amends certain provisions of SFAS 123(R) relating to, among other things, the definition of short-term inducement. The provisions of this FSP are to be applied in the first reporting period beginning after the FSP is posted to the FASB website. The application of the provisions of FSP 123(R)-6 did not have a significant impact on the Company’s financial position, results of operations, or cash flows.

In October 2006, the FASB issued FASB Staff Position No. 123R-5, “Amendment of FASB Staff Position FAS 123(R)-1” (“FSP 123R-5”), which amends FSP 123R-1 for equity instruments that were originally issued as employee compensation and then modified, with such modification made to the terms of the instrument solely to reflect an equity restructuring that occurs when the holders are no longer employees. In such circumstances, no change in the recognition or the measurement date of those instruments will result if both of the following conditions are met: (i) there is no increase in fair value of the award (or the ratio of intrinsic value to the exercise price of the award is preserved, that is, the holder is made whole), or the anti-dilution provision is not added to the terms of the award in contemplation of an equity restructuring; and (ii) all holders of the same class of equity instruments (for example, stock options) are treated in the same manner. FSP 123R-5 is not expected to have a significant impact on the Company’s consolidated results of operations or financial position.

In December 2006, the FASB issued FASB Staff Position No. EITF 00-19-2 “Accounting for Registration Payment Arrangements” (FSP EITF 00-19-2”), which addresses an issuer’s accounting and disclosures relating to registration payment arrangements. Inasmuch as the Company does not have any such registration payment arrangements, it is not expected that adoption of the provision of FSP EITF 00-19-2 will have a significant impact on the Company’s financial position, results of operations, or cash flows.

Note 2. Inventories

Inventories at December 31, 2006 consist of the following (in thousands):

Raw materials	$208
Finished goods	5
Total	$213

Note 3. Property and Equipment

Property and equipment at December 31, 2006 consist of the following (in thousands):

Manufacturing tools	$31
Furniture and equipment	95
Recycling plant and construction in progress	6,460
Total property and equipment	6,586
Less accumulated depreciation and amortization	(692)
Property and equipment, net	$5,894

ECO2 Plastics, Inc. and Subsidiary
(formerly Itec Environmental Group, Inc.)
Notes to Consolidated Financial Statements
December 31, 2006 and 2005

During 2006 and 2005, the Company capitalized interest of approximately $43,000 and $29,000, respectively, into the recycling plant during the construction period.

During 2005, equipment with a net book value of approximately $61,000 was impaired and the net amount charged to operations as part of general and administrative expenses.

The Company has a lease agreement for certain plant equipment, which has been accounted for as a capital lease and capitalized assets are included in amounts of property and equipment. The cost of these leased assets approximates $25,000 and at December 31, 2006 had been fully amortized. Future minimum lease payments required under this capital lease agreement approximate $11,000 in 2007.

Note 4. Technology License

In 2005, the Company and Honeywell International, Inc. (“Honeywell”) amended certain terms of the license agreement entered into by the parties in 2000, which, among other things, extended the agreement to be in effect for the life of the patent. Pursuant to terms of the Agreement, as amended, the Company obtained certain worldwide license rights to practice the methods and to make, use, and sell the products which are covered by the proprietary rights, limited to the field of use of separating and recovering motor oil from high density polyethylene plastic. Under this amended Agreement, the Company is required to pay minimum annual royalties of $50,000 for 2006, $100,000 for 2007, $200,000 for 2008 and $300,000 for 2009 and for years thereafter. The royalty provision was amended whereby the Company shall pay a royalty rate of $.005 per pound of recycled plastics sold in the United States which shall be due within 30 days of the close of the previous quarter. In 2006, the Company and Honeywell amended certain terms of the license agreement, which among other things, made the license grant to the Company an exclusive, nontransferable, worldwide license to practice the methods and to make, use, and sell the products and/or services covered by the Proprietary Rights limited to the field of use, as defined, and to certain sublicense rights. Pursuant to terms of the amendment, the first annual minimum payment is due in February 2007.

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

Note 5.  Notes Payable to California Integrated Waste Management Board

Notes payable and related unamortized debt discount at December 31, 2006 consist of the following (in thousands):

Note payable to CIWMB	$1,907
Debt discount, net of amortization	(9)
1,898
Less current portion	192
Note payable to CIWMB, net of discount and net of current portion	$1,706

ECO2 Plastics, Inc. and Subsidiary
(formerly Itec Environmental Group, Inc.)
Notes to Consolidated Financial Statements
December 31, 2006 and 2005

Pursuant to terms of a Business Loan Agreement, Security Agreements, and $2 million Promissory Note with the California Integrated Waste Management Board (“CIWMB”), in June 2005, the Company received cash into escrow after deduction of $10,000 loan fees paid to CIWMB. The loan fee was recorded as a debt discount, which is amortized over the loan term.  The promissory note bears interest at 4.25% per annum, with interest only monthly payments during the first year, and then principal and interest monthly payments of approximately $22,500 starting in July 2006 until fully paid in May 2015. The promissory note is collateralized by equipment purchased for the recycling plant, a secondary security interest in all other machinery and equipment and other Company assets, and guaranteed by the Company's Chief Technical Officer (former Chief Executive Officer). The Company made draws from cash in escrow upon meeting certain conditions, including presentation of equipment invoices. Minimum annual principal payments approximate $192,000 in 2007, $200,000 in 2008, $209,000 in 2009, $219,000 in 2010, $229,000 in 2011 and $842,000 thereafter during 2012 through 2015.

Note 6. Convertible Notes Payable

Convertible notes payable and related unamortized debt discount at December 31, 2006 consist of the following (in thousands):

	Notes	Unamortized Debt discount	Notes, net of debt discount
Private Placement Notes	$8,059	$(5,939)	$2,120
Subordinated Notes	3,002	(1,922)	1,080
Total	11,061	(7,861)	3,200
Less current portion	(5,372)	3,180	(2,192)
Convertible Notes payable, net	$5,689	$(4,681)	$1,008

Private Placement Notes - As of December 31, 2006, the Company received subscriptions and related funds into escrow pursuant to a private placement memorandum (the “PPM”) of up to $9 million, through the offering of a minimum of 20 Units for $25,000 per unit. Each Unit consists of a $25,000 junior secured subordinated convertible debenture (the “Private Placement Notes”), bearing interest at 10% with principal and accrued interest due 18 months from issuance (“maturity date”), convertible into shares of the Company’s common stock at a price of $0.0975 per share, and a warrant, with a cashless exercise provision, to purchase 75,000 shares of restricted common stock of the Company, exercisable for approximately 10 years (expires April 15, 2015) at an exercise price of $0.06 per share (the “Private Placement Warrants”). The conversion price of the debentures and exercise price of the warrant are subject to anti-dilution downward adjustments in the event the Company sells common stock or securities convertible into common stock at a price below the conversion or exercise prices. The security is subordinated only to the security interest granted to CIWMB. The shares underlying the debentures and warrants are subject to piggy back registration rights. In addition, a registration statement must be filed within 30 days after an investor elects to convert all or any portion of the debenture. During 2006, the Company amended the PPM, with the written consent and approval of PPM investors to, among other things, eliminate penalty provisions relating to registration rights, which could have had the effect of potentially lowering the conversion price of convertible debentures based on filing and effectiveness deadlines. During 2006, proceeds for approximately $7.9 million of Private Placement Notes had been received into escrow, and as a result the Company has recorded convertible notes payable and approximately 23.7 million warrants. At December 31, 2006, approximately $1.2 million of escrowed funds had not been disbursed to the Company, which is reported as a receivable for cash in escrow for securities sold, and which was disbursed to the Company in 2007. During 2006, holders of $150,000 of other notes payable converted those notes, plus accrued interest into subscription units comprised of approximately $159,000 of Private Placement Notes and 450,000 warrants. Additionally, during 2006, the Company also issued $50,000 of Private Placement Notes and 150,000 Private Placement Warrants, to a consultant for services to be provided pursuant to a one-year consulting agreement, and $10,000 of Private Placement Notes and 30,000 Private Placement Warrants for an expense reimbursement. As of December 31, 2006, the offering had not closed and the debentures and warrants not been issued. On February 1, 2007, the offering closed.

Prior to August 18, 2006, the Company had certain notes payable outstanding that included a variable conversion price, which qualified the embedded conversion option as a derivative pursuant to SFAS 133 and related interpretations, since the conversion price was variable and the ability to have enough authorized common shares to fulfill its potential obligations under convertible debt contracts was not under Company control. In such circumstances, the debenture instrument is separated into a debt instrument and an embedded option instrument for financial statement purposes and the embedded option instrument is recorded as a liability at fair value and marked to fair value at each reporting date through the statement of operations as other income or expense. The existence of the absence of the ability to have enough authorized common shares to fulfill its potential obligations for the repaid notes payable, required that all conversion features and all warrants outstanding also be accounted for at fair value and marked to fair value through the statement of operations.

ECO2 Plastics, Inc. and Subsidiary
(formerly Itec Environmental Group, Inc.)
Notes to Consolidated Financial Statements
December 31, 2006 and 2005

At the Private Placement Note issuance dates through August 18, 2006, the total fair value liability recorded for the Private Placement Note embedded conversion options and Private Placement Warrants was approximately $3.8 million and at August 18, 2006, the total fair value liability recorded approximated $2.4 million. The fair value of the embedded conversion option and warrant was computed using a Black-Scholes option pricing method with the following assumptions: contractual term of 1 year (due to its short term) and contractual term of 10 years (since no historical basis yet exists), respectively, volatility of approximately 175% (based on historical volatility over the expected term), respectively, zero dividends and an interest rate of approximately 5%. The full fair value of the warrants of approximately $1.1 million, and $1.5 million of the $2.7 million fair value of the embedded conversion feature were allocated to debt discount, the maximum to be recorded, and the remaining $1.2 million to operations for the year ended December 31, 2006, respectively, as a change in fair value of warrants and derivatives. At August 18, 2006, when the Company no longer had an inability to have enough authorized common shares to fulfill its potential obligations, the fair value liability of approximately $2.4 million recorded at that date was reclassified to additional paid-in capital.

In 2006, debt discount of approximately $7.7 million has been recorded, of which approximately $1.8 million was amortized to interest expense during the year ended December 31, 2006. The fair value of warrants was computed using a Black-Scholes option pricing method with the following assumptions: contractual term of 10 years, volatility of approximately 175%, zero dividends and interest rate of approximately 5%.

Subsequent to December 31, 2006, proceeds from the sale of Private Placement Notes of approximately $2.0 million have been received in escrow and the Company has received substantially all escrow funds.

Subordinated Notes - During 2006, the Company received $2.8 million pursuant to a private placement of subordinated convertible notes (the “Subordinated Notes”), bearing interest at 10%, with principal and accrued interest due 12 months from issuance (“maturity date”), convertible into shares of the Company’s common stock at a price of $0.0975 per share, and warrants, with cashless exercise provisions, to purchase 28,000,000 shares of restricted common stock of the Company, exercisable until April 2015 at an exercise price of $0.12 per share (the “Subordinated Notes Warrants”). The conversion price of the debentures is subject to anti-dilution downward adjustments in the event the Company sells common stock or securities convertible into common stock at a price below the conversion price. The Subordinated Notes rank pari passu with Private Placement Notes and are subordinated only to the security interest granted to CIWMB. The shares underlying the notes and warrants are subject to piggy back registration rights. In addition, a registration statement must be filed within 30 days after an investor elects to convert all or any portion of the note. In August 2006, the holder of a $200,000 short-term convertible note payable converted the note, plus accrued interest into a Subordinated Note of $202,000 and 2,020,000 warrants. In the event the holders of Subordinated Notes elect to convert such notes into shares of Company common stock, the Company will issue warrants exercisable into that number of shares of the Company’s common stock equal to the quotient of (i) 65% of the value of the converted notes divided by (ii) a per share price of $0.12. Pursuant to terms of the subordinated convertible notes purchase agreement, holders of a majority of the Subordinated Notes have the right to designate one person to become a member of the Company’s Board of Directors, and in this regard did so designate a person who became one of the Company’s Directors in 2006.

Note 7. Notes payable that have been repaid or converted

In January 2005, the Company issued for cash a 10% note payable for $50,000 due in July 2005. The proceeds were used for working capital. In June 2005, the Company issued 2,576,750 shares of its common stock upon conversion of the note payable. The Company recorded the excess of estimated fair value of shares issued (based on the $0.115 per share quoted market price on the conversion date) of approximately $156,000 as an increase in additional paid-in capital and as a loss on conversion of notes payable for common stock.

In April 2005, the Company issued for cash a 10% note payable for $60,000 due in August 2005, and convertible into shares of Company common stock at a per share price of the lesser of approximately $0.02, or 50% of the closing stock price on the date of conversion. The embedded conversion option qualified as a derivative pursuant to SFAS 133 since the conversion price is variable and the ability to have enough authorized common shares to fulfill its potential obligations under convertible debt contracts is not under the Company control. The estimated fair value of the conversion option of approximately $259,000 was computed using a Black-Scholes option pricing method with the following assumptions: contractual term of .5 years (due to its short term), volatility of 207% (based on historical volatility over the expected term), zero dividends and interest rate of 4.5%. The $259,000 was allocated $60,000 to debt discount, the maximum to be recorded, and $199,000 to other expense as a change in fair value of warrants and derivatives. The discount is amortized to interest expense over the term of the note. In June 2005, the note was converted into 3,029,100 shares of Company common stock in accordance with conversion terms and the then fair value liability of approximately $167,000 was reclassified to equity. The full amount of the $60,000 debt discount was amortized to interest expense in 2005.

ECO2 Plastics, Inc. and Subsidiary
(formerly Itec Environmental Group, Inc.)
Notes to Consolidated Financial Statements
December 31, 2006 and 2005

In June 2005, the Company issued for cash a 10% note payable for $128,000 due in October 2005, and convertible into shares of Company common stock at the lesser of 50% of the quoted trade price on the conversion date or $0.045 per share. The embedded conversion option qualified as a derivative pursuant to SFAS 133 since the conversion price is variable and the ability to have enough authorized common shares to fulfill its potential obligations under convertible debt contracts is not under the Company control. The estimated fair value of the conversion option of approximately $156,000 was computed using a Black-Scholes option pricing method with the following assumptions: contractual term of .33 years (due to its short term), volatility of 207% (based on historical volatility over the expected term), zero dividends and interest rate of 4.5%. The $156,000 was allocated $128,000 to debt discount, the maximum to be recorded, and $28,000 to operations as a change in fair value of warrants and derivatives. The discount was amortized to interest expense over the note term. The full amount of the $128,000 debt discount was amortized to interest expense in 2005. In October 2005, the note was converted into 2,937,937 common shares and the then fair value liability of $310,000 was reclassified to equity.

In July 2005, the Company issued for cash a 10% note payable for $250,000 due in October 2005, and convertible into shares of Company common stock at the lesser of 50% of the quoted trade price on the conversion date or $0.028 per share. The embedded conversion option qualified as a derivative pursuant to SFAS 133 since the conversion price is variable and the ability to have enough authorized common shares to fulfill its potential obligations under convertible debt contracts is not under the Company control. The estimated fair value of the conversion option of approximately $442,000 was computed using a Black-Scholes option pricing method with the following assumptions: contractual term of .33 years (due to its short term), volatility of 207% (based on historical volatility over the expected term), zero dividends and interest rate of 4.45%. The $442,000 was allocated $250,000 to debt discount, the maximum to be recorded, and $192,000 to operations as a change in fair value of warrants and derivatives. The discount was amortized to interest expense over the note term. The full amount of the $250,000 debt discount was amortized to interest expense in 2005. In November 2005, the note was converted to 9,404,718 shares of Company common stock and the then fair value liability of $932,000 was reclassified to equity.

In July 2005, the Company issued for cash a 10% note payable for $30,000 due in November 2005, and convertible into shares of Company common stock at the lesser of 50% of the quoted trade price on the conversion date or $0.035 per share. In addition, the Company issued to warrants to purchase 300,000 shares of its common stock at a per share price of $0.25 per share. The embedded conversion option qualified as a derivative pursuant to SFAS 133 since the conversion price is variable and the ability to have enough authorized common shares to fulfill its potential obligations under convertible debt contracts is not under the Company control. The estimated fair value of the conversion option of approximately $54,000 was computed using a Black-Scholes option pricing method with the following assumptions: contractual term of .33 years, volatility of 207% (based on historical volatility over the expected term), zero dividends and interest rate of 4.5%, and was allocated $30,000 to debt discount the maximum to be recorded, and $24,000 to other expense as a change in fair value of warrants and derivatives. The discount is amortized to interest expense over the term of the note. The full amount of the $30,000 debt discount was amortized into interest expense in 2005. In November 2005, the note was converted to 885,326 shares of Company common stock and the then fair value liability of $81,000 was reclassified to equity.

In August 2005, the Company borrowed $33,000 on a short-term borrowing arrangement. The proceeds were used for working capital. In August 2005, the Company issued 1,708,472 shares of its common stock upon conversion of the note payable, and recorded the excess of estimated fair value of the shares issued (based on the $.23 per share quoted market price on the conversion date) of $360,000 as an increase in additional paid-in capital and as a loss on conversion of notes payable for common stock.

In August 2005, the Company received from The Elevation Fund, LLC (“Elevation”) cash of $600,000 in consideration for (i) a $600,000 promissory note, bearing interest at the greater of prime plus 5% or 10.75% (18% if there is an event of default) and due in 90 days or earlier in certain circumstances (the “Bridge Notes”), and (ii) cashless exercise warrants to purchase 8,500,000 shares of the Company's common stock at an exercise price of $0.001 per share, immediately exercisable for ten years (the “Bridge Warrants”). The warrant value was recorded at approximately $352,000, the proportionate portion of the value of the warrant using a Black-Scholes option pricing method to the total of the warrant value and face amount of the note, as an increase in additional paid-in capital and as a debt discount to be amortized to interest expense over the term of the note. The full amount of the $352,000 debt discount was amortized into interest expense in 2005. The $20,000 origination fee to be paid directly to Elevation was also deferred as a debt discount and amortized to interest expense. The Bridge Notes were collateralized by a second position lien in all Company equipment and a blanket lien on all other assets. In April 2006, the Company received notice from Elevation that the Company defaulted on the loan, accrued interest and fees in 2005, and notified the Company that interest is accruing at the default rate of 18%. In June 2006, the Company entered into a Forbearance Agreement with Elevation, which provides for, among other things, payments, comprised of principal, interest, fees, costs and expenses, which were paid in full in August 2006 and included $600,000 principal and approximately $120,000 of interest. In August 2006, the Company and Elevation executed a Settlement Agreement and Release.

ECO2 Plastics, Inc. and Subsidiary
(formerly Itec Environmental Group, Inc.)
Notes to Consolidated Financial Statements
December 31, 2006 and 2005

Additionally in August 2005, the Company received from another investor (“Investor”) cash of $100,000 in consideration for (i) a $100,000 Bridge Note, and (ii) Bridge Warrants for 1,418,439 shares of Company common stock. The warrant value was recorded at $65,000 as an increase in additional paid-in capital and as a debt discount and was amortized to interest expense over the note term . The full amount of debt discount was amortized to interest expense in 2005. In April 2006 the Company received notice from the Investor that the Company has defaulted on the loan in December 2005. The notification states that interest is accruing at the default rate of 18% and declares that all unpaid amounts of principal and interest are immediately due and payable. In May 2006, the Company entered into a Forbearance Agreement with the Investor and other note holders as described in the following paragraph, which provides for, among other things, payments comprised of principal, interest, costs and expenses, which were paid in full in August 2006 and included $100,000 principal and approximately $12,000 of interest. In August 2006, the Company and the Investor executed a Settlement Agreement and Release.

Additionally, in 2005, the Company received from other investors (the “Lenders”) cash of $650,000 in consideration for promissory notes totaling $650,000, bearing interest at 10% (18% if there is an event of default), due in 120 days or earlier in certain circumstances (the “Lenders Notes”), and convertible into shares of the Company's common stock at a per share price of the lesser of 75% of (i) $.13, or (ii) the price of the common stock of the Company on the Over The Counter Bulletin Board on the day the Lenders elect to convert. The embedded conversion option qualified as a derivative pursuant to SFAS 133 since the conversion price is variable and the ability to have enough authorized common shares to fulfill its potential obligations under convertible debt contracts is not under the Company control. The estimated value of the conversion options of approximately $833,000 was computed using a Black-Scholes option pricing method with the following assumptions: contractual term of .33 years (due to its short term), volatility of 207% (based on historical volatility over the expected term), zero dividends and interest rate of 4.5%, and was allocated $636,000 to debt discount, the maximum to be recorded, and $197,000 to other expense as a change in fair value of warrants and derivatives. The discount was amortized to interest expense over the note term. The full amount of the $600,000 debt discount was amortized to interest expense in 2005. At December 31, 2005 the fair value liability has been marked down to $159,000 using the Black-Scholes option pricing method with the following assumptions: contractual term of .01 years (due to its short term), volatility of 207% (based on historical volatility over the expected term), zero dividends and interest rate of 4.5%. In April 2006, the Company received notice from a representative of some of the Lenders representing $500,000 of these notes that the Company defaulted on the loans principal in 2005. The notification states that interest is accruing at the default rate of 18% and declares that all unpaid amounts of principal and interest are immediately due and payable with such interest continuing to accrue until the notes are paid in full. In May 2006, the Company entered into a Forbearance Agreement with the notifying Lenders and the Investor as described in the previous paragraph, which provides for, among other things, payments comprised of principal, interest, fees, costs and expenses, which were paid in full in August and included $500,000 principal and approximately $62,000 of interest. In August 2006, the Company and Lenders executed a Settlement Agreement and Release.

During 2006, holders of $150,000 converted Lenders Notes, together with accrued interest, into approximately $159,000 of Private Placement Notes and 450,000 Subordinated Note Warrants.

Bridge Notes, as described above, were convertible in whole or in part into securities offered by the Company in its private placement offering of debentures and warrants (the “Private Placement”) on the same terms as such securities are sold to the other investors in the Private Placement, and in this regard the Company granted the lender the right to invest up to the Bridge Notes amount on the same terms as are offered to other investors in the Private Placement. The Company has agreed to prepare and, as soon as practicable, but in no event later than 75 days following the closing date of the Private Placement (the “Filing Deadline”), file with the Securities and Exchange Commission (the “SEC”) a registration statement on Form SB-2 covering the resale of all shares of common stock underlying the Bridge Warrants, and has further agreed to use its reasonable best efforts to have such registration statement declared effective by the SEC as soon as practicable, but in no event later than the date which is 180 days following the closing date of the Private Placement (the “Effectiveness Deadline”). In the event the registration statement required to be filed is not filed by the Filing Deadline, the Company shall issue to the lender additional cashless warrants to purchase shares of the Company's common stock (“Additional Warrants”) in an amount equal to 10% of the number of shares underlying the Bridge Warrant issued to the lender for each 30 day period (or a portion thereof) during which time such registration statement has not been filed with the SEC, which Additional Warrants shall be issued on the first day of each 30 day period commencing on the Filing Deadline. In addition, in the event the registration statement required to be filed is not declared effective by the SEC by the Effectiveness Deadline, the Company shall issue to the Lender Additional Warrants in an amount equal to 10% of the number of shares underlying the Warrant issued to the Lender for each 30 day period (or portion thereof) during which time such registration statement has not been declared effective by the SEC, which Additional Warrants shall be issued on the first day of each 30 day period and commencing on the Effectiveness Deadline. The exercise price for the Additional Warrants issued shall be the same as the exercise price of the warrants that are issued in the Private Placement. Due to the contingent nature of the registration statement filing penalties and Company management’s belief that at December 31, 2006 that it is not more likely than not that such penalties will be payable, no liability has been recorded.

ECO2 Plastics, Inc. and Subsidiary
(formerly Itec Environmental Group, Inc.)
Notes to Consolidated Financial Statements
December 31, 2006 and 2005

In July 2006, the Company entered into a loan agreement pursuant to which the Company received cash of $200,000 in consideration for a $200,000 promissory note bearing interest at 12% due one month from issuance and 600,000 ten-year warrants to purchase Company common stock at $0.12 per share. The note was convertible at the holder’s option and in August 2006, $202,000, including accrued interest, was converted into $202,000 of Subordinated Notes and 2,020,000 warrants to purchase shares of Company common stock at $0.12 per share until April 2015.

Note 8. Participation Certificates Obligations Issued Prior to 2004

In 2000, the Company’s Board of Directors authorized the issuance of its common stock to various investors. An agreement between the Company’s then President and investors allowed participants in the Italian General Plastics Development Program to make advances based on Company common stock. Funds thus generated (approximately $815,000) were to be repaid when the Company became a public company. Upon repayment of funds advanced, investors would retain their stock ownership. To comply with Italian regulations, the Company’s then President personally issued shares of Company common stock to the investors. Funds advanced by investors were deposited in accounts in the former President's name and the advances were to made to the Company’s former President. Based upon the substance of the transactions, the transactions have been presented as Company borrowings in the accompanying consolidated balance sheet. The Company’s former President has represented that funds received are assets of Company and that the Company has assumed the related obligations. Prior to December 31, 2004, the Company entered into various agreements, including a settlement and release agreement, with certain investors pursuant to which the investors received shares of Company common stock in exchange for their prior participation certificates. The balance outstanding approximates $354,000, which has not changed since 2004.

Note 9. Common Stock, Stock Warrants and Other Rights to Purchase Common Stock

Authorized Shares - The Articles of Incorporation of Itec authorize a maximum of 750,000,000 shares of $0.001 par value common stock and 10,000,000 shares of $0.001 par value preferred stock. Each share of common stock is entitled to one voting right, the right to share in earnings and the right to share in assets upon liquidation.

Common Stock Issued for Services and Settlement - In 2004, Itec executed an agreement with an investment advisor whereby the Company issued a 24% note payable for $500,000 in exchange for, among other things, 303,030 shares of the Company's common stock During 2005, the Company issued an additional 3,000,000 shares of common stock for services. Such shares were valued at $330,000 based on the quoted trading price of $.11 per share on the grant date. In July 2005, the Company entered into a settlement and release agreement with the investment advisor pursuant to which, among other things, the Company paid $90,000 and received 1,342,692 shares of it's common stock back from escrow, valued at $121,000, which were the remaining amount of the 3,000,000 shares issued in 2005. All amounts due and payable between the companies were considered fully-settled, and the note payable and agreement were cancelled and terminated. In connection with this settlement, the Company recorded a gain on extinguishment of debt of approximately $292,000 in 2005, which included a decrease in additional paid-in capital of approximately $121,000, the fair value of shares cancelled.

During 2005, the Company issued 17,207,634 shares, valued at approximately $2.4 million based on quoted trade prices at the grant dates ranging from $.07 to $.24 per share and averaging approximately $.14 per share, to consultants for services. The value was recognized over the respective terms of the agreements resulting in deferred stock based consulting expense of approximately $365,000 at December 31, 2005 and was fully amortized during 2006.

Pursuant to an agreement with The Otto Law Group, PLLC (“OLG”), a law firm, the managing partner of which is one of the Company’s Directors, for legal services, the Company periodically issued vested non-forfeitable common shares, and any proceeds from the sale of such shares by OLG and reported to the Company were credited against invoice amounts due to OLG for legal services. The agreement had no stated term. Due to the contingent nature of the proceeds and the unstated term of the agreement, the fair value of shares issued has been expensed when issued. During 2005 the Company issued 9,957,692 common shares pursuant to the legal services agreement. The shares were valued at the quoted trading prices on the respective grant dates which ranged from $.09 to $.23 per share or an average of approximately $.16 per share, resulting in an expense of approximately $1.6 million. During 2005, the Company also recognized approximately $1.2 million of stock based legal expenses that had previously been deferred. During 2006, the Company issued 2,802,925 shares of its common stock and recorded legal expense of approximately $336,000, which was determined based on the $0.12 per share quoted trading price on date of issuance. During 2005, the Company applied $436,000 of proceeds received by OLG from sales of their shares to the accounts payable balance due OLG. There were no reported stock sale proceeds during 2006. In August 2006, the Company entered into an engagement agreement with OLG, whereby the prior agreement was superseded and replaced, and among other things, the Company issued 2,500,000 shares of its common stock. The shares were valued at the quoted trading price of $0.11 on the grant date, resulting in an expense of $275,000.

ECO2 Plastics, Inc. and Subsidiary
(formerly Itec Environmental Group, Inc.)
Notes to Consolidated Financial Statements
December 31, 2006 and 2005

During 2005, pursuant to the “safe harbor” private offering exemption provided by Rule 506 of Regulation D under Section 4(2) and of the Securities Act of 1933 (the “Securities Act”), the Company issued 2,737,220 shares of its common stock (and certain registration rights) to Brean Murray Carret & Co., LLC (“BMC”) as retainer for certain corporate finance and investment banking services to be provided pursuant to the corporate finance representation agreement between the parties entered into in 2005. The agreement was for a period of one year, extendable to two years upon completion of a successful financing. In the event of a consummated transaction, the Company would pay the investment banker fees ranging from 2% to 8% of amounts raised, varying in amounts of securities issued in the financing, depending of the type of securities and nature of transaction. The shares were valued at $246,000 based on a $.09 quoted trading price on the grant date. The $246,000 was deferred and amortized over the service term resulting in a deferred expense of $143,000 at December 31, 2005 and was fully amortized in 2006. In October 2005, the Company issued an additional 744,542 shares of its common stock and warrants to purchase of 850,000 shares of common stock at a per share price of $0.001 for a term of 5 years to BMC and recorded deferred debt issue costs of $209,000, based on the $.10 quoted trade price at the issue date. The full amount of debt issue costs was amortized to interest expense in 2005.

During 2006, the Company issued 2,802,925 shares of its common stock to Cambridge Partners, LLC for investor advisory services provided to the Company and recorded consulting expense of approximately $336,000, which was determined based on the $0.12 per share quoted trading price on the grant date.

During 2006, the Company issued 5,000,000 shares of its common stock to Hudson Investment Advisors, Inc. for consulting services provided to the Company and recorded consulting expense of approximately $550,000, which was determined based on the $0.11 per share quoted trading price on the grant date.

During 2006, the Company issued 358,974 shares of its common stock to an individual for consulting services provided to the Company and recorded consulting expense of approximately $39,000, which was determined based on the $0.11 per share quoted trading price on the grant date.

During July 2006, as further described in Note 12, the Company entered into an employment agreement with its former Chief Executive Officer to serve as Chief Technology Officer, pursuant to which, among other things, the executive will receive 24,000,000 fully-vested shares or share equivalents (warrants), of which he had previously received 17,953,208 of such shares and share equivalents, or an additional 6,046,792 shares. In connection with this agreement, inasmuch as the shares were fully vested, pursuant to SFAS 123R, the Company recorded compensation expense and an increase in additional paid-in capital of $847,000, which was determined on the $0.14 per share quoted trading price on the date of the employment agreement.

During July 2006, the Company entered into an employment agreement with an individual to serve as its Chief Executive Officer and a Director, pursuant to which, among other things, the executive will receive shares of Company common stock (or stock options, at the executive’s election) covering 8% of Common Stock Equivalents, as defined in the agreement. The Effective Date of the employment agreement is September 18, 2006, at which date the executive is to receive 35,200,000 shares (options were not elected) of Company common stock, of which 17,600,000 (50%) shares are fully-vested, and of which 8,800,000 shares vest in September 2007 and the remaining 8,800,000 vest pro-rata from October 2007 to September 2008. The total value of the shares based on the $0.13 per share grant date quoted trading price of the Company’s common stock was approximately $4.6 million. In connection with this agreement, the Company recorded compensation expense of approximately $2.3 million for fully-vested shares, and $500,000 for a portion of the unvested shares amortized on a straight-line basis over the vesting periods. In addition, pursuant to terms of the executive’s employment agreement, the executive is to receive an additional 8,800,000 fully-vested shares in connection with the certain agreement specified capital raising events, and as a result of the occurrence of such event, the Company recorded additional compensation expense of approximately $1.1 million based on the $0.125 per share closing quoted trading price on the date of the event. A total of 44,000,000 shares of Company common stock were issued to the executive in 2006, a portion of which is subject to return in accordance with vesting provisions. The accompanying consolidated financial statements reflect 26,400,000 shares as fully-vested, issued and outstanding at December 31, 2006. As of December 31, 2006, there was approximately $1.8 million of unrecognized compensation expense related to unvested stock awards, which is expected to be recognized as expense of approximately $1.4 million in 2007 and $405,000 in 2008.

ECO2 Plastics, Inc. and Subsidiary
(formerly Itec Environmental Group, Inc.)
Notes to Consolidated Financial Statements
December 31, 2006 and 2005

In connection with an agreement with an executive recruiter, the Company is obligated to pay compensation based on first-year compensation of placed executives. Pursuant to the agreement and placement of the Company’s Chief Executive and Operating Officers, the recruiter is entitled to receive 11,456,923 shares of Company common stock, of which 9,036,923 shares are fully-vested, and of which 2,420,000 shares vest in September 2007, and warrants to purchase 519,750 shares of Company common stock at a per share price of $0.06 per share exercisable for 10 years, and warrants to purchase 4,950,000 shares of Company common stock at a per share price of $0.0975 exercisable for 10 years. In connection with this agreement, the shares are valued at approximately $1.5 million based on the quoted trading prices of $0.13 and $0.135 on the effective dates and the warrants are valued at approximately $737,000 computed using a Black-Scholes option pricing method with the following assumptions: contractual term of 10 years, volatility of 183% (based on historical volatility over the term), zero dividends and interest rate of approximately 4.8%. In 2006, the Company recorded compensation expense of approximately $1.7 million for fully-vested shares and fully-vested warrants, and $129,000 for a portion of the unvested shares and warrants amortized on a straight-line basis over the vesting periods. As of December 31, 2006, there was approximately $446,000 of unrecognized compensation expense related to unvested stock and stock warrants, which is expected to be recognized as expense in 2007.

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

Common Stock Issued for Cash - In November 2005, pursuant to the “safe harbor” private offering exemption provided by Rule 506 of Regulation D under Section 4(2) and of the Securities Act, the Company received cash for working capital purposes of $175,000 and issued to an investor 1,029,411 shares of its common stock and the right to purchase an additional 7,794,117 shares (“option shares”) of common stock at $0.17 per share pursuant to terms of a Common Stock Purchase Agreement, Investor Rights Agreement, Covenant to Adjust and First Right of Refusal Agreement. Additionally, in November 2005, pursuant to the “safe harbor” private offering exemption provided by Rule 506 of Regulation D under Section 4(2) and of the Securities Act, the Company received cash for working capital purposes of $167,000 and issued 1,192,857 shares of its common stock and the right to purchase an additional 9,521,429 shares of common stock at $0.14 per share pursuant to terms of a Common Stock Purchase Agreement, Investor Rights Agreement, Covenant to Adjust and First Right of Refusal Agreement. Additionally, in December 2005, pursuant to the “safe harbor” private offering exemption provided by Rule 506 of Regulation D under Section 4(2) and of the Securities Act of 1933, the Company received cash for working capital purposes of $50,000 and issued 357,143 shares of its common stock and the right to purchase an additional 2,142,857 shares of common stock at $.14 per share pursuant to terms of a Common Stock Purchase Agreement, Investor Rights Agreement, Covenant to Adjust and First Right of Refusal Agreement. Additional investment rights are exercisable for a 60 day period after notice is given regarding certain events, and such rights are no longer exercisable. The Company gave notice regarding such certain events to holders of additional investment rights in October 2006. The Covenant to adjust required a decrease in the original purchase price if certain “efficiency” conditions, as defined in the agreement were not met. The Shares purchase prices were subject to reduction to a minimum $.11 per share for the $.17 shares and $0.08 per share for the $.14 shares, conditional upon when certain recycling volume and purity specifications were met (the “Efficiency” conditions) .The reduction in purchase price was payable, at the investors option, in cash or additional shares of common stock. The $164,571 maximum redemption values of the above shares were reclassified to temporary equity at December 31, 2005. In January 2006, the Company issued additional shares at the investors election of 198,810 and 416,666 shares, based on a reduced purchase price of $.12 (for the $.14 purchase price shares), and 137,255 shares for a reduced purchase price of $.15 (for the $.17 purchase price shares) and the covenant to adjust was amended to eliminate any further adjustments to the original purchase price, and the temporary equity was reclassified to permanent equity in 2006. The investor rights agreement contains registration rights on the issued shares and option shares which require the Company to prepare and file a registration statement and use its best efforts to cause such registration statement to become effective and keep it effective for 90 days including filing any required amendments.

ECO2 Plastics, Inc. and Subsidiary
(formerly Itec Environmental Group, Inc.)
Notes to Consolidated Financial Statements
December 31, 2006 and 2005

Stock Issued Upon Exercise of Warrants - In 2006, the Company issued 8,757,142 shares of its common stock in connection with the exercise of warrants to purchase common stock in exchange for the purchase price of approximately $9,000.

Stock Options - Effective pursuant to resolution of the Board of Directors in 2005, the Company adopted a 2005 Stock Plan to provide a source for the issuance of common stock of Itec in connection with compensatory programs sponsored by the Company and any other circumstances deemed by the Board of Directors as such a special situation. The number of shares available for granting awards under the Plan is 15,000,000 shares. The Plan is eligible to any employee of the Company, any individual who is a member of the board of directors of the Company or any individual performing services for the Company as a Non-employee Contractor and any individual who has accepted an offer of employment with the Company. Unless the Board of Directors determines otherwise, shares of non-vested Stock awarded to a Participant will be forfeited if the Participant terminates employment or service for any reason other than death, disability, retirement or involuntary termination.

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

Stock Warrants - Warrants have been granted with exercise prices that are equal to, or more or less than, the current fair value of the Company's common stock at the date of grant. Therefore they were expensed at the grant date. The fair value of warrants issued during 2005 was estimated using the Black-Scholes option-pricing model with the following assumptions: a dividend yield of 0%; expected volatility of 200% to 427% (based on historical volatility over the expected term); risk-free interest rates of approximately 3.6% to 4.6%; and contractual terms of 5 and 10 years. The fair value of warrants issued during 2006 was estimated using the Black-Scholes option-pricing model with the following assumptions: a dividend yield of 0%; expected volatility of approximately 172% to 183% (based on historical volatility over the terms); risk-free interest rates of approximately 5%; and contractual terms of 3.5 to 10 years. The weighted-average fair value of warrants granted during 2005 and 2006 approximated $0.12 and $0.13, respectively.

In 2005, the Company issued to its CEO fully-vested, five-year warrants to purchase 4,457,370 shares of common stock at an exercise price of $0.06 per share, and fully-vested ten-year warrants to purchase 20,000,000 shares of common stock at an exercise price of $0.06. The estimated fair value of these warrants determined utilizing the Black-Scholes valuation model of approximately $402,000 and $2,635,000, respectively, was recorded as compensation expense since there is no vesting requirement.

In 2005, the Company issued to its CFO fully-vested, five-year warrants to purchase 250,000 shares of common stock at an exercise price of $0.06 per share, and fully-vested ten-year warrants to purchase 500,000 shares of common stock at an exercise price of $0.06. The estimated fair value of these warrants determined utilizing the Black-Scholes valuation model of approximately $29,000 and $67,000, respectively, was recorded as compensation expense since there is no vesting requirement.

ECO2 Plastics, Inc. and Subsidiary
(formerly Itec Environmental Group, Inc.)
Notes to Consolidated Financial Statements
December 31, 2006 and 2005

In 2005, the Company issued fully-vested, five-year warrants to consultants and advisors to purchase 4,000,000 shares of common stock at an exercise price of $0.06 per share. The Company recorded consulting expense of $466,000 related to these issuances, which was determined utilizing the Black-Scholes valuation model. Additionally, in 2005, the Company issued fully-vested, five-year warrants to consultants and advisors to purchase 2,100,000 shares of common stock at exercise prices of $.05 for 100,000, $.09 for 500,000, $.10 for 1,000,000 and $.045 for 500,000. The warrants were valued at approximately $150,000 which was expensed as consulting fees.

During 2005, the Company issued warrants to a financial advisor for fund-raising services provided for the purchase of (i) 500,000 shares at $0.10 per share for 10 years, (ii) 320,000 shares at $0.05 per share for 5 years, (iii) 300,000 shares at $0.02 per share for 10 years, and (iv) 40,000 shares at $0.045 per share for 10 years. The estimated fair value of these warrants determined utilizing the Black-Scholes valuation model of approximately $197,000 has been recorded as deferred debt issue costs to be amortized to interest expense over the lives of the related borrowings. The full amount of the $197,200 debt discount was amortized into interest expense in 2005.

During 2005, the Company issued fully-vested ten-year warrants to lenders to purchase 9,938,439 shares of its common stock at a per share price of $0.001, and five-year warrants to lenders to purchase 300,000 shares of its common stock at a per share price of $0.25. The Company recorded $436,000 as a debt discount, based on the valuation of the warrants using a Black-Scholes option price method, which was fully amortized to interest expense in 2005.

In 2005, pursuant to terms of the common stock purchase agreement, the Company entered into a one-year consulting agreement with three individuals, providing for, among other things, issuance of 4,000,000 shares of Company common stock, which were issued in 2005, and payment of $15,000 per month. In 2006, the Company and consultants entered into amendments of the consulting agreements, pursuant to which, among other things, the monthly payments were eliminated.

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

During 2005, the Company’s former Chief Executive Officer assigned 400,000 of his warrants exercisable at $0.06 per share to consultants for services provided to the Company, and in connection therewith, the Company recognized consulting expense of approximately $46,000, the estimated fair value of warrants at date of grant as determined utilizing the Black-Scholes option valuation model. During 2006 the Company’s former Chief Executive Officer assigned 3,213,889 of his warrants exercisable at $0.06 per share to consultants for services provided to the Company, and in connection therewith, the Company recognized consulting expense of approximately $331,000 and stock issue costs of $82,000, the estimated fair value of warrants at date of grant as determined utilizing the Black-Scholes option valuation model.

During 2006, the Company also entered into an employment agreement with an individual to serve as its Chief Operating Officer, pursuant to which, among other things, the executive will receive shares of Company common stock (or stock options, at the executive’s election) covering 5% of Common Stock Equivalents, as defined in the agreement. The Effective Date of the employment agreement is October 19, 2006, at which date the executive is to receive options to purchase 24,000,000 common shares (shares were not elected) of Company common stock, of which 12,000,000 (50%) warrant are fully-vested, and of which 6,000,000 warrants vest in October 2007 and the remaining 6,000,000 vest pro-rata from November 2007 to October 2008. The warrants are exercisable at $0.0975 per share for ten years. In connection with this agreement, the Company recorded compensation expense of approximately $1.6 million based on the fair value as determined utilizing the Black-Scholes valuation model as of the Effective Date for fully-vested shares, and $155,000 for a portion of the unvested shares amortized on a straight-line basis over the vesting periods. As of December 31, 2006, there was approximately $1.5 million of unrecognized compensation expense related to unvested stock warrants, which is expected to be recognized as expense of approximately $810,000 in 2007 and $655,000 in 2008.

In connection with sales of Private Placement units comprised of Private Placement Notes and warrants, during the year ended December 31, 2006, approximately warrants to purchase 24,000,000 shares of common stock at a per share price of $0.06 for 10 years are issuable.

ECO2 Plastics, Inc. and Subsidiary
(formerly Itec Environmental Group, Inc.)
Notes to Consolidated Financial Statements
December 31, 2006 and 2005

Additionally, in connection with sales of Private Placement units and Subordinated Notes and Warrants, pursuant to terms of a funding agreement with a related party, the Company agreed to issue warrants based on securities sold and common shares convertible or exercisable into. In 2006, the Company has recorded debt issue costs of approximately $655,000 based on the fair value of approximately 1,440,000 warrants exercisable at $0.06 per share for approximately eight and one-half years and 3,748,000 warrants exercisable at $0.12 per share for approximately three and one-half years, determined utilizing the Black-Scholes valuation model.

Additionally, in connection with sales of Private Placement units and Subordinated Notes and warrants, pursuant to terms of a placement agent agreement with KW Securities, the Company agreed to issue warrants based on securities sold. In 2006, the Company has recorded debt issue costs of approximately $2.1 million based on the fair value of 14,625,000 warrants exercisable at $0.06 per share for approximately eight and one-half years, determined utilizing the Black-Scholes valuation model.

In 2005, pursuant to the terms of a common stock purchase agreements (see Stock Issued for Cash above), the Company issued additional investment rights (“Option Shares”) to purchase 9,521,429 common shares at $.17 per share, 7,794,117 common shares at $.14 per share and 2,142,857common shares at $.14 per share (for a total of 19,458,403 additional investment rights common shares). Additional investment rights are exercisable for a 60 day period after notice is given regarding certain events. The Company gave notice regarding such certain events to holders of additional investment rights in October 2006, and such rights are no longer exercisable. The Option Shares exercise prices were subject to reduction to $.11 per share for the $.17 options and $0.08 per share for the $.14 options, conditional upon when certain recycling volume and purity specifications are met (the “Efficiency” conditions). In January 2006 the Company reduced the purchase prices to $.12 and $.15 (for the $.14 and $.17 option, respectively) and the covenant to adjust was amended to eliminate further adjustments to the option shares purchase price. The investor rights agreement contain registration rights on the issued shares and option shares which require the Company to prepare and file a registration statement and use its best efforts to cause such registration statement to become effective and keep it effective for 90 days including filing any required amendments. Since this is a best efforts clause and there are no liquidating damages or penalties, the option shares qualify as equity pursuant to EITF 00-19 as the Company may issue unregistered shares upon exercise of the options and there is no cash penalty, and other criteria for equity classification are met. However, since there is an authorized shares issue derived from the variable conversion rate convertible debt, theses option shares were classified as liabilities at fair value until August 18, 2006. The fair value at the issuance date was recorded at $1.6 million with a charge to operations to change in fair value liability of warrants and derivatives of approximately $1.2 million. The reduction in fair value credited to the change in fair value liability of warrants and derivatives from the issuance date through December 31, 2005 was $468,000 resulting in a warrant liability of approximately $1.1 million at December 31, 2005. During 2006, the Company recognized other income of approximately $816,000, relating to the decrease in the fair value liability of such investment rights, which such fair value liability approximated $321,000 at August 18, 2006. At August 18, 2006, when the Company no longer had the inability to have enough authorized common shares to fulfill its potential obligations, the $321,000 fair value liability recorded at that date was reclassified to additional paid-in capital.

In 2005, the Company had determined that pursuant to EITF 00-19, all of the Company’s warrants and investment rights granted to non-employees are to be classified as liabilities, since the Company has issued convertible debt with variable conversion terms, the ability to have enough authorized common shares to fulfill its potential obligations under convertible debt and warrant contracts is not under the Company control and accordingly the criteria for classification as equity instruments under EITF 00-19 is not met. Accordingly, as of December 31, 2005 and August 18, 2006 (see below), the warrant liability recorded was approximately $3.4 million and $2.8 million, respectively, which represents the fair value of outstanding warrants at those dates computed using the Black-Scholes option pricing method with the assumptions as discussed above. During 2005, the Company recognized approximately $2.1 million of expense relating to the change in fair value of the warrants during the year. During the year ended December 31, 2006, the Company recognized approximately $623,000 of other income relating to the change in fair value of warrants during the year, which is included in the accompanying statement of operations as the change in fair value liability of warrants and derivatives. At August 18, 2006, when the Company no longer had the inability to have enough authorized common shares to fulfill its potential obligations, the fair value liability of all outstanding warrants and investment rights recorded at that date was reclassified to additional paid-in capital.

The following summarizes activity for stock warrants issued to lenders in connection with borrowings, all of which are exercisable:

	Outstanding	Weighted average exercise price	Weighted average remaining contractual life in years	Aggregate intrinsic value (in thousands)
Balance at December 31, 2004	-	$-	-	$-
Granted	13,498,439	0.02
Exercised	-	-
Expired/ Cancelled	-	-
Balance at December 31, 2005	13,498,439	$0.02	8.6	$1,350
Granted/Issuable	55,180,000	0.09
Exercised	(8,800,000)	0.002
Expired/ Cancelled	-	-
Balance at December 31, 2006	59,878,439	$0.09	5.8	$3,518

ECO2 Plastics, Inc. and Subsidiary
(formerly Itec Environmental Group, Inc.)
Notes to Consolidated Financial Statements
December 31, 2006 and 2005

The following summarizes activity for stock warrants issued to consultants for services, all of which are exercisable:

	Outstanding	Weighted average exercise price	Weighted average remaining contractual life in years	Aggregate intrinsic value (in thousands)
Balance at December 31, 2004	12,121	$29.70	2.8	$-
Granted	5,750,000	0.05
Exercised	-	-
Expired/ Cancelled	-	-	-
Balance at December 31, 2005	5,762,121	$0.05	5.3	$410

Granted/Issuable	26,412,750	0.08
Exercised	-	-
Expired/ Cancelled	-	-	-
Balance at December 31, 2006	32,174,871	$0.08	7.4	$2,491

The following summarizes activity for stock warrants issued to employees, all of which are exercisable:

	Outstanding	Weighted average exercise price	Weighted average remaining contractual life in years	Aggregate intrinsic value (in thousands)
Balance at December 31, 2004	-	$-	$-	$-
Granted	19,850,000	0.06
Exercised	-	-
Expired/ Cancelled	-	-
Balance at December 31, 2005	19,850,000	$0.06	9.7	$1,191

Granted/Issuable	12,000,000	0.10
Exercised	-	-
Expired/ Cancelled	-	-
Balance at December 31, 2006	31,850,000	$0.07	9.2	$2,416

The following summarizes activity for all stock warrants, all of which are exercisable:

	Outstanding	Weighted average exercise price	Weighted average remaining contractual life in years	Aggregate intrinsic value (in thousands)
Balance at December 31, 2004	12,121	$29.70	2.8	$-
Granted	39,098,439	0.04
Exercised	-	-
Expired/ Cancelled	-	-
Balance at December 31, 2005	39,110,560	$0.05	8.3	$2,951
Granted/Issuable	93,592,750	0.08
Exercised	(8,800,000)	0.002
Expired/ Cancelled	-	-
Balance at December 31, 2006	123,903,310	$0.08	6.9	$8,425

ECO2 Plastics, Inc. and Subsidiary
(formerly Itec Environmental Group, Inc.)
Notes to Consolidated Financial Statements
December 31, 2006 and 2005

Additional information regarding all warrants outstanding as of December 31, 2006, is as follows:

Range of exercise prices	Shares	Weighted life averageremaining	Weighted average exercise price
$0.001	2,328,439	6.1 years	$0.001
$ 0.045 - $0.05	1,960,000	3.7 years	$0.05
$0.06	65,484,750	7.9 years	$0.06
$ 0.09 - $0.10	17,950,000	9.8 years	$0.10
$ 0.12 - $0.13	35,868,000	3.8 years	$0.12
$0.25	300,000	3.5 years	$0.25
$29.70	12,121	0.8 years	$29.70
Total	123,903,310	6.9 years	$0.08

Note 10.  Income Taxes

At December 31, 2006, the Company has available approximately $21 million of net operating loss carryforwards available to offset future federal and state income taxes, which expire through 2026. Realization is dependent on generating sufficient taxable income prior to expiration of the loss carryforwards. A change of greater than 50% of the Company ownership could significantly limit utilization of the tax credits. At December 31, 2006 and 2005, the Company has provided a valuation allowance to reduce its net deferred tax asset to zero. The valuation allowance increased by approximately $3.2 million and $1.6 million during 2006 and 2005, respectively.

Deferred income taxes represent the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and amounts used for income tax purposes. Significant components of deferred tax assets and liabilities consist of the following at December 31, 2006:

Deferred tax assets
Net operating loss carryforward	$8,174
Accrued liabilities due to related parties	216
Total deferred tax assets	8,390
Deferred tax liabilities - property and equipment	(10)
Net deferred tax assets before valuation allowance	8,380
Valuation allowance	(8,380)
Net deferred tax assets	$-

A reconciliation of the provision for income tax expense with the expected income tax computed by applying the federal statutory income tax rate to loss before provision for income taxes for the years ended December 31, 2006 and 2005, is as follows:

	2006	2005
Income tax benefit computed at statutory rate	(34%)	(34%)
State income tax benefit, net of federal benefit	( 2%)	( 1%)
Nondeductible stock-based compensation and other	21%	25%
Valuation allowance	15%	10%
Effective tax rate	0%	0%

Note 11.  Related Party Transactions

Certain of the Company’s Directors are holders of the Company’s Private Placement Notes and Subordinated Notes in the amounts of approximately $4.7 million held by one Director and $2.3 million held by another Director.

ECO2 Plastics, Inc. and Subsidiary
(formerly Itec Environmental Group, Inc.)
Notes to Consolidated Financial Statements
December 31, 2006 and 2005

In 2000, the Company's Board of Directors authorized the Company to make a loan of $250,000 to the Company's then Chief Executive Officer. The loan was interest only for ten years with the total principal due at the end of ten years, and the balance outstanding was approximately $148,000 at December 31, 2006 and 2005. The Company had also received advances, bearing interest at 10% and due on demand, from this officer primarily to accommodate working capital needs. During 2005, approximately $70,000 of advances were repaid and at December 31, 2005, advances payable approximated $15,000. During 2006, additional advances of approximately $96,000 were made. In July 2006, the Company entered into an employment agreement with this executive, pursuant to which, among other things, the executive will serve as the Company’s Chief Technology Officer and as a Director, at an annual compensation rate of $290,000, and will receive 24,000,000 shares or share equivalents (warrants), of which 17,953,208 was previously received, or an additional 6,046,792 shares or warrants. Further, such share awards are in consideration for the release and forgiveness of amounts due to or from such executive, which included assets of approximately $179,000 and liabilities of approximately $798,000. In connection with this agreement, the Company recorded compensation expense of approximately $228,000, and an increase in additional paid-in capital of $847,000, representing the value of the awards based on the $0.14 per share quoted trading price on the effective date of the employment agreement.

Pursuant to an agreement with The Otto Law Group, PLLC (“OLG”), a law firm, the managing partner of which is one of the Company’s Directors, for legal services, the Company periodically issued vested non-forfeitable common shares, and any proceeds from the sale of such shares by OLG and reported to the Company were credited against invoice amounts due to OLG for legal services. The agreement had no stated term. Due to the contingent nature of the proceeds and the unstated term of the agreement, the fair value of shares issued has been expensed when issued. During 2005 the Company issued 9,957,692 common shares pursuant to the legal services agreement. The shares were valued at the quoted trading prices on the respective grant dates which ranged from $.09 to $.23 per share or an average of approximately $.16 per share, resulting in an expense of approximately $1,635,000. During 2005, the Company also recognized approximately $1.2 million of stock based legal expenses relating to this same services provider that had been deferred During 2006, the Company issued 2,802,925 shares of its common stock and recorded legal expense of approximately $336,000, which was determined based on the $0.12 per share quoted trading price on date of issuance. There were no reported stock sale proceeds during 2006. In August 2006, the Company entered into an engagement agreement with OLG, whereby the prior agreement was superseded and replaced, and among other things, the Company issued 2,500,000 shares of its common stock. The shares were valued at the quoted trading prices of $0.11 on the grant date, resulting in an expense of $275,000. During 2006, the Company incurred OLG legal fee services of $967,000, of which $194,000 was recorded as deferred debt issue costs. Accounts payable to OLG for legal services was approximately $468,000 at December 31, 2006 and reported as accounts payable - related party in the accompanying consolidated balance sheet.

During 2006, the Company issued 2,802,925 shares of its common stock to Cambridge Partners, LLC (“Cambridge”) for investor advisory services provided to the Company and recorded consulting expense of approximately $336,000, which was determined based on the $0.12 per share quoted trading price on the issuance date. The managing partner of OLG, one of the Company’s Directors, is one of the two members of Cambridge.

In 2006, the Company entered into an agreement with KW Securities, Inc. (“KW”), a registered broker dealer and a company owned by Lawrence Krause, one of the Company’s Directors, for KW to serve as placement agent for the Private Placement Offering. Pursuant to terms of the agreement, as amended, among other things, the Company shall pay compensation of warrants to purchase Company common stock at a per share price of $0.06 until April 2015, at varying rates of warrants for funds raised based on securities sold. In connection with sales of Private Placement units and Subordinated Notes and warrants in 2006, the Company has recorded debt issue costs of approximately $2.1 million based on the fair value of 14,625,000 warrants exercisable at $0.06 per share for approximately eight and one-half years, determined utilizing the Black-Scholes valuation model, which such warrants were issued to KW in 2007. Upon the closing of the PPM in 2007, the agreement with KW terminated.

In 2006, the Company entered into a Funding Agreement with Itec Capital Group, LLC (“ICG”), a Washington limited liability company owned by the managing partner of OLG, who is one of the Company’s Directors, and Lawrence Krause, who is also one of the Company’s Directors, and KW, a company owned by Mr. Krause. Pursuant to terms of the Funding Agreement, the Company agreed to pay fees of 8% of Notes payable issued pursuant to certain financings and issue warrants based on securities sold and common shares convertible or exercisable into. Pursuant to a consulting agreement between ICG and Excipio Group, S.A. (“Excipio”), an entity affiliated with Hudson Investment Advisors, Inc., ICG agreed to pay Excipio a dollar amount and securities to be agreed upon from time to time upon completion of certain defined objectives and projects, and in this regard, ICG has agreed to pay Excipio fees and warrants in the amounts ICG receives from the Company. In November 2006, Excipio, ICG and the Company entered into a mutual settlement and release agreement, pursuant to which, among other things, in full satisfaction of amounts owed under all prior agreements or arrangements, the Company agreed to pay approximately $429,000 (in addition to $296,000 previously paid) and issue a warrant to purchase 1,440,000 shares of Company common stock with an exercise price of $0.06 per share for approximately eight and one-half years and a warrant to purchase 3,748,000 shares of Company common stock with an exercise price of $0.12 per share for approximately three and one-half years. Additionally, if certain Company notes payable convert into Company common stock before February 6, 2007, Excipio shall be issued shares of Company common stock based on amounts of notes converted; no notes converted before February 6, 2007. The $429,000 is payable $200,000 upon execution of the settlement agreement and in varying amounts based on certain conditions, and in full no later than May 2007. At December 31, 2006, approximately $112,000 was still payable and is included in accrued liabilities. In connection with the settlement agreement, the consulting agreement between ICG and Excipio was cancelled and any further obligation under the consulting agreement has been waived and dismissed, and the Funding Agreement between the Company and ICG was amended to reflect the settlement of fees and expenses owed and paid under the Funding Agreement and that no additional fees or expenses shall accrued or become due in accordance with the Funding Agreement.

ECO2 Plastics, Inc. and Subsidiary
(formerly Itec Environmental Group, Inc.)
Notes to Consolidated Financial Statements
December 31, 2006 and 2005

In 2004, the Company received advances totaling $50,000 from its Chief Financial Officer primarily to accommodate working capital needs of the Company. Such advances were unsecured, bear interest at 10%, due on demand, and were repaid in 2005.

Note 12. Commitments and Contingencies

Legal Matters

In 2005, pursuant to an arbitration award, the Company has been ordered to pay EnviroPlastic Hungary the sum of $150,000, plus fees and costs, for the return of a deposit previously paid to the Company. The Company recorded an additional accrued liability and expense during 2005 to provide for the full amount of the award. In 2006, the Company entered into an agreement to payoff the remaining balance of approximately $140,000 for $110,000 and recorded a gain on extinguishment of debt of $30,000 upon repayment in 2006.

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

During 2005, the Company issued 2,737,220 shares of its common stock (and certain registration rights) to Brean Murray Carret & Co., LLC (“BMC”) as retainer for certain corporate finance and investment banking services to be provided pursuant to the corporate finance representation agreement between the parties entered into in 2005. The agreement was for a period of one year, extendable to two years upon completion of a successful financing. In the event of a consummated transaction, the Company would pay BMC fees ranging from 2% to 8% of amounts raised, varying in amounts of securities issued in the financing, depending of the type of securities and nature of transaction. In October 2005, the Company issued to BMC an additional 744,542 shares of its common stock and warrants to purchase 850,000 shares of Company common stock at a per share price of $0.001 for a term of 5 years. In December 2006, BMC filed an arbitration claim against the Company with the NASD seeking in excess of $1 million from the Company. The Company filed a response and affirmative defenses and a counterclaim against BMC, and BMC subsequently filed its response and affirmative defenses to the Company’s counterclaim in March 2007. It is the Company’s position, among other things, that the BMC claim does not contain any legal, factual or substantive merit, that the Company intends to vigorously defend BMC’s claim, that it intends to vigorously pursue its counterclaim against BMC, and that it is not probable that a loss will be incurred. Arbitration, if it should occur with respect to this matter, is inherently uncertain and always difficult to predict. However, based on the Company’s understanding and evaluation of the relevant facts and circumstances, it believes that the above-described matter is not likely to have a material adverse effect on its consolidated results of operations, financial position or cash flows. There is a possibility of a material adverse impact on the results of operations of the period in the matter is ultimately resolved, if it is resolved unfavorably, or in the period in which an unfavorable outcome becomes probable and reasonably estimable.

ECO2 Plastics, Inc. and Subsidiary
(formerly Itec Environmental Group, Inc.)
Notes to Consolidated Financial Statements
December 31, 2006 and 2005

Employment Agreements

In July 2006, the Company entered into an employment agreement with no stated term with its former Chief Executive Officer, pursuant to which, among other things, the executive will serve as its Chief Technology Officer and as a Director, at an annual compensation rate of $290,000, and receive other customary employment benefits, receive additional stock-based awards (as described in Note 11) and be eligible to receive additional compensation as cash bonuses, and in certain circumstances, severance on termination.

During 2006, the Company entered into an employment agreement with no stated term with an individual to serve as its Chief Executive Officer and a Director, at an annual compensation rate of $330,000 (subject to increase under certain conditions), and receive other customary employment benefits, and be eligible to received additional compensation as cash bonuses, and in certain circumstances, severance on termination. Additionally, pursuant to terms of the employment agreement, the executive will receive shares of Company common stock (or stock options, at the executive’s election) covering 8% of Common Stock Equivalents, as defined in the agreement. The Effective Date of the employment agreement is September 18, 2006, at which date the executive is to receive 35,200,000 shares (options were not elected) of Company common stock, of which 17,600,000 (50%) shares are fully-vested, and of which 8,800,000 shares vest in September 2007 and the remaining 8,800,000 vest pro-rata from October 2007 to September 2008. The total value of the shares based on the $0.13 per share grant date quoted trading price of the Company’s common stock was approximately $4.6 million. In connection with this agreement, the Company recorded compensation expense of approximately $2.3 million for fully-vested shares, and $500,000 for a portion of the unvested shares amortized on a straight-line basis over the vesting periods. In addition, pursuant to terms of the executive’s employment agreement, the executive is to receive an additional 8,800,000 fully-vested shares in connection with the certain agreement specified capital raising events, and as a result of the occurrence of such event, the Company recorded additional compensation expense of approximately $1.1 million based on the $0.125 per share closing quoted trading price on the date of the event. A total of 44,000,000 million shares of Company common stock were issued to the executive in 2006, a portion of which is subject to return in accordance with vesting provisions. The accompanying consolidated financial statements reflect 26,400,000 shares as fully-vested, issued and outstanding at December 31, 2006.

During 2006, the Company also entered into an employment agreement with no stated term with an individual to serve as its Chief Operating Officer, at an annual compensation rate of $300,000, and receive other customary employment benefits, relocation expenses, and be eligible to received additional compensation as cash bonuses, and in certain circumstances, severance on termination. Additionally, pursuant to terms of the employment agreement the executive will receive shares of Company common stock (or stock options, at the executive’s election) covering 5% of Common Stock Equivalents, as defined in the agreement. The Effective Date of the employment agreement is October 19, 2006, at which date the executive is to receive options to purchase 24,000,000 common shares (shares were not elected) of Company common stock, of which 12,000,000 (50%) warrant are fully-vested, and of which 6,000,000 warrants vest in October 2007 and the remaining 6,000,000 vest pro-rata from November 2007 to October 2008. The warrants are exercisable at $0.0975 per share for ten years. In connection with this agreement, the Company recorded compensation expense of approximately $1.6 million based on the fair value as determined utilizing the Black-Scholes valuation model as of the Effective Date for fully-vested shares, and $155,000 for a portion of the unvested shares amortized on a straight-line basis over the vesting periods.

Executive Search Agreement

In connection with an agreement with an executive recruiter, the Company is obligated to pay compensation based on first-year compensation of placed executives. Pursuant to the agreement and placement of the Company’s Chief Executive and Operating Officers, the recruiter is entitled to receive 11,456,923 shares of Company common stock, of which 9,036,923 shares are fully-vested, and of which 2,420,000 shares vest in September 2007, and warrants to purchase 519,750 shares of Company common stock at a per share price of $0.06 per share exercisable for 10 years, and warrants to purchase 4,950,000 shares of Company common stock at a per share price of $0.0975 exercisable for 10 years. In connection with this agreement, the shares are valued at approximately $1.5 million based on the quoted trading prices of $0.13 and $0.135 on the effective dates and the warrants are valued at approximately $737,000 computed using a Black-Scholes option pricing method with the following assumptions: contractual term of 10 years, volatility of 183% (based on historical volatility over the term), zero dividends and interest rate of approximately 4.8%. In 2006, the Company recorded compensation expense of approximately $1.7 million for fully-vested shares and fully-vested warrants, and $129,000 for a portion of the unvested shares and warrants amortized on a straight-line basis over the vesting periods.

ECO2 Plastics, Inc. and Subsidiary
(formerly Itec Environmental Group, Inc.)
Notes to Consolidated Financial Statements
December 31, 2006 and 2005

Consulting Agreements

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

In March 2006, the Company entered into an agreement with Sanders Morris Harris, Inc. to act as an exclusive financial advisor for a term of six months. The agreement requires a retainer of $30,000 of which $15,000 is payable upon execution of agreement with remaining $15,000 payable 30 days from execution of agreement. The retainer will be credited against the following financing or acquisition fees (i) 7% of gross proceeds of any financing executed by the Company; (ii) a warrant to purchase a number of shares of common stock equal to 10% of shares sold in the financing with an exercise price equal to the offering price of the shares of common stock to be sold in the financing. (iii) an acquisition fee equal to 3% of the transaction value payable in cash upon the closing of a transaction, subject to a minimum fee of $350,000. Later in 2006, the agreement was cancelled by mutual agreement of the parties.

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

In April 2006, the Company executed a non-binding letter of intent to acquire certain assets constituting the operations of two plastics recycling plants and to enter into a supply agreement with the seller for the seller to supply plastics to the two operations. The letters of intent expired unexecuted in 2006.

In 2005, the Company entered into a three year Agency Agreement with H. Muehlstein & Co., Inc. (“Muehlstein”), pursuant to which Muehlstein will act as the Company’s exclusive agent for the annual purchase and sale of up to sixty million pounds, subject to increase under certain circumstances, of ECO2’s PET flake and post-consumer HDPE natural flake and pellets in the USA and Canada. This agreement prohibits the Company from engaging additional sales agents, but does not limit the Company’s direct sales to customers.

Note 13. Subsequent Events

In January 2007, pursuant to receipt of notices of cash and cashless exercises of warrants, the Company issued 1,701,297 shares of its common stock and received proceeds of approximately $1,000.

In February 2007, the Company entered into a consulting services agreement, which agreement terminates December 31, 2007, with the Company’s former Chief Financial Officer, pursuant to which, among other things, the Company will issue to the former officer 492,308 fully-vested shares of its common stock, and pay annual compensation of $120,000 in consideration for services during the term and in exchange for the release of any claim to accrued compensation recorded by the Company while previously employed by the Company as its Chief Financial Officer, which such amount was $168,000 at December 31, 2006. In connection with this agreement, the Company will record the shares as an increase in common stock and additional paid-in capital of approximately $133,000 based on the $0.27 quoted trading price on the agreement date and compensation expense of approximately $85,000.

ECO2 Plastics, Inc. and Subsidiary
(formerly Itec Environmental Group, Inc.)
Notes to Consolidated Financial Statements
December 31, 2006 and 2005

In addition to the PPM, in February 2007, the Company received an additional $2 million pursuant to investment terms substantially similar to the PPM (the “Additional Investment”). As a result the Company issued a $2 million junior subordinated convertible debenture, bearing interest at 10% with principal and accrued interest due 18 months from issuance (“maturity date”), convertible into shares of the Company’s common stock at a price of $0.0975 per share, and a warrant, with a cashless exercise provision, to purchase 6,000,000 shares of restricted common stock of the Company, exercisable for approximately 10 years (expires April 15, 2015) at an exercise price of $0.06 per share. The conversion price of the debenture and exercise price of the warrant are subject to anti-dilution downward adjustments in the event the Company sells common stock or securities convertible into common stock at a price below the conversion or exercise prices. The debenture ranks pari passu with Private Placement Notes and Subordinated Notes and is subordinated only to the security interest granted to CIWMB. Shares underlying the debenture and warrants are subject to piggy back registration rights. In addition, a registration statement must be filed within 30 days after the investor elects to convert all or any portion of the debenture. In connection with the Additional Investment, the Additional Investment’s placement agent received a cash payment of $85,000 and will receive warrants, with a cashless exercise provision, to purchase 314,815 shares of restricted common stock of the Company at a per share price of $0.06 exercisable for 10 years. Pursuant to terms of the Additional Investment purchase agreement, the holder of the Additional Investment notes has the right to designate one person to become a member of the Company’s Board of Directors.

In March 2007, the Company changed its name to ECO2 Plastics, Inc.