Form 10QSB
period 2007-03-31
ITEC ENVIRONMENTAL GROUP INC
filed 2007-05-15
CIK 855372

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE
SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2007

Commission File Number: #033-31067

ECO2 PLASTICS, INC.
(f.k.a., Itec Environmental Group, Inc.)
(Exact name of small business issuer as specified in its charter)

Delaware
(State or other jurisdiction of incorporation or organization)

31-1705310
(IRS Employer Identification Number)

5300 Claus Road, Box 760
Riverbank, CA 95367
(Address of principal executive offices)(Zip Code)

(209) 881-3523
(Registrant's telephone no., including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [x] No [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [x]

The number of shares of the Company's common stock outstanding on May 15, 2007 is 160,090,797.

Transitional Small Business Disclosure Format (Check One): Yes [ ] No [ X ]

ECO2 PLASTICS, INC.
FORM 10-QSB

TABLE OF CONTENTS

PART I	FINANCIAL INFORMATION	3

Item 1	Financial Statements	3

Item 2	Management's Discussion and Analysis or Plan of Operation

Item 3	Controls and Procedures

PART II	OTHER INFORMATION

Item 1	Legal Proceedings

Item 2	Unregistered Sales of Equity Securities and Use of Proceeds

Item 3	Defaults Upon Senior Securities

Item 4	Submission of Matters to a Vote of Security Holders

Item 5	Other Information

Item 6	Exhibits

SIGNATURES

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements

ECO2 Plastics, Inc. and Subsidiary
Condensed Consolidated Balance Sheets
(in thousands, except share and per share data)
(unaudited)

	March 31, 2007	December 31, 2006
Current assets
Cash and cash equivalents	$11	$97
Receivable for cash in escrow for securities sold	241	1,244
Accounts receivable	86	-
Inventory	155	213
Prepaid expenses and other current assets	24	62
Total current assets	517	1,616
Property and equipment, net	6,899	5,894
Deferred debt issue costs, net	2,183	2,736
Other assets	42	37
Total assets	$9,641	$10,283

Current liabilities
Accounts payable	$957	$534
Accounts payable - related party	532	468
Accrued interest	677	374
Accrued liabilities	459	709
Current portion of capital lease obligations	7	7
Current portion of convertible notes payable, net of debt discount
Held by related party Directors, net of debt discount of $1,302 and $1,567	1,848	783
Held by others, net of debt discount of $3,190 and $1,613	614	1,409
Current portion of note payable to California Integrated Waste Management Board	194	192
Participation Certificates obligations issued prior to 2004	354	354
Total current liabilities	5,642	4,830
Non-current liabilities
Capital lease obligations, net of current portion	1	9
Convertible notes payable, net of debt discount and current portion
Held by related party Directors, net of debt discount of $2,391 and $4,264	1,491	420
Held by others, net of debt discount of $716 and $417	1,509	588
Note payable to California Integrated Waste Management Board, net of discount and current portion	1,640	1,706
Total non-current liabilities	4,641	2,723
Total liabilities	10,283	7,553
Commitments and contingencies (Note 6)
Stockholders' Equity (deficit)
Preferred stock, $0.001 par value, 10,000,000 shares authorized, none issued and outstanding	-	-
Common stock, $0.001 par value, 750,000,000 shares authorized,
126,282,813 and 114,263,824 shares issued and outstanding	126	114
7,189,492 and 15,083,715 shares issuable	7	15
Additional paid-in capital	52,181	48,747
Accumulated deficit	(52,956)	(46,146)
Total stockholders' equity (deficit)	(642)	2,730
Total liabilities and stockholders' equity (deficit)	$9,641	$10,283

ECO2 Plastics, Inc. and Subsidiary
Condensed Consolidated Statements of Operations
(in thousands, except per share data)
(unaudited)

	Three months ended March 31,
	2007	2006

Revenue	$99	$37
Cost of goods sold	174	26
Gross profit	(75)	11
Operating expenses
Plant operations and technology development	1,041	285
Consulting and legal fees	313	1,012
General and administrative	1,972	179
Settlement expense	-	120
Total operating expenses	3,326	1,596

Loss from operations	(3,401)	(1,585)
Other income (expense)
Interest expense	(3,409)	(114)
Change in fair value liability of warrants and derivatives		(967)
Total other income (expense)	(3,409)	(1,081)

Loss before income taxes	(6,810)	(2,666)
Income taxes	-	-

Net loss	$(6,810)	$(2,666)

Net loss per share, basic and diluted	$(0.05)	$(0.04)
Weighted average shares used in computing
net loss per share, basic and diluted	131,232	61,818

ECO2 Plastics, Inc. and Subsidiary
Condensed Consolidated Statement of Changes in Stockholders' Equity (Deficit)
For the Three Months Ended March 31, 2007
(in thousands, except share data)
(unaudited)

	Common stock		Common Stock Issuable		Additional
	Shares	Amount	Shares	Amount	paid-in capital	Accumulated deficit	Total

Balance at December 31, 2006	114,263,824	$114	15,083,715	$15	$48,747	$(46,146)	$2,730
Issuance of shares upon exercise of warrants	1,701,297	2			(1)		1
Issuance of shares for services	19,230	-			4		4
Issuance of shares for accrued compensation	492,308	-			133		133
Issuance of shares recorded as issuable in 2006	9,036,923	9	(9,036,923)	(9)			-
Shares issuable for executive compensation			1,100,000	1	291		292
Shares issuable for services			42,700	-	11		11
Stock-based compensation expense					765		765
Value of beneficial conversion feature							-
and warrants issued with notes payable					2,156		2,156
Issuance of shares upon conversion of notes payable	769,231	1			75		76
Net loss						(6,810)	(6,810)
Balance at March 31, 2007	126,282,813	$126	7,189,492	$7	$52,181	$(52,956)	$(642)

ECO2 Plastics, Inc. and Subsidiary
Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Three Months ended March 31
	2007	2006
Cash flows from operating activities:
Net loss	$(6,810)	$(2,666)
Adjustments to reconcile net loss to net cash
used by operating activities:
Depreciation and amortization	232	46
Change in fair value of warrants and derivatives	-	967
Stock-based compensation	1,157	959
Amortization of debt issue costs and discount	3,081	52
Expenses paid by issuance of notes payable	75	-
Changes in operating assets and liabilities:
Accounts receivable	(86)	-
Inventory	57	8
Prepaid expenses and deposits	33	-
Accounts payable	487	89
Accrued liabilities	101	128
Other	-	(7)
Net cash used by operating activities	(1,673)	(424)
Cash flows from investing activities:
Purchase of property, plant & equipment	(1,237)	(302)
Net cash used by investing activities	(1,237)	(302)
Cash flows from financing activities:
Decrease in restricted cash in CIWMB escrow	-	58
Payments on CIWMB note payable	(64)	-
Principal payments on capital lease obligations	(8)	-
Proceeds from issuance of notes payable	3,002	550
Payments of debt issue costs	(108)	-
Proceeds from notes payable - officers	-	96
Proceeds from warrant exercises	2	-
Net cash provided by financing activities	2,824	704
Net decrease in cash and cash equivalents	(86)	(22)
Cash and cash equivalents, beginning of period	97	32
Cash and cash equivalents, end of period	$11	$10

Supplemental disclosures of cash flow information:
Cash paid for interest	$19	$26
Cash paid for income taxes	$-	$-

Supplemental disclosures of non-cash inventory and financing activities:
Warrants issued as debt issue costs	$81,732	$-
Stock issued in exchange for accrued compensation	$48,000	$-
Notes issued as relocation fee	$75,000	$-
Debt discounts	$2,075,000	$-
Deferred debt issue costs	-	$49,426
Reclassification of temporary equity on termination of contingent price reduction	-	$163,955

ECO2 Plastics, Inc. and Subsidiary
(formerly Itec Environmental Group, Inc.)
Notes to Condensed Consolidated Financial Statements
March 31, 2007
(unaudited)

Note 1. Description of Business and Summary of Significant Accounting Policies

Organization and Business - ECO2 Plastics, Inc. (f.k.a. Itec Environmental Group, Inc.) and its wholly-owned subsidiary, ECO2 Environmental Systems, Inc. were incorporated under the laws of the State of Delaware in 2000, and formed for the purpose of acquiring certain patented technology and the development of a worldwide market for its usage. Unless the context indicates otherwise, all references herein to“ECO2” or the “Company” include ECO2 Plastics, Inc and its wholly-owned inactive subsidiary. In March 2007, the Company changed its name to ECO2 Plastics, Inc.

Based in Riverbank, California, ECO2 has developed a unique and revolutionary patent pending process and system, referred to as the Eco2 TM Environmental System (the “Eco2 Environmental System”). The Eco 2 Environmental System cleans post-consumer plastics, without the use of water, at a substantial cost savings versus traditional methods (the “Process”). This Process is licensed from Honeywell FM&T (“Honeywell”) and the Department of Energy (“DOE”) on an exclusive basis for the life of the patent. Since its inception, ECO2 has invested in the development of the technology and equipment comprising the Eco2 Environmental System, which includes the filing of a new “Process Patent” in May 2005. This included building several scaled up versions of the Prototype Eco2 Environmental System (the “Prototype”), testing of the Prototypes, building a pilot plant, evaluating the product produced by the Prototype and real-time testing. The Company’s first full scale production facility was constructed in Riverbank, California and is now mechanically complete, producing saleable product and ramping up to full scale operations. ECO2’s goal is to build and operate plastic recycling plants (the “ECO2 Plants”) in the USA that utilize the Eco2 Environmental System and to expand the Eco2 Environmental System worldwide. ECO2’s growth strategy includes organic growth, strategic acquisitions and licensing or partnership agreements, where appropriate.

Business risks and uncertainties - The Company’s business is reliant on its licensing of technology from Honeywell Federal Manufacturing & Technologies, LLC. The Company operates in the evolving field of plastics materials recycling. New developments could both significantly and adversely affect existing and emerging technologies in the field. The Company's success in developing additional marketable products and processes and achieving a competitive position will depend on, among other things, its ability to attract and retain qualified management personnel and to raise sufficient capital to meet its operating and development needs. While the Company is seeking financing through equity and loans, there can be no assurance that it will be successful in accomplishing its objectives.

Basis of presentation and Going Concern - The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. Since inception, the Company has reported recurring losses and cash used by operating activities, and has a net working capital deficiency that raises substantial doubt about its ability to continue as a going concern. During the three months ended March 31, 2007, the Company reported a net loss of approximately $6.8 million and used cash in operating activities of approximately $1.7 million, and as of March 31, 2007, had a working capital deficiency of approximately $6.6 million and a stockholders’ deficit of $642,000, including accumulated losses from inception of $53.0 million.

Company management intends to raise additional debt and equity financing to fund future capital expenditures, operations and to provide additional working capital, and in this regard during the three months ended March 31, 2007, the Company received cash of approximately $2.9 million, and at March 31, 2007 has a receivable for cash in escrow for securities sold of $241,000 pursuant to sales of securities in connection with its private placement and subordinated debt offerings. Further, subsequent to March 31, 2007, the Company has raised $3.0 million in connection with an additional financing on the same terms as the private placement offering. There is no assurance that such financing will be obtained in sufficient amounts necessary to meet the Company's needs. In view of these matters, continuation as a going concern is dependent upon the Company's ability to meet its financing requirements, raise additional capital, and the success of its future operations or completion of a successful business combination.

The accompanying consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that may result from the possible inability of the Company to continue as a going concern.

Interim Financial Statements - The unaudited interim condensed consolidated financial statements and related notes are presented in accordance with the rules and regulations of the Securities and Exchange Commission with regard to interim financial information. Accordingly, the condensed consolidated financial statements do not include all of the information and notes to financial statements required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation of the Company’s financial position, results of operations and cash flows for the interim periods presented have been included. Results of operations for the three months ended March 31, 2007 are not necessarily indicative of the results to be expected for the entire fiscal year ending December 31, 2007 or for any other future interim period. The accompanying unaudited interim condensed consolidated financial statements should be read in conjunction with the audited annual financial statements included in the Company’s December 31, 2006 Annual Report on Form 10-KSB.

ECO2 Plastics, Inc. and Subsidiary
(formerly Itec Environmental Group, Inc.)
Notes to Condensed Consolidated Financial Statements
March 31, 2007
(unaudited)

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

Receivable for cash in escrow for securities sold - In connection with the sale of its securities, cash is received cash in escrow for the sale of notes payable and warrants, a portion of which had not been released to the Company as of the reporting period date, and which has subsequently been received by the Company.

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
Notes to Condensed Consolidated Financial Statements
March 31, 2007
(unaudited)

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

Basic and diluted net loss per share - Basic net loss per common share is computed by dividing net loss by the weighted-average number of common shares outstanding during the period. Diluted net loss per common share is determined using the weighted-average number of common shares outstanding during the period, adjusted for the dilutive effect of common stock equivalents, consisting of shares that might be issued upon exercise of common stock options, warrants or convertible promissory notes. In periods where losses are reported, the weighted-average number of common shares outstanding excludes common stock equivalents, because their inclusion would be anti-dilutive. Computations of net loss per share for the three months ended March 31, 2007, exclude 133,955,179 shares relating to common stock issuable upon conversion of convertible notes payable, and 128,664,686 shares issuable upon exercise of outstanding and issuable warrants to purchase common stock. Computations of net loss per share for the three months ended March 31, 2006, exclude 12,273,679 shares relating to common stock issuable upon conversion of convertible notes payable, 46,217,930 shares issuable upon exercise of outstanding and issuable warrants, and 19,458,403 shares issuable upon exercise of rights to purchase common stock. These common stock equivalents could have the effect of decreasing diluted net income per share in future periods.

ECO2 Plastics, Inc. and Subsidiary
(formerly Itec Environmental Group, Inc.)
Notes to Condensed Consolidated Financial Statements
March 31, 2007
(unaudited)

Reclassifications - Certain amounts in 2006 financial statements have been reclassified or rounded to conform to 2007 presentations.

Recent accounting pronouncements - In July 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN  48”), which prescribes a recognition threshold and measurement process for recording in the financial statements uncertain tax positions taken or expected to be taken in a tax return. Additionally, FIN No. 48 provides guidance on the recognition, classification, accounting in interim periods and disclosure requirements for uncertain tax positions. FIN 48 will be effective for the Company beginning January 1, 2007. Although the Company is still evaluating the potential effects of FIN 48, it is expected that the adoption of FIN 48 will not have a significant impact on the Company’s consolidated results of operations or financial position.

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

Note 2. Technology License

Pursuant to terms of a license agreement entered into by the Company and Honeywell International, Inc. (“Honeywell”), as amended, the Company obtained an exclusive, nontransferable, worldwide license rights for the life of the underlying patent to practice the methods and to make, use, and sell the products and/or services and to certain sublicense rights, which are covered by the proprietary rights, limited to the field of use of separating and recovering motor oil from high density polyethylene plastic. Under this agreement, the Company is required to pay royalties at a rate of $0.005 per pound of recycled plastics sold, with minimum annual royalties of $50,000 for 2006, $100,000 for 2007, $200,000 for 2008 and $300,000 for 2009 and for years thereafter. Honeywell may terminate this agreement in the event of, among other things, the nationalization of the industry which encompasses any products or services, any suspension of payments under the terms of the agreement by government regulation, a substantial change in ownership of the Company (whether resulting from merger, acquisition, consolidation or otherwise), another company or person acquiring control of the Company, or the existence of a state of war between the United States and any country where the Company has a license to manufacture products or provide services.

Note 3. Convertible Notes Payable

Convertible notes payable and related unamortized debt discount at March 31, 2007 consist of the following (in thousands):

	Notes	Unamortized Debt discount		Notes, net of debt discount

Private Placement Notes	$10,059	$	(6,427)	$3,632
Subordinated Notes	3,002		(1,172)	1,830
Total	13,061		(7,599)	5,462
Less current portion	(6,953)		4,491	(2,462)
Convertible Notes payable, net	$6,108	$	(3,108)	$3,000

Private Placement Notes - The Company has received subscriptions and related funds into escrow pursuant to a private placement memorandum (the “PPM”) of up to $9 million, through the offering of a minimum of 20 Units for $25,000 per unit. Each Unit consists of a $25,000 junior secured subordinated convertible debenture (the “Private Placement Notes”), bearing interest at 10% with principal and accrued interest due 18 months from issuance (“maturity date”), convertible into shares of the Company’s common stock at a price of $0.0975 per share, and a warrant, with a cashless exercise provision, to purchase 75,000 shares of restricted common stock of the Company, exercisable until April 15, 2015 at an exercise price of $0.06 per share (the “Private Placement Warrants”). The conversion price of the debentures and exercise price of the warrant are subject to anti-dilution downward adjustments in the event the Company sells common stock or securities convertible into common stock at a price below the conversion or exercise prices. The security is subordinated only to the security interest granted to CIWMB. The shares underlying the debentures and warrants are subject to piggy back registration rights. In addition, a registration statement must be filed within 30 days after an investor elects to convert all or any portion of the debenture. During 2006, proceeds for approximately $7.9 million of Private Placement Notes had been received into escrow, and as a result the Company has recorded convertible notes payable and approximately 23.7 million warrants. At December 31, 2006, approximately $1.2 million of escrowed funds had not been disbursed to the Company, which was reported as a receivable for cash in escrow for securities sold, and which was received by the Company in 2007. During 2006, holders of $150,000 of other notes payable converted those notes, plus accrued interest into subscription units comprised of approximately $159,000 of Private Placement Notes and 450,000 warrants, and the Company also issued $60,000 of Private Placement Notes and 180,000 Private Placement Warrants. As of December 31, 2006, the offering had not closed and the debentures and warrants not been issued. On February 1, 2007, the offering closed and during the three months ended March 31, 2007, the debentures and warrants were issued.

ECO2 Plastics, Inc. and Subsidiary
(formerly Itec Environmental Group, Inc.)
Notes to Condensed Consolidated Financial Statements
March 31, 2007
(unaudited)
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

In 2006, debt discount of approximately $7.7 million was recorded, of which approximately $550,000 was recorded during the three months ended March 31, 2006, and of which $46,000 was amortized to interest expense during the three months March 31, 2006. During the three months ended March 31, 2007, approximately $1.3 million of the discount recorded in 2006 was amortized to interest expense.

In February 2007, the Company received $2 million pursuant to investment terms substantially similar to the PPM (the “Additional Investment”). As a result the Company issued a $2 million junior subordinated convertible debenture, bearing interest at 10% with principal and accrued interest due 18 months from issuance (“maturity date”), convertible into shares of the Company’s common stock at a price of $0.0975 per share, and a warrant, with a cashless exercise provision, to purchase 6,000,000 shares of restricted common stock of the Company, exercisable for approximately 8 years (expires April 15, 2015) at an exercise price of $0.06 per share. The conversion price of the debenture and exercise price of the warrant are subject to anti-dilution downward adjustments in the event the Company sells common stock or securities convertible into common stock at a price below the conversion or exercise prices. The debenture ranks pari passu with Private Placement Notes and Subordinated Notes and is subordinated only to the security interest granted to CIWMB. Shares underlying the debenture and warrants are subject to piggy back registration rights. In addition, a registration statement must be filed within 30 days after the investor elects to convert all or any portion of the debenture. In connection with the Additional Investment, the Additional Investment’s placement agent received a cash payment of $85,000 and received warrants, with a cashless exercise provision, to purchase 314,815 shares of restricted common stock of the Company at a per share price of $0.06 exercisable for 10 years. Pursuant to terms of the Additional Investment purchase agreement, the holder of the Additional Investment notes has the right to designate one person to become a member of the Company’s Board of Directors.

ECO2 Plastics, Inc. and Subsidiary
(formerly Itec Environmental Group, Inc.)
Notes to Condensed Consolidated Financial Statements
March 31, 2007
(unaudited)

Additionally, in February 2007, the Company issued three PPM Units, comprised of $75,000 of Private Placement Notes and 225,000 Private Placement Warrants in exchange for accrued liabilities, which such notes were immediately converted into 769,231 shares of Company common stock in accordance with the terms of the notes.

During the three months ended March 31, 2007, debt discount of approximately $2.1 million, comprised of $908,000 of warrant and $1.2 million beneficial conversion feature value, was recorded, of which $222,000 was amortized to interest expense during the three months March 31, 2007. The fair value of warrants was computed using a Black-Scholes option pricing method with the following assumptions: expected term of 10 years (based on the contractual term), volatility of approximately 182% (based on historical volatility), zero dividends and interest rate of approximately 4.5%.

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

In 2006, debt discount of approximately $3.2 million was recorded, none during the three months ended March 31, 2006, of which $751,000 was amortized to interest expense during the three months March 31, 2007.

Note 4. Common Stock, Stock Warrants and Other Rights to Purchase Common Stock

Common Stock Issued for Services -

During July 2006, the Company entered into an employment agreement with an individual to serve as its Chief Executive Officer and a Director, pursuant to which, among other things, the executive received 44,000,000 shares of Company common stock, of which 26,400,000 were fully vested, issued and outstanding at December 31, 2006 and March 31, 2007, and of which 8,800,000 shares vest in September 2007 and the remaining 8,800,000 vest pro-rata from October 2007 to September 2008. The total value of the shares based on the grant date quoted trading price of the Company’s common stock was approximately $5.7 million. In connection with this agreement, the Company recorded compensation expense of approximately $3.4 million for fully-vested shares, and $500,000 for a portion of the unvested shares amortized on a straight-line basis over the vesting periods. A total of 44,000,000 shares of Company common stock were issued to the executive in 2006, a portion of which is subject to return in accordance with vesting provisions. As of December 31, 2006, there was approximately $1.8 million of unrecognized compensation expense related to unvested stock awards, which is expected to be recognized as expense of approximately $1.4 million in 2007 and $405,000 in 2008. During the three months ended March 31, 2007, the Company recognized stock-based compensation expense of approximately $429,000, and as of March 31, 2007, there was approximately $1.4 million of unrecognized compensation expense related to unvested stock.

Pursuant to an agreement with an executive recruiter and 2006 placements of the Company’s Chief Executive and Operating Officers, the recruiter is entitled to receive 11,456,923 shares of Company common stock, of which 9,036,923 shares are fully-vested, and of which 2,420,000 shares vest in September 2007, and warrants to purchase 519,750 shares of Company common stock at a per share price of $0.06 per share exercisable for 10 years, and warrants to purchase 4,950,000 shares of Company common stock at a per share price of $0.0975 exercisable for 10 years. In connection with this agreement, the shares are valued at approximately $1.5 million based on the quoted trading prices of $0.13 and $0.135 on the effective dates and the warrants are valued at approximately $737,000 computed using a Black-Scholes option pricing method with the following assumptions: contractual term of 10 years, volatility of 183% (based on historical volatility over the term), zero dividends and interest rate of approximately 4.8%. In 2006, the Company recorded compensation expense of approximately $1.7 million for fully-vested shares and fully-vested warrants, and $129,000 for a portion of the unvested shares and warrants amortized on a straight-line basis over the vesting periods. During the three months ended March 31, 2007, the Company recognized stock-based compensation expense of approximately $134,000, and as of March 31, 2007, there was approximately $312,000 of unrecognized compensation expense related to unvested stock and stock warrants, which is expected to be recognized as expense in 2007.

ECO2 Plastics, Inc. and Subsidiary
(formerly Itec Environmental Group, Inc.)
Notes to Condensed Consolidated Financial Statements
March 31, 2007
(unaudited)
Stock Warrants - Warrants have been granted with exercise prices that are equal to, or more or less than, the current fair value of the Company's common stock at the date of grant. Therefore they were expensed at the grant date. The fair value of warrants issued during 2006 and 2007was estimated using the Black-Scholes option-pricing model with the following assumptions: a dividend yield of 0%; expected volatility of approximately 172% to 183% (based on historical volatility over the terms); risk-free interest rates of approximately 5%; and contractual terms of 3.5 to 10 years. The weighted-average fair value of warrants granted during the three months ended March 31, 2006 and 2007 approximated $0.13 and $0.25, respectively.

During 2006, the Company also entered into an employment agreement with an individual to serve as its Chief Operating Officer, pursuant to which, among other things, the executive will receive shares of Company common stock (or stock options, at the executive’s election) covering 5% of Common Stock Equivalents, as defined in the agreement. The Effective Date of the employment agreement is October 19, 2006, at which date the executive is to receive options to purchase 24,000,000 common shares (shares were not elected) of Company common stock, of which 12,000,000 (50%) warrant are fully-vested, and of which 6,000,000 warrants vest in October 2007 and the remaining 6,000,000 vest pro-rata from November 2007 to October 2008. The warrants are exercisable at $0.0975 per share for ten years. In connection with this agreement, the Company recorded compensation expense of approximately $1.6 million based on the fair value as determined utilizing the Black-Scholes valuation model as of the Effective Date for fully-vested shares, and $155,000 for a portion of the unvested shares amortized on a straight-line basis over the vesting periods. As of December 31, 2006, there was approximately $1.5 million of unrecognized compensation expense related to unvested stock warrants, which is expected to be recognized as expense of approximately $810,000 in 2007 and $655,000 in 2008. During the three months ended March 31, 2007, the Company recognized stock-based compensation expense of approximately $202,000, and as of March 31, 2007, there was approximately $1.3 million of unrecognized compensation expense related to unvested stock warrants.

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

Prior to August 18, 2006, the Company had determined that pursuant to EITF 00-19, all of the Company’s warrants and investment rights granted to non-employees are to be classified as liabilities, since the Company has issued convertible debt with variable conversion terms, the ability to have enough authorized common shares to fulfill its potential obligations under convertible debt and warrant contracts is not under the Company control and accordingly the criteria for classification as equity instruments under EITF 00-19 is not met. During the three months ended March 31, 2006, the Company recognized approximately $967,000 of other expense relating to the change in fair value of warrants during the period which is included in the accompanying statement of operations as the change in fair value liability of warrants and derivatives. At August 18, 2006, when the Company no longer had the inability to have enough authorized common shares to fulfill its potential obligations, the fair value liability of all outstanding warrants and investment rights recorded at that date was reclassified to additional paid-in capital.

Stock Issued Upon Exercise of Warrants - During the three months ended March 31, 2007, pursuant to receipt of notices of cash and cashless exercises of 1,778,439 warrants, the Company issued 1,701,297 shares of its common stock and received proceeds of approximately $1,400.

ECO2 Plastics, Inc. and Subsidiary
(formerly Itec Environmental Group, Inc.)
Notes to Condensed Consolidated Financial Statements
March 31, 2007
(unaudited)
The following summarizes activity for stock warrants issued to lenders in connection with borrowings, all of which are exercisable:

	Outstanding	Weighted average exercise price	Weighted average remaining contractual life in years	Aggregate intrinsic value (in thousands)
Balance at December 31, 2006	59,858,439	$0.09	5.8	$3,518
Granted	6,000,000	0.06
Exercised	(1,778,439)	0.01
Expired/cancelled	-	-
Balance at March 31, 2007	64,080,000	$0.09	5.6	$7,033

The following summarizes activity for stock warrants issued to consultants for services, all of which are exercisable:

	Outstanding	Weighted average exercise price	Weighted average remaining contractual life in years	Aggregate intrinsic value (in thousands)
Balance at December 31, 2006	32,194,871	$0.08	7.4	$2,433
Granted	314,815	0.06
Exercised	-	-
Expired/ Cancelled	-	-
Balance at March 31, 2007	32,509,686	$0.08	7.2	$3,908

The following summarizes activity for stock warrants issued to employees:

	Outstanding	Weighted average exercise price	Weighted average remaining contractual life in years	Aggregate intrinsic value (in thousands)
Balance at December 31, 2006	31,850,000	$0.07	9.2	$2,416
Granted	225,000	0.06
Exercised	-	-
Expired/ Cancelled	-	-
Balance at March 31, 2007	19,850,000	$0.06	9.0	$4,040

The following summarizes activity for all stock warrants:

	Outstanding	Weighted average exercise price	Weighted average remaining contractual life in years	Aggregate intrinsic value (in thousands)
Balance at December 31, 2006	123,903,310	$0.08	6.9	$8,425
Granted	6,539,815	0.06
Exercised	(1,778,439)	0.01
Expired/ Cancelled	-	-
Balance at March 31, 2007	128,664,686	$0.08	6.7	$14,981

Additional information regarding all warrants outstanding as of March 31, 2007, is as follows:

Range of exercise prices			Shares	Weighted average remaining life	Weighted average exercise price
	$ 0.001		910,000	3.5 years	$ 0.001
$ 0.045-	$ 0.05		1,600,000	3.6 years	$ 0.05
	$ 0.06		72,024,565	7.7 years	$ 0.06
$ 0.09 -	$ 0.10		17,950,000	9.6 years	$ 0.10
$ 0.12 -	$ 0.13		35,868,000	3.6 years	$ 0.12
	$ 0.25		300,000	3.3 years	$ 0.25
	$ 29.70		12,121	0.6 years	$ 29.70
		Total	128,664,686	6.7 years	$ 0.08

ECO2 Plastics, Inc. and Subsidiary
(formerly Itec Environmental Group, Inc.)
Notes to Condensed Consolidated Financial Statements
March 31, 2007
(unaudited)
Note 5.  Related Party Transactions

Certain of the Company’s Directors are holders of the Company’s Private Placement Notes and Subordinated Notes in the amounts of approximately $4.7 million held by one Director and $2.3 million held by another Director.

Pursuant to an agreement with The Otto Law Group, PLLC (“OLG”), a law firm, the managing partner of which is one of the Company’s Directors, for legal services, the Company periodically issued vested non-forfeitable common shares, and any proceeds from the sale of such shares by OLG and reported to the Company were credited against invoice amounts due to OLG for legal services. The agreement had no stated term. During 2006, the Company issued 2,802,925 shares of its common stock and recorded legal expense of approximately $336,000, which was determined based on the $0.12 per share quoted trading price on date of issuance. There were no reported stock sale proceeds during 2006. In August 2006, the Company entered into an engagement agreement with OLG, whereby the prior agreement was superseded and replaced, and among other things, the Company issued 2,500,000 shares of its common stock. The shares were valued at the quoted trading prices of $0.11 on the grant date, resulting in an expense of $275,000. During 2006, the Company incurred OLG legal fee services of $967,000. Accounts payable to OLG for legal services was approximately $532,000 at March 31, 2007 and reported as accounts payable - related party in the accompanying consolidated balance sheet.

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

In 2006, the Company entered into a Funding Agreement with Itec Capital Group, LLC (“ICG”), a Washington limited liability company owned by the managing partner of OLG, who is one of the Company’s Directors, and Lawrence Krause, who is also one of the Company’s Directors, and KW, a company owned by Mr. Krause. Pursuant to terms of the Funding Agreement, the Company agreed to pay fees of 8% of Notes payable issued pursuant to certain financings and issue warrants based on securities sold and common shares convertible or exercisable into. Pursuant to a consulting agreement between ICG and Excipio Group, S.A. (“Excipio”), an entity affiliated with Hudson Investment Advisors, Inc., ICG agreed to pay Excipio a dollar amount and securities to be agreed upon from time to time upon completion of certain defined objectives and projects, and in this regard, ICG has agreed to pay Excipio fees and warrants in the amounts ICG receives from the Company. In November 2006, Excipio, ICG and the Company entered into a mutual settlement and release agreement, pursuant to which, among other things, in full satisfaction of amounts owed under all prior agreements or arrangements, the Company agreed to pay approximately $429,000 (in addition to $296,000 previously paid) and issue a warrant to purchase 1,440,000 shares of Company common stock with an exercise price of $0.06 per share for approximately eight and one-half years and a warrant to purchase 3,748,000 shares of Company common stock with an exercise price of $0.12 per share for approximately three and one-half years. The $429,000 was payable $200,000 upon execution of the settlement agreement and in varying amounts based on certain conditions, and was paid in full during the three months ended March 31, 2007. In connection with the settlement agreement, the consulting agreement between ICG and Excipio was cancelled and any further obligation under the consulting agreement has been waived and dismissed, and the Funding Agreement between the Company and ICG was amended to reflect the settlement of fees and expenses owed and paid under the Funding Agreement and that no additional fees or expenses shall accrued or become due in accordance with the Funding Agreement.

Note 6. Commitments and Contingencies

Legal Matters - During 2005, the Company issued 2,737,220 shares of its common stock (and certain registration rights) to Brean Murray Carret & Co., LLC (“BMC”) as retainer for certain corporate finance and investment banking services to be provided pursuant to the corporate finance representation agreement between the parties entered into in 2005. The agreement was for a period of one year, extendable to two years upon completion of a successful financing. In the event of a consummated transaction, the Company would pay BMC fees ranging from 2% to 8% of amounts raised, varying in amounts of securities issued in the financing, depending of the type of securities and nature of transaction. In October 2005, the Company issued to BMC an additional 744,542 shares of its common stock and warrants to purchase 850,000 shares of Company common stock at a per share price of $0.001 for a term of 5 years. In December 2006, BMC filed an arbitration claim against the Company with the NASD seeking in excess of $1 million from the Company. The Company filed a response and affirmative defenses and a counterclaim against BMC, and BMC subsequently filed its response and affirmative defenses to the Company’s counterclaim in March 2007. It is the Company’s position, among other things, that the BMC claim does not contain any legal, factual or substantive merit, that the Company intends to vigorously defend BMC’s claim, that it intends to vigorously pursue its counterclaim against BMC, and that it is not probable that a loss will be incurred. Arbitration, if it should occur with respect to this matter, is inherently uncertain and always difficult to predict. However, based on the Company’s understanding and evaluation of the relevant facts and circumstances, it believes that the above-described matter is not likely to have a material adverse effect on its consolidated results of operations, financial position or cash flows. There is a possibility of a material adverse impact on the results of operations of the period in which the matter is ultimately resolved, if it is resolved unfavorably, or in the period in which an unfavorable outcome becomes probable and reasonably estimable.

Consulting Agreement - In February 2007, the Company entered into a consulting services agreement, which agreement terminates December 31, 2007, with the Company’s former Chief Financial Officer, pursuant to which, among other things, the Company issued to the former officer 492,308 fully-vested shares of its common stock, and pay annual compensation of $120,000 in consideration for services during the term and in exchange for the release of any claim to accrued compensation recorded by the Company while previously employed by the Company as its Chief Financial Officer, which such amount was $168,000 at December 31, 2006. In connection with this agreement, the Company recorded the shares issued as an increase in common stock and additional paid-in capital of approximately $133,000 based on the $0.27 quoted trading price on the agreement date and compensation expense of approximately $85,000.

Other Commitments and Contingencies

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

In connection with issuance of Bridge Notes and Bridge Warrants, the Company agreed to prepare and, as soon as practicable, but in no event later than 75 days following the closing date of the Private Placement (the “Filing Deadline”), file with the Securities and Exchange Commission (the “SEC”) a registration statement on Form SB-2 covering the resale of all shares of common stock underlying the Bridge Warrants, and has further agreed to use its reasonable best efforts to have such registration statement declared effective by the SEC as soon as practicable, but in no event later than the date which is 180 days following the closing date of the Private Placement (the “Effectiveness Deadline”). In the event the registration statement required to be filed is not filed by the Filing Deadline, the Company shall issue to the lender additional cashless warrants to purchase shares of the Company's common stock (“Additional Warrants”) in an amount equal to 10% of the number of shares underlying the Bridge Warrant issued to the lender for each 30 day period (or a portion thereof) during which time such registration statement has not been filed with the SEC, which Additional Warrants shall be issued on the first day of each 30 day period commencing on the Filing Deadline. In addition, in the event the registration statement required to be filed is not declared effective by the SEC by the Effectiveness Deadline, the Company shall issue to the Lender Additional Warrants in an amount equal to 10% of the number of shares underlying the Warrant issued to the Lender for each 30 day period (or portion thereof) during which time such registration statement has not been declared effective by the SEC, which Additional Warrants shall be issued on the first day of each 30 day period and commencing on the Effectiveness Deadline. The exercise price for the Additional Warrants issued shall be the same as the exercise price of the warrants that are issued in the Private Placement. Due to the contingent nature of the registration statement filing penalties and Company management’s belief that at March 31, 2007 that it is not more likely than not that such penalties will be payable, no liability has been recorded.

Note 7. Subsequent Events

Subsequent to March 31, 2007, the Company has raised $3.0 million in connection with an additional financing on the same terms as the private placement offering.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

This Item 2 and the March 31, 2007 Quarterly Report on Form 10-QSB may contain “ forward-looking statements. ” In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “could,” “expects,” “plans,” “intends,” “anticipates,” “believes,” “estimates,” “predicts,” “potential” or “continue” or the negative of such terms and other comparable terminology. These forward-looking statements include, without limitation, statements about our market opportunity, our strategies, competition, expected activities and expenditures as we pursue our business plan, and the adequacy of our available cash resources. Although we believe that the expectations reflected in any forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Actual results may differ materially from the predictions discussed in these forward-looking statements. Changes in the circumstances upon which we base our predictions and/or forward-looking statements could materially affect our actual results. Additional factors that could materially affect these forward-looking statements and/or predictions include, among other things: (1) our limited operating history; (2) our ability to pay down existing debt; (3) our ability to retain the professional advisors necessary to guide us through our corporate restructuring; (4) the risks inherent in the investigation, involvement and acquisition of a new business opportunity; (5) unforeseen costs and expenses; (6) potential litigation with our shareholders, creditors and/or former or current investors; (7) the Company's ability to comply with federal, state and local government regulations; and (8) other factors over which we have little or no control.

The following should be read in conjunction with the Company’s unaudited financial statements included in this Quarterly Report on Form 10-QSB and with the Company’s audited annual financial statements included in its December 31, 2006 Annual Report on Form 10-KSB.

Business   -   ECO2 Plastics, Inc. (f.k.a. Itec Environmental Group, Inc.) and its wholly-owned subsidiary, ECO2 Environmental Systems, Inc.,   were incorporated under the laws of the State of Delaware in 2000, and formed for the purpose of acquiring certain patented technology and the development of a worldwide market for its usage. Unless the context indicates otherwise, all references herein to “ECO2 ” or the “Company” include ECO2 Plastics, Inc and its wholly-owned inactive subsidiary. In March 2007, the Company changed its name to ECO2 Plastics, Inc.

Based in Riverbank, California, ECO2 has developed a unique and revolutionary patent pending process and system, referred to as the ECO2 Environmental System (the “ECO2 Environmental System”). The ECO2 Environmental System cleans post-consumer plastics, without the use of water, at a substantial cost savings versus traditional methods (the “Process”). This Process is licensed from Honeywell FM&T (“Honeywell”) and the Department of Energy (“DOE”) on an exclusive basis for the life of the patent. Since its inception, ECO2 has invested in the development of the technology and equipment comprising the Eco 2 Environmental System, which includes the filing of a new “Process Patent” in May 2005. This included building several scaled up versions of the Prototype ECO2 Environmental System (the “Prototype”), testing of the Prototypes, building a pilot plant, evaluating the product produced by the Prototype and real-time testing. The Company’s first full scale production facility was constructed in Riverbank, California and is now mechanically complete, producing saleable product and ramping up to full scale operations. ECO2 ’s goal is to build and operate plastic recycling plants (the “ECO2 Plants”) in the USA that utilize the ECO2 Environmental System and to expand the ECO2 Environmental System worldwide. ECO2 ’s growth strategy includes organic growth, strategic acquisitions and licensing or partnership agreements, where appropriate.

ECO2 intends to locate its second plant in the greater Los Angeles basin, which is home to over 18.5 million residential customers. ECO2 ’s research indicates that the greater Los Angeles basin generates an enormous amount of plastic containers. The Company has engaged a team of engineers to conduct the preliminary design efforts and has engaged a team of location and logistics specialists to support the Company in the site selection process currently underway.

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

Critical Accounting Policies and Estimates  - The preparation of financial statements included in this Quarterly Report on Form 10-QSB requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  On an on-going basis, management evaluates its estimates and judgments. Management bases its estimates and judgments on historical experiences and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources.  Actual results may differ from these estimates under different assumptions or conditions.  The more significant accounting estimates inherent in the preparation of the Company's financial statements include estimates as to the depreciable lives of property and equipment, valuation of inventories, valuation of equity related instruments and derivatives issued, and the valuation allowance for deferred income tax assets. Our accounting policies are described in the notes to financial statements included in this Quarterly Report on Form 10-QSB and our Annual Report on Form 10-KSB. The more critical accounting policies are as described below.

Going concern presentation - The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States, which contemplate continuation of the Company as a going concern. The Company has incurred recurring losses from operations and has a net working capital deficiency and net capital deficiency that raises substantial doubt about its ability to continue as a going concern. The Report of Independent Registered Public Accounting Firm included in the Company’s December 31, 2006 Annual Report on Form 10-KSB stated that these conditions, among others, raise substantial doubt about the Company’s ability to continue as a going concern. Company management intends to raise additional debt and equity financing to fund future operations and to provide additional working capital. However, there is no assurance that such financing will be obtained in sufficient amounts necessary to meet the Company’s needs. The accompanying consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that may result from the outcome of this uncertainty.

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

Stock-based compensation - The Company accounts for all options and warrant grants to employees and consultants in accordance with SFAS 123R, which requires recording an expense over the requisite service period for the fair value of all options or warrants granted employees and consultants.

Results of Operations - Revenues were $99,000 during the three months ended March 31, 2007 as compared to $37,000 in the three months ended March 31, 2006. Revenues are expected to continue to increase in future periods. Cost of goods sold were $174,000 during the three months ended March 31, 2007 as compared to $26,000 in the three months ended March 31, 2006. The result of sales in the first quarter was a gross profit of ($75,000) as compared to $11,000 in the three months ended March 31, 2006. The plant has begun ramping towards full-scale operation and as a result, significant volumes of inventory are consumed for quality testing during this period. Most of the tested material is shipped out of the plant at prices significantly lower than market standard, which has resulted in a negative gross profit number for the quarter. Gross profit is expected to increase in future periods.

Total operating expenses for the three months ended March 31, 2007 approximated $3.3 million compared with $1.6 million in the comparative prior year period. As the Company ramps up the Riverbank Plant, our operating expenses are increasing commensurate with the increase in operating activity; payroll, plant supplies, repairs and maintenance as well as continuing to build our sales and management team have all resulted in higher operating expenses. Operating expenses increased in 2007 due primarily to increases in general and administrative expenses, due primarily to non-cash stock-based compensation of approximately $1.2 million relating to equity awards issuable in connection with employment agreements entered into with certain executive officers and related recruiter fees payable in equity securities, and increases in plant operations and technology development expenses, offset by decreases in consulting and legal expenses due to fewer equity based awards to consultants during 2007 as compared to 2006.

The Company recorded interest expense of approximately $3.4 million in the three months ended March 31, 2007 as compared to $114,000 in the three months ended March 31, 2006. Interest expense includes amortization of debt issue costs and debt discount of approximately $3.1 million and $52,000, for the three months ended March 31, 2007 and 2006, respectively. The increase in interest expense for 2007 as compared to the prior year is due to increased average borrowings during 2006.

The Company’s net loss increased approximately $4.1 million to approximately $6.8 million for the three months ended March 31, 2007 from $2.7 million for the comparative prior year period due primarily to the increase in loss from operations of approximately $1.8 million, due primarily to increases in plant operations and technology development and in general and administrative costs, offset by a decrease in consulting expenses, and to the increase in interest expense of $3.3 million, $3.1 million of which was non-cash amortization of debt issue costs and debt discount.

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

At March 31, 2007, we had a working capital deficit of approximately $5.1 million, compared to a working capital deficit of $3.2 million at December 31, 2006.  At March 31, 2007, we had total assets of approximately $9.6 million and a total stockholders’ deficit of $642,000 compared with total assets of approximately $10.3 million and total stockholder's equity of approximately $2.7 million at December 31, 2006.

During the three months ended March 31, 2007 cash used by operating activities increased to approximately $1.7 million from $424,000 during the comparative prior year period, due primarily to an increase in net loss.

During the three months ended March 31, 2007, cash used by investing activities increased to approximately $1.2 million relating to capital expenditures on the recycling plant as compared to $302,000 during the comparative prior year period.

During the three months ended March 31, 2007, cash provided by financing activities increased to approximately $2.8 million from $704,000 during the comparative prior year period. During 2007, the Company received proceeds of approximately $2.9 million (including approximately $1.2 million receivable for cash in escrow for securities sold in 2006, and excluding approximately $241,000 for cash in escrow for securities sold during the three months ended March 31, 2007) from sales of private placement units comprised of convertible promissory notes and warrants and subordinated notes and warrants.

At March 31, 2007, the Company does not have sufficient cash to meet its needs for the next twelve months. However, the Company continues to be in the process of raising funds, and Company management anticipates being able to raise sufficient cash to meet the Company’s needs in the next twelve months. There is no guarantee, however, that our efforts will result in raising cash in amounts sufficient to meet the Company’s needs.

Recent accounting pronouncements - In July 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN  48”), which prescribes a recognition threshold and measurement process for recording in the financial statements uncertain tax positions taken or expected to be taken in a tax return. Additionally, FIN No. 48 provides guidance on the recognition, classification, accounting in interim periods and disclosure requirements for uncertain tax positions. FIN 48 will be effective for the Company beginning January 1, 2007. Although the Company is still evaluating the potential effects of FIN 48, it is expected that the adoption of FIN 48 will not have a significant impact on the Company’s consolidated results of operations or financial position.

In December 2006, the FASB issued FASB Staff Position No. EITF 00-19-2 “Accounting for Registration Payment Arrangements ” (FSP EITF 00-19-2”), which addresses an issuer’s accounting and disclosures relating to registration payment arrangements. Inasmuch as the Company does not have any such registration payment arrangements, it is not expected that adoption of the provision of FSP EITF 00-19-2 will have a significant impact on the Company’s financial position, results of operations, or cash flows

Off-Balance Sheet Arrangements - We do not have any off balance sheet arrangements that have or are likely to have a material current or future effect on the Company's financial condition, or changes in financial condition, liquidity or capital resources or expenditures.

Quantitative and Qualitative Disclosures about Market Risk  - We do not use derivative financial instruments. Our financial instruments consist of cash and cash equivalents, trade accounts receivable, accounts payable and long-term obligations. Investments in highly liquid instruments purchased with a remaining maturity of 90 days or less at the date of purchase are considered to be cash equivalents.

Our exposure to market risk for changes in interest rates relates primarily to our short-term investments and short and long-term obligations, all of which have fixed interest rates. Thus, fluctuations in interest rates would not have a material impact on the fair value of these securities.

ITEM 3. CONTROLS AND PROCEDURES

(a) Disclosure controls and procedures.

Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Disclosure controls and procedures are defined under SEC rules as controls and other procedures that are designed to ensure that information required to be disclosed by a company in reports that it files under the Exchange Act are recorded, processed, summarized and reported within the required time periods. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective.

(b) Changes in internal control over financial reporting.

We are assessing the effectiveness of our internal controls over financial reporting on an account by account basis as a part of our on-going accounting and financial reporting review process in order to comply with Section 404 of the Sarbanes-Oxley Act of 2002, which requires our management to assess the effectiveness of our existing internal controls for the fiscal year ended December 31, 2007. This effort includes documenting, evaluating the design of and testing the effectiveness of our internal controls over financial reporting. We intend to continue to refine and improve our internal controls on an ongoing basis. During this process, we may identify items for review or deficiencies in our system of internal controls over financial reporting that may require strengthening or remediation.

There have been no changes in our internal controls over financial reporting during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

As of December 31, 2006, ECO2 Plastics, Inc., a Delaware corporation (the “Company” or “ECO2”), received subscriptions and related funds into escrow pursuant to a private placement memorandum (the “PPM”) of up to $9 million, through the offering of a minimum of 20 Units for $25,000 per unit. The offering was made to “accredited investors” as defined in Rule 501(a) under the Securities Act of 1933 and pursuant to Section 506 under the Securities Act. Each Unit consists of a $25,000 junior secured subordinated convertible debenture (the “Private Placement Notes”), bearing interest at 10% with principal and accrued interest due 18 months from issuance (“maturity date”), convertible into shares of the Company’s common stock at a price of $0.0975 per share, and a warrant, with a cashless exercise provision, to purchase 75,000 shares of restricted common stock of the Company, exercisable for approximately 10 years (expires April 15, 2015) at an exercise price of $0.06 per share (the “Private Placement Warrants”). KW Securities Corporation, a California corporation, (“KW”) served as the underwriter for the PPM. KW received, as a fee for services rendered, a common stock purchase warrant to purchase 14,625,000 shares of the Company’s common stock with a $0.06 per share strike price/cashless. As of December 31, 2006, the offering had not closed and the debentures and warrants not been issued. On February 1, 2007, the offering closed with a total of $8 million raised. Subsequent to the close of the PPM, a total of $8 million Private Placement Notes were issued and a total of 24 million Private Placement Warrants were issued.

In February 2007, the Company received $2 million pursuant to investment terms substantially similar to the PPM (the “Additional Investment”). As a result the Company issued a $2 million junior subordinated convertible debenture, bearing interest at 10% with principal and accrued interest due 18 months from issuance (“maturity date”), convertible into shares of the Company’s common stock at a price of $0.0975 per share, and a warrant, with a cashless exercise provision, to purchase 6,000,000 shares of restricted common stock of the Company, exercisable for approximately 8 years (expires April 15, 2015) at an exercise price of $0.06 per share. The conversion price of the debenture and exercise price of the warrant are subject to anti-dilution downward adjustments in the event the Company sells common stock or securities convertible into common stock at a price below the conversion or exercise prices. The debenture ranks pari passu with Private Placement Notes and Subordinated Notes and is subordinated only to the security interest granted to CIWMB. Shares underlying the debenture and warrants are subject to piggy back registration rights. In addition, a registration statement must be filed within 30 days after the investor elects to convert all or any portion of the debenture. In connection with the Additional Investment, the Additional Investment’s placement agent received a cash payment of $85,000 and received warrants, with a cashless exercise provision, to purchase 314,815 shares of restricted common stock of the Company at a per share price of $0.06 exercisable for 10 years. Pursuant to terms of the Additional Investment purchase agreement, the holder of the Additional Investment notes has the right to designate one person to become a member of the Company’s Board of Directors.

Additionally, in February 2007, the Company issued three PPM Units, comprised of $75,000 of Private Placement Notes and 225,000 Private Placement Warrants in exchange for accrued liabilities.

As of May 15, 2007 ECO2 received subscriptions and related funds into escrow pursuant to a $3 million financing on the same terms as the PPM (defined above) (the “Financing”). The offering was made to the same subscribers that invested in the Company under the PPM. The Financing offered the subscribers their pro-rata share of a minimum of 20 Units for $25,000 per unit. The offering was made to “accredited investors” as defined in Rule 501(a) under the Securities Act of 1933 and pursuant to Section 506 under the Securities Act. Each Unit consists of a $25,000 junior secured subordinated convertible debenture (the “Private Placement Notes”), bearing interest at 10% with principal and accrued interest due 18 months from issuance (“maturity date”), convertible into shares of the Company’s common stock at a price of $0.0975 per share, and a warrant, with a cashless exercise provision, to purchase 75,000 shares of restricted common stock of the Company, exercisable for approximately 10 years (expires April 15, 2015) at an exercise price of $0.06 per share (the “Private Placement Warrants”).

Each existing PPM subscriber was offered the opportunity to participate in the Financing on a pro-rata basis to enable these subscribers to maintain their prospective ownership interests in the Company. In the event that the existing subscribers did not subscribe to their pro-rata allocation, the Company obtained additional investments from existing subscribers that desired to invest over their pro-rata limit. There was no underwriter for the Financing and no fees were paid in connection with this Financing. On May 15, 2007, the Financing closed with a total of $3 million raised. A total of $3 million Financing notes and a total of 9 million Financing warrants are issuable.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Submission of matters to a Vote of Securities Holders

Pursuant to the Definitive Schedule 14C filed by the Company on February 22, 2007 (File No. 033-31067), whereby, the Company amended its Certificate of Incorporation with the state of Delaware (the “Amendment”).

The Amendment allowed the Company to (i) change its name from “Itec Environmental Group, Inc.” to “ECO2 Plastics, Inc.” (the “Name Change”); and (ii) revise the indemnification provision in accordance with the Company's employment agreement with Rodney S. Rougelot to provide for maximum indemnification and limitation of liability to directors and officers under Delaware law.

On March 22, 2007, the Company received notice from the state of Delaware confirming the effectiveness of the Amendment. The effective date of the amendment with the state of Delaware was March 12, 2007. Effective March 26, 2007, the Company’s new ticker symbol will be “ECOO.”

Item 5. Other Information

Not applicable.

Item 6. Exhibits

[See Exhibit Index below after signatures]

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

ECO2 PLASTICS, INC.

__________________________
Rodney S. Rougelot
Director, Chief Executive Officer and Interim Chief Financial Officer

DATE

__________________________

EXHIBIT INDEX

Exhibit No.	Description	Location

3.1(i)	Amendment to Restated Certificate of Incorporation	Incorporated by reference to Exhibit A to the DEFR14C filed by the Company on November 30, 2005

3.2(i)	Restated Certificate of Incorporation	Incorporated by reference to Exhibit B to the DEF-14C filed by the Company on September 9, 2002

3.3(i)	Certificate of Incorporation	Incorporated by reference to the Form S-18 Registration Statement filed by the Company File No. 33-31-67

3.4(i)	Restated Certificate of Incorporation	Incorporated by reference to the DEF-14C filed by the Company on February 22, 2007.

3.5(ii)	Bylaws	Incorporated by reference to Exhibit B to the DEF-14C filed by the Company on September 9, 2002

31.1	Certification of CEO pursuant to Section 302 of the Sarbanes-Oxley Act	Attached

31.2	Certification of CFO pursuant to Section 302 of the Sarbanes-Oxley Act	Attached

32.1	Certification of CEO pursuant to Section 906 of the Sarbanes-Oxley Act	Attached

32.2	Certification of CEO pursuant to Section 906 of the Sarbanes-Oxley Act	Attached