Form 10QSB/A
period 2007-03-31
ITEC ENVIRONMENTAL GROUP INC
filed 2007-05-17
CIK 855372

UNITED STATES
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

The number of shares of the Company's common stock outstanding on May 15, 2007 is 137,658,073.

Transitional Small Business Disclosure Format (Check One): Yes [ ] No [ X ]

ECO2 PLASTICS, INC.
FORM 10-QSB

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements

ECO2 Plastics, Inc. and Subsidiary
Condensed Consolidated Balance Sheets
(in thousands, except share and per share data)
(unaudited)

	March 31, 2007	December 31, 2006
Current assets
Cash and cash equivalents	$11	$97
Receivable for cash in escrow for securities sold	241	1,244
Accounts receivable	86	-
Inventory	155	213
Prepaid expenses and other current assets	24	62
Total current assets	517	1,616
Property and equipment, net	6,899	5,894
Deferred debt issue costs, net	2,183	2,736
Other assets	42	37
Total assets	$9,641	$10,283

Current liabilities
Accounts payable	$957	$534
Accounts payable - related party	532	468
Accrued interest	677	374
Accrued liabilities	459	709
Current portion of capital lease obligations	7	7
Current portion of convertible notes payable, net of debt discount
Held by related party Directors, net of debt discount of $1,150 and $1,567	2,001	783
Held by others, net of debt discount of $1,840 and $1,613	1,963	1,409
Current portion of note payable to California Integrated Waste Management Board	194	192
Participation Certificates obligations issued prior to 2004	354	354
Total current liabilities	7,144	4,830
Non-current liabilities
Capital lease obligations, net of current portion	1	9
Convertible notes payable, net of debt discount and current portion
Held by related party Directors, net of debt discount of $2,940 and $4,264	942	420
Held by others, net of debt discount of $1,669 and $417	556	588
Note payable to California Integrated Waste Management Board, net of discount and current portion	1,640	1,706
Total non-current liabilities	3,139	2,723
Total liabilities	10,283	7,553
Commitments and contingencies (Note 6)
Stockholders' Equity (deficit)
Preferred stock, $0.001 par value, 10,000,000 shares authorized, none issued and outstanding	-	-
Common stock, $0.001 par value, 750,000,000 shares authorized,
126,282,813 and 114,263,824 shares issued and outstanding	126	114
7,189,492 and 15,083,715 shares issuable	7	15
Additional paid-in capital	52,181	48,747
Accumulated deficit	(52,956)	(46,146)
Total stockholders' equity (deficit)	(642)	2,730
Total liabilities and stockholders' equity (deficit)	$9,641	$10,283

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

ECO2 Plastics, Inc. and Subsidiary
Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Three Months ended March 31
	2007	2006
Cash flows from operating activities:
Net loss	$(6,810)	$(2,666)
Adjustments to reconcile net loss to net cash
used by operating activities:
Depreciation and amortization	232	46
Change in fair value of warrants and derivatives	-	967
Stock-based compensation	1,157	959
Amortization of debt issue costs and discount	3,081	52
Expenses paid by issuance of notes payable	75	-
Changes in operating assets and liabilities:
Accounts receivable	(86)	-
Inventory	57	8
Prepaid expenses and deposits	33	-
Accounts payable	487	89
Accrued liabilities	101	128
Other	-	(7)
Net cash used by operating activities	(1,673)	(424)
Cash flows from investing activities:
Purchase of property, plant & equipment	(1,237)	(302)
Net cash used by investing activities	(1,237)	(302)
Cash flows from financing activities:
Decrease in restricted cash in CIWMB escrow	-	58
Payments on CIWMB note payable	(64)	-
Principal payments on capital lease obligations	(8)	-
Proceeds from issuance of notes payable	3,002	550
Payments of debt issue costs	(108)	-
Proceeds from notes payable - officers	-	96
Proceeds from warrant exercises	2	-
Net cash provided by financing activities	2,824	704
Net decrease in cash and cash equivalents	(86)	(22)
Cash and cash equivalents, beginning of period	97	32
Cash and cash equivalents, end of period	$11	$10

Supplemental disclosures of cash flow information:
Cash paid for interest	$19	$26
Cash paid for income taxes	$-	$-

Supplemental disclosures of non-cash investing and financing activities:
Warrants issued as debt issue costs	$82	$-
Stock issued in exchange for accrued compensation	$48	$-
Notes issued as relocation fee	$75	$-
Debt discounts	$2075	$-
Deferred debt issue costs	—	$49
Reclassification of temporary equity on termination of contingent price reduction	—	$164

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

Note 3. Convertible Notes Payable

Convertible notes payable and related unamortized debt discount at March 31, 2007 consist of the following (in thousands):

	Notes	Unamortized Debt discount		Notes, net of debt discount

Private Placement Notes	$10,059	$	(6,427)	$3,632
Subordinated Notes	3,002		(1,172)	1,830
Total	13,061		(7,599)	5,462
Less current portion	(6,953)		2,989	(3,964)
Convertible Notes payable, net	$6,108	$	(4,610)	$1,498

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

During the three months ended March 31, 2007 the Company entered into various arrangements with non-employee service providers in exchange for common stock. The Company recorded approximately $71,000 of expense, $60,000 of accrued liability and $11,000 of issuable common stok (see Note 7).

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

On May 7, 2007, the Company (see Note 6) granted 4,036,889 common shares to various non-employee service providers and 191,579 common shares for rent for accrued liabilities and future services. The shares will be valued on the measurement date as determined under EITF 96-18 and expensed as services are provided.

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

At March 31, 2007, we had a working capital deficit of approximately $6.6 million, compared to a working capital deficit of $3.2 million at December 31, 2006.  At March 31, 2007, we had total assets of approximately $9.6 million and a total stockholders’ deficit of $642,000 compared with total assets of approximately $10.3 million and total stockholder's equity of approximately $2.7 million at December 31, 2006.

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

During the three months ended March 31, 2007, cash provided by financing activities increased to approximately $2.8 million from $704,000 during the comparative prior year period. During 2007, the Company received proceeds of approximately $3.0 million (including approximately $1.2 million receivable for cash in escrow for securities sold in 2006, and excluding approximately $241,000 for cash in escrow for securities sold during the three months ended March 31, 2007) from sales of private placement units comprised of convertible promissory notes and warrants and subordinated notes and warrants.

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

We are assessing the effectiveness of our internal controls over financial reporting on an account by account basis as a part of our on-going accounting and financial reporting review process in order to comply with Section 404 of the Sarbanes-Oxley Act of 2002, which requires our management to assess the effectiveness of our existing internal controls for the fiscal year ending December 31, 2007. This effort includes documenting, evaluating the design of and testing the effectiveness of our internal controls over financial reporting. We intend to continue to refine and improve our internal controls on an ongoing basis. During this process, we may identify items for review or deficiencies in our system of internal controls over financial reporting that may require strengthening or remediation.

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

/s/ Rodney S. Rougelot
Rodney S. Rougelot
Director, Chief Executive Officer and Interim Chief Financial Officer

DATE

May 16, 2007

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