Form 10KSB/A
period 2006-12-31
ECO2 PLASTICS INC
filed 2007-06-22
CIK 855372

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-KSB/A

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

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

ITEM 8A. CONTROLS AND PROCEDURES

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company’s Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions in accordance with the required "disclosure controls and procedures" as defined in Rule 13a-15(e). The Company’s disclosure and control procedures are designed to provide reasonable assurance of achieving their objectives, and the principal executive officer and principal financial officer of the Company concluded that the Company’s disclosure controls and procedures were effective at the reasonable assurance level.

At the end of the period covered by this Annual Report, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's principal executive officer and principal financial officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based of the foregoing, the principal executive officer and principal financial officer of the Company concluded that the Company’s disclosure controls and procedures were effective to ensure that the information required to be disclosed in the Company’s Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management including the Company’s principal executive officer and principal financial officer to allow timely decisions regarding required disclosure.

There were no changes in the Company's internal control over financial reporting that occurred during the Company’s last fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 8B. OTHER INFORMATION

None.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned; thereunto duly authorized, in the City of Riverbank, State of California, on June 19, 2007.

Registrant

ECO2 PLASTICS, INC.

/s/ Rodney S. Rougelot
By: Rodney S. Rougelot
Director, Chief Executive Officer
and Interim Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Registrant and in the capacities indicated on June 19, 2007.

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