Form 10QSB/A
period 2007-03-31
ECO2 PLASTICS INC
filed 2007-06-22
CIK 855372

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

Transitional Small Business Disclosure Format (Check One): Yes ☐ No ☒

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

At the end of the period covered by this Quarterly Report, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's principal executive officer and principal financial officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based of the foregoing, the principal executive officer and principal financial officer of the Company concluded that the Company’s disclosure controls and procedures were effective to ensure that the information required to be disclosed in the Company’s Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management including the Company’s principal executive officer and principal financial officer to allow timely decisions regarding required disclosure.

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

DATE: June 21, 2007

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