Form 10QSB
period 2007-06-30
ECO2 PLASTICS INC
filed 2007-08-14
CIK 855372

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE
SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2007

Commission File Number: #033-31067

ECO2 PLASTICS, INC.
(f.k.a., Itec Environmental Group, Inc.)
(Exact name of small business issuer as specified in its charter)

Delaware
(State or other jurisdiction of incorporation or organization)

31-1705310
(IRS Employer Identification Number)

680 Second Street, Suite 200
San Francisco, CA 94107
(Address of principal executive offices)(Zip Code)

(415) 829-6000
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
Yes ☐ No ☒

The number of shares of the Company's common stock outstanding on August 9, 2007 is 160,497,411.

Transitional Small Business Disclosure Format (Check One): Yes ☐ No ☒

ECO2 PLASTICS, INC.
FORM 10-QSB

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

ECO2 Plastics, Inc. and Subsidiary
Condensed Consolidated Balance Sheets
(in thousands, except share and per share data)

	June 30,	December 31,
	2007	2006
Current assets	(unaudited)
Cash and cash equivalents	$14	$97
Receivable for cash in escrow for securities sold	9	1,244
Accounts receivable	331	-
Inventory	205	213
Prepaid expenses and other current assets	17	62
Total current assets	576	1,616
Property and equipment, net	7,553	5,894
Deferred debt issue costs, net	1,484	2,736
Other assets	47	37

Total assets	$9,660	$10,283

Current liabilities
Accounts payable	$1,489	$534
Accounts payable - related party	563	468
Accrued interest	1,042	374
Accrued liabilities	1,129	709
Current portion of capital lease obligations	5	7
Notes payable to directors	577	-
Current portion of convertible notes payable, net of debt discount
Held by related party Directors, net of debt discount of $2,783 and $1,567	4,775	783
Held by others, net of debt discount of $897 and $1,613	2,616	1,409
Current portion of note payable to California Integrated Waste Management Board	196	192
Participation Certificates obligations issued prior to 2004	354	354
Total current liabilities	12,746	4,830
Non-current liabilities
Capital lease obligations, net of current portion	-	9
Convertible notes payable, net of debt discount and current portion
Held by related party Directors, net of debt discount of $751 and $4,264	154	420
Held by others, net of debt discount of $2,581 and $417	514	588
Note payable to California Integrated Waste Management Board, net of discount and current portion	1,589	1,706
Total non-current liabilities	2,257	2,723
Total liabilities	15,003	7,553
Commitments and contingencies (Note 6)
Stockholders' Equity (deficit)
Preferred stock, $0.001 par value, 10,000,000 shares authorized, none issued and outstanding	-	-
Common stock, $0.001 par value, 750,000,000 shares authorized,
136,546,687 and 114,263,824 shares issued and outstanding	137	114
36,664 and 15,083,715 shares issuable	-	15
Additional paid-in capital	56,102	48,747
Deferred stock-based consulting	(251)	-
Accumulated deficit	(61,331)	(46,146)
Total stockholders' equity (deficit)	(5,343)	2,730

Total liabilities and stockholders' equity (deficit)	$9,660	$10,283

See accompanying notes to condensed consolidated financial statements.

ECO2 Plastics, Inc. and Subsidiary
Condensed Consolidated Statements of Operations
(in thousands, except per share data)
(unaudited)

	Three months ended June 30,		Six months ended June 30,
	2007	2006	2007	2006

Revenue	$418	$14	$517	$50
Cost of goods sold	430	19	604	45
Gross profit	(12)	(5)	(87)	5
Operating expenses
Plant operations and technology development	1,515	423	2,556	708
Consulting and legal fees	165	1,206	478	2,218
General and administrative	2,204	239	4,176	538
Settlement expense	740	-	740	-
Total operating expenses	4,624	1,868	7,950	3,464

Loss from operations	(4,636)	(1,873)	(8,037)	(3,459)
Other income (expense)
Interest expense	(3,739)	(729)	(7,148)	(843)
Change in fair value liability of warrants and derivatives	-	(986)	-	(1,953)
Total other income (expense)	(3,739)	(1,715)	(7,148)	(2,796)

Loss before income taxes	(8,375)	(3,588)	(15,185)	(6,255)
Income taxes	-	-	-	-

Net loss	$(8,375)	$(3,588)	$(15,185)	$(6,255)

Net loss per share, basic and diluted	$(0.06)	$(0.05)	$(0.11)	$(0.09)

Weighted average shares used in computing
net loss per share, basic and diluted	135,024	68,684	133,139	67,564

See accompanying notes to condensed consolidated financial statements.

ECO2 Plastics, Inc. and Subsidiary
Condensed Consolidated Statement of Changes in Stockholders' Equity (Deficit)
For the Six Months Ended June 30, 2007
(in thousands, except share data)
(unaudited)

	Common stock		Common Stock Issuable		Additional paid-in	Deferred stock- based	Accumulated
	Shares	Amount	Shares	Amount	capital	consulting	deficit	Total

Balance at December 31, 2006	114,263,824	$114	15,083,715	$15	$48,747	$-	$(46,146)	$2,730
Issuance of shares upon exercise of warrants	2,089,911	2			(1)			1
Issuance of shares for services	2,747,698	3			521	(251)		273
Issuance of shares for accrued compensation	492,308	1			132			133
Issuance of shares recorded as issuable in 2006	15,083,715	15	(15,083,715)	(15)				-
Shares issued for executive compensation	1,100,000	1			291			292
Shares issuable for services			36,664	-	7			7
Warrants issued for services					482			482
Stock-based compensation expense					1,681			1,681
Value of beneficial conversion feature								-
and warrants issued with notes payable					4,167			4,167
Issuance of shares upon conversion of notes payable	769,231	1			75			76
Net loss							(15,185)	(15,185)
Balance at June 30, 2007	136,546,687	$137	36,664	$-	$56,102	$(251)	$(61,331)	$(5,343)

See accompanying notes to condensed consolidated financial statements.

ECO2 Plastics, Inc. and Subsidiary
Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Six Months ended June 30,
	2007	2006
Cash flows from operating activities:
Net loss	$(15,185)	$(6,255)
Adjustments to reconcile net loss to net cash
used by operating activities:
Depreciation and amortization	492	181
Change in fair value of warrants and derivatives	-	1,953
Stock-based compensation and settlement	2,807	1,751
Amortization of debt issue costs and discount	6,438	526
Provision for settlement	740	-
Expenses paid by issuance of notes payable	75	-
Changes in operating assets and liabilities:
Accounts receivable	(331)	-
Inventory	8	27
Prepaid expenses and deposits	34	(80)
Accounts payable	1,050	341
Accrued liabilities	396	7
Net cash used by operating activities	(3,476)	(1,549)
Cash flows from investing activities:
Purchase of property, plant & equipment	(2,151)	(656)
Net cash used by investing activities	(2,151)	(656)
Cash flows from financing activities:
Decrease in restricted cash in CIWMB escrow	-	58
Payments on CIWMB note payable	(113)	(18)
Principal payments on capital lease obligations	(11)	(4)
Proceeds from issuance of notes payable	5,245	2,320
Proceeds from exercise of warrants	2
Payments of debt issue costs	(156)	(219)
Proceeds from notes payable - directors and officers	577	97
Net cash provided by financing activities	5,544	2,234
Net decrease in cash and cash equivalents	(83)	29
Cash and cash equivalents, beginning of period	97	32

Cash and cash equivalents, end of period	$14	$61

Supplemental disclosures of cash flow information:
Cash paid for interest	$40	$149
Cash paid for income taxes	$-	$-

Supplemental disclosures of non-cash investing and financing activities:
Warrants issued as debt issue costs	$95	$241
Stock issued in exchange for accrued compensation	$48	$-
Notes issued in exchange for expenses	$75	$-
Debt discount	$4,010	$2,320
Deferred debt issue costs	$-	$-
Reclassification of temporary equity on termination of contingent price reduction	$-	$163
Conversion of note and interest to convertible note	$-	$52

See accompanying notes to condensed consolidated financial statements.

ECO2 Plastics, Inc. and Subsidiary
(formerly Itec Environmental Group, Inc.)
Notes to Unaudited Condensed Consolidated Financial Statements
June 30, 2007
(unaudited)

Note 1. Description of Business and Summary of Significant Accounting Policies

Organization and Business - ECO2 Plastics, Inc. (f.k.a. Itec Environmental Group, Inc.) was incorporated under the laws of the State of Delaware in 2000, and formed for the purpose of acquiring certain patented technology and the development of a worldwide market for its usage.  In March 2007, the Company changed its name to ECO2 Plastics, Inc.

ECO2 has developed a unique and revolutionary patented process and system, referred to as the Eco2TM Environmental System (the “Eco2 Environmental System”). The Eco2 Environmental System cleans post-consumer plastics, without the use of water, at a substantial cost savings versus traditional methods (the “Process”). This Process is licensed from Honeywell Federal Manufacturing & Technologies, LLC (“Honeywell”) and the Department of Energy on an exclusive basis for the patent life. Since its inception, ECO2 has invested in the development of the technology and equipment comprising the Eco2 Environmental System, which includes “Process Patent” granted on August 7, 2007. This included building several scaled up versions of the Prototype Eco2 Environmental System (the “Prototype”), testing of the Prototypes, building a pilot plant, evaluating the product produced by the Prototype and real-time testing. The Company’s first full scale production facility was constructed in Riverbank, California and is now producing saleable product and ramping up to full scale operations. ECO2’s goal is to build and operate plastic recycling plants (the “ECO2 Plants”) in the USA that utilize the Eco2 Environmental System and to expand the Eco2 Environmental System worldwide. ECO2’s growth strategy includes organic growth, strategic acquisitions and licensing or partnership agreements, where appropriate.

Business risks and uncertainties - The Company operates in the evolving field of plastics materials recycling and its business is reliant on its licensing of technology from Honeywell. New developments could both significantly and adversely affect existing and emerging technologies in the field. The Company's success in developing additional marketable products and processes and achieving a competitive position will depend on, among other things, its ability to attract and retain qualified management personnel and to raise sufficient capital to meet its operating and development needs. While the Company is seeking financing through equity and loans, there can be no assurance that it will be successful in accomplishing its objectives.

Basis of presentation and Going Concern - The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate the Company’s continuation as a going concern. Since inception, the Company has reported recurring losses and cash used by operating activities, and has a net working capital deficiency that raises substantial doubt about its ability to continue as a going concern. During the six months ended June 30, 2007, the Company reported a net loss of approximately $15.2 million and used cash in operating activities of approximately $3.5 million, and as of June 30, 2007, had a working capital deficit of $12.2 million and a stockholders’ deficit of $5.3 million, including accumulated losses from inception of $61.3 million.

Company management intends to raise additional debt and equity financing to fund future capital expenditures, operations and to provide additional working capital, and in this regard during the six months ended June 30, 2007, the Company received cash of approximately $5.2 million pursuant to sales of securities in connection with its private placement and subordinated debt offerings, and in July received additional cash of approximately $990,000 from the sale of these private placement securities. Further, subsequent to June 30, 2007, the Company has raised $750,500 from certain members of the Company’s Board of Directors pursuant to terms of short-term notes payable, and has received funding commitments for an additional $750,500. There is no assurance that such financing will be obtained in sufficient amounts necessary to meet the Company's needs. In view of these matters, continuation as a going concern is dependent upon the Company's ability to meet its financing requirements, raise additional capital, and the success of its future operations or completion of a successful business combination.

The accompanying consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that may result from the possible inability of the Company to continue as a going concern.

Interim Financial Statements - The unaudited interim condensed consolidated financial statements and related notes are presented in accordance with the rules and regulations of the Securities and Exchange Commission with regard to interim financial information. Accordingly, the condensed consolidated financial statements do not include all of the information and notes to financial statements required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation of the Company’s financial position, results of operations and cash flows for the interim periods presented have been included. Results of operations for the interim periods ended June 30, 2007 are not necessarily indicative of the results to be expected for the entire fiscal year ending December 31, 2007 or for any other future interim period. The accompanying unaudited interim condensed consolidated financial statements should be read in conjunction with the audited annual financial statements included in the Company’s December 31, 2006 Annual Report on Form 10-KSB.

ECO2 Plastics, Inc. and Subsidiary
(formerly Itec Environmental Group, Inc.)
Notes to Unaudited Condensed Consolidated Financial Statements
June 30, 2007
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

Receivable for cash in escrow for securities sold - In connection with the sale of its securities, cash is received cash in escrow for the sale of notes payable and warrants, a portion of which had not been transferred to the Company as of the reporting period date, and which has subsequently been received by the Company.

Accounts Receivable and allowance for doubtful accounts - The Company’s accounts receivable are due from companies in the packaging, manufacturing and recycling industries. Payments from customers are due within 30 days after a satisfactory credit check, if not satisfactory, payment is required in advance of shipment. Accounts receivable are stated at amounts due from customers net of an allowance for doubtful accounts. Accounts outstanding beyond payment terms are considered past due. The Company determines its allowance by considering a number of factors, including the length of time accounts receivable are past due, the Company’s previous loss history, the customer’s current ability to pay its obligation to the Company, and the condition of the general economy and the industry as a whole. The Company writes off accounts receivable when they become uncollectible, and payments subsequently collected on such accounts are credited to the allowance for doubtful accounts and bad debt expense.

Inventories - Inventories are comprised primarily of raw materials and recorded at cost determined on a first-in-first out basis.

Property and equipment - Property and equipment are recorded at cost less accumulated depreciation and amortization. Expenditures for major additions and improvements are capitalized, and minor maintenance, repairs and replacements are charged to expense as incurred. When property and equipment are retired or otherwise disposed of, the cost and accumulated depreciation are removed from the accounts and any resulting gain or loss is included in the results of operations. Depreciation and amortization are provided using the straight-line method over the estimated useful lives of the respective assets, which are 3 years for computer equipment and software, 3 years for furniture and fixtures, 3 years for manufacturing equipment, 7 years for the recycling plant, and the lease term for leasehold improvements.

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

ECO2 Plastics, Inc. and Subsidiary
(formerly Itec Environmental Group, Inc.)
Notes to Unaudited Condensed Consolidated Financial Statements
June 30, 2007
(unaudited)

Fair value of financial instruments - The Company measures its financial assets and liabilities in accordance with generally accepted accounting principles. For certain of the Company's financial instruments, including cash and cash equivalents, receivables, accounts payable and accrued liabilities, the carrying amounts approximate fair value due to their short maturities. Amounts recorded for notes payable, net of discount, also approximate fair value because current interest rates offered to the Company for debt of similar maturities are substantially the same.

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

Stock-based compensation - On January 1, 2005 the Company adopted Statement of Financial Accounting Standard (“SFAS”) No. 123R, Accounting for Stock-Based Compensation (“FAS 123R”). FAS 123R sets forth the accounting for share-based payment transactions in which an enterprise receives employee services in exchange for (a) equity instruments of the enterprise or (b) liabilities that are based on the fair value of the enterprise's equity instruments or that may be settled by the issuance of such equity instruments. The statement requires that such transactions be accounted for using a fair-value-based method, which requires recording expense over the requisite service period for the fair value of options or warrants granted to employees and consultants. Upon adoption, the Company applied the modified-prospective transition method for the transition from APB 25 to SFAS 123R. There was no cumulative effect from the change in accounting principles from APB 25 to SFAS 123R.

Basic and diluted net loss per share - Basic net loss per common share is computed by dividing net loss by the weighted-average number of common shares outstanding during the period. Diluted net loss per common share is determined using the weighted-average number of common shares outstanding during the periods, adjusted for the dilutive effect of common stock equivalents, consisting of shares that might be issued upon exercise of common stock options, warrants or convertible promissory notes. In periods where losses are reported, the weighted-average number of common shares outstanding excludes common stock equivalents, because their inclusion would be anti-dilutive. Computations of net loss per share for the interim periods ended June 30, 2007, exclude 154,570,564 shares relating to common stock issuable upon conversion of convertible notes payable, and 134,752,489 shares issuable upon exercise of outstanding and issuable warrants to purchase common stock. Computations of net loss per share for the interim periods ended June 30, 2006, exclude 29,948,533 shares relating to common stock issuable upon conversion of convertible notes payable, 50,205,363 shares issuable upon exercise of outstanding and issuable warrants, and 19,458,403 shares issuable upon exercise of rights to purchase common stock. These common stock equivalents could have the effect of decreasing diluted net income per share in future periods.

ECO2 Plastics, Inc. and Subsidiary
(formerly Itec Environmental Group, Inc.)
Notes to Unaudited Condensed Consolidated Financial Statements
June 30, 2007
(unaudited)

Reclassifications - Certain amounts in 2006 financial statements have been reclassified or rounded to conform to 2007 presentations.

Recent accounting pronouncements - In July 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN  48”), which prescribes a recognition threshold and measurement process for recording in the financial statements uncertain tax positions taken or expected to be taken in a tax return. Additionally, FIN No. 48 provides guidance on the recognition, classification, accounting in interim periods and disclosure requirements for uncertain tax positions. FIN 48 is effective for the Company beginning January 1, 2007, and the adoption did not have a significant impact on the Company’s consolidated results of operations or financial position.

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

Note 3. Convertible Notes Payable

Convertible notes payable and related unamortized debt discount at June 30, 2007 consist of the following (in thousands):

		Unamortized	Notes, net of
	Notes	Debt discount	debt discount
Private Placement Notes	$12,069	$(6,591)	$5,478
Subordinated Notes	3,002	(421)	2,581
Total	15,071	(7,012)	8,059
Less current portion	(11,071)	3,680	(7,391)
Convertible Notes payable, net	$4,000	$(3,332)	$668

Private Placement Notes - The Company has received subscriptions and related funds into escrow pursuant to a private placement memorandum (the “PPM”) through the offering of a minimum of 20 Units for $25,000 per unit. Each Unit consists of a $25,000 junior secured subordinated convertible debenture (the “Private Placement Notes”), bearing interest at 10% with principal and accrued interest due 18 months from issuance (“maturity date”), convertible into shares of the Company’s common stock at a price of $0.0975 per share, and a warrant, with a cashless exercise provision, to purchase 75,000 shares of restricted common stock of the Company, exercisable until April 15, 2015 at an exercise price of $0.06 per share (the “Private Placement Warrants”). The conversion price of the debentures and exercise price of the warrant are subject to anti-dilution downward adjustments in the event the Company sells common stock or securities convertible into common stock at a price below the conversion or exercise prices. The security is subordinated only to the security interest granted to CIWMB. The shares underlying the debentures and warrants are subject to piggy back registration rights. In addition, a registration statement must be filed within 30 days after an investor elects to convert all or any portion of the debenture. During 2006, proceeds for approximately $7.9 million of Private Placement Notes had been received into escrow, and as a result the Company has recorded convertible notes payable and approximately 23.7 million warrants. At December 31, 2006, approximately $1.2 million of escrowed funds had not been disbursed to the Company, which was reported as a receivable for cash in escrow for securities sold, and which was received by the Company in 2007. During 2006, holders of $150,000 of other notes payable converted those notes, plus accrued interest into subscription units comprised of approximately $159,000 of Private Placement Notes and 450,000 warrants, and the Company also issued $60,000 of Private Placement Notes and 180,000 Private Placement Warrants. In 2006, debt discount of approximately $7.7 million was recorded, of which approximately $1.8 million and $2.3 million was recorded during the three and six months ended June 30, 2006. As of December 31, 2006, the offering had not closed and the debentures and warrants not been issued. On February 1, 2007, the offering closed and during the three months ended March 31, 2007, the debentures and warrants were issued.

ECO2 Plastics, Inc. and Subsidiary
(formerly Itec Environmental Group, Inc.)
Notes to Unaudited Condensed Consolidated Financial Statements
June 30, 2007
(unaudited)

Prior to August 18, 2006, the Company had certain notes payable outstanding that included a variable conversion price, which qualified the embedded conversion option as a derivative pursuant to SFAS 133 and related interpretations, since the conversion price the ability to have enough authorized common shares to fulfill its potential obligations under convertible debt contracts was not under Company control. In such circumstances, the debenture instrument is separated into a debt instrument and an embedded option instrument for financial statement purposes and the embedded option instrument is recorded as a liability at fair value and marked to fair value at each reporting date through the statement of operations as other income or expense. The existence of the absence of the ability to have enough authorized common shares to fulfill its potential obligations for the repaid notes, required that all conversion features and all warrants outstanding also be accounted for at fair value and marked to fair value through the statement of operations.

At Private Placement Note issuance dates through August 18, 2006, the total fair value liability recorded for Private Placement Note embedded conversion options and Private Placement Warrants was approximately $3.8 million and at August 18, 2006, the total fair value liability recorded was $2.4 million. The full fair value of the warrants of approximately $1.1 million, and $1.5 million of the $2.7 million fair value of the embedded conversion feature were allocated to debt discount, the maximum to be recorded, and the remaining $1.2 million to operations for the year ended December 31, 2006, respectively, as a change in fair value of warrants and derivatives. At August 18, 2006, when the Company no longer had an inability to have enough authorized common shares to fulfill its potential obligations, the fair value liability of approximately $2.4 million recorded was reclassified to additional paid-in capital.

During the three and six months ended June 30, 2007, the Company received approximately $2.0 million and $4 million, respectively, pursuant to investment terms substantially similar to the PPM (the “Additional Investment”), and in July received additional cash of approximately $1 million from the sale of these private placement securities. As a result the Company issued $5 million junior subordinated convertible debentures, bearing interest at 10% with principal and accrued interest due 18 months from issuance (“maturity date”), convertible into shares of the Company’s common stock at a price of $0.0975 per share, and a warrant, with a cashless exercise provision, to purchase 15,000,000 shares of restricted common stock of the Company, exercisable for approximately 8 years (expires April 15, 2015) at an exercise price of $0.06 per share. The conversion price of the debenture and exercise price of the warrant are subject to anti-dilution downward adjustments in the event the Company sells common stock or securities convertible into common stock at a price below the conversion or exercise prices. The debenture ranks pari passu with Private Placement Notes and Subordinated Notes and is subordinated only to the security interest granted to CIWMB. Shares underlying the debenture and warrants are subject to piggy back registration rights. In connection with the Additional Investment, the Additional Investment’s placement agent received cash fees of approximately $100,000 and received warrants, with a cashless exercise provision, to purchase 382,429 shares of restricted common stock of the Company at a per share price of $0.06 exercisable for 10 years. Pursuant to rights and terms of the Additional Investment purchase agreement, the holder of $2 million of the Additional Investment notes has designated one person to become a member of the Company’s Board of Directors, which such person was appointed in 2007. Additionally, in February 2007, the Company issued three PPM Units, comprised of $75,000 of Private Placement Notes and 225,000 Private Placement Warrants in exchange for accrued liabilities, which such notes were immediately converted into 769,231 shares of Company common stock in accordance with the terms of the notes. During the three and six months ended June 30, 2007, debt discount, comprised of warrant and beneficial conversion feature values, of approximately $2 million and $4.1 million, respectively, was recorded, The fair value of warrants was computed using a Black-Scholes option pricing method with the following assumptions: expected term of 10 years (based on the contractual term), volatility of approximately 180% (based on historical volatility), zero dividends and interest rate of approximately 4.6%.

During the three and six months ended June 30, 2007, approximately $1.7 million and $3.3 million of the discount was amortized to interest expense, and approximately $359,000 and $405,000 was amortized to interest expense during the three and six months ended June 30, 2006.

ECO2 Plastics, Inc. and Subsidiary
(formerly Itec Environmental Group, Inc.)
Notes to Unaudited Condensed Consolidated Financial Statements
June 30, 2007
(unaudited)

Subordinated Notes - During 2006, the Company received $2.8 million pursuant to a private placement of subordinated convertible notes (the “Subordinated Notes”), bearing interest at 10%, with principal and accrued interest due 12 months from issuance, convertible into shares of the Company’s common stock at a price of $0.0975 per share, and warrants, with cashless exercise provisions, to purchase 28,000,000 shares of restricted common stock, exercisable until April 2015 at an exercise price of $0.12 per share (the “Subordinated Notes Warrants”). The conversion price of the debentures is subject to anti-dilution downward adjustments in the event the Company sells common stock or securities convertible into common stock at a price below the conversion price. The Subordinated Notes rank pari passu with Private Placement Notes and are subordinated only to the security interest granted to CIWMB. The shares underlying the notes and warrants are subject to piggy back registration rights. In addition, a registration statement must be filed within 30 days after an investor elects to convert all or any portion of the note. In August 2006, the holder of a $200,000 short-term convertible note payable converted the note, plus accrued interest into a Subordinated Note of $202,000 and 2,020,000 warrants. In the event holders of Subordinated Notes elect to convert such notes into shares of Company common stock, the Company will issue Subordinated Notes Warrants exercisable into that number of shares of the Company’s common stock equal to the quotient of (i) 65% of the value of the converted notes divided by (ii) a per share price of $0.12, a total of 16,260,833 warrants if all notes are converted. The Subordinated Notes are due $500,000 on August 1, 2007, $1 million on August 15, 2007, $202,000 on August 29, 2007 and $1.3 million on September 14, 2007. In July 2007, Subordinated Notes in the amount of $202,000, together with accrued interest of approximately $18,000, were converted into approximately 2.2 million shares of common stock, and in connection therewith, the holder of converted notes received warrants to purchase approximately 1.2 million shares of Company common stock. The holder of the $500,000 note due August 1, 2007 has advised the Company of their intention to convert the note and related accrued interest, which will result in the issuance of approximately 5.5 million shares and approximately 3 million warrants.

In 2006, debt discount relating to these Subordinated Notes of approximately $3.2 million was recorded, none during the six months ended June 30, 2006, of which approximately $751,000 and $1.5 million was amortized to interest expense during the three and six months June 30, 2007. The remaining $421,000 of debt discount at June 30, 2007 will be amortized to interest expense over the remaining terms of the borrowings.

Note 4. Common Stock, Stock Warrants and Other Rights to Purchase Common Stock

Common Stock Issued for Services -

During July 2006, the Company entered into an employment agreement with an individual to serve as its Chief Executive Officer and a Director, pursuant to which, among other things, the executive received 44,000,000 shares of Company common stock, of which 26,400,000 were fully vested, issued and outstanding at December 31, 2006 and March 31, 2007, and of which 8,800,000 shares vest in September 2007, and the remaining 8,800,000 vest pro-rata from October 2007 to September 2008. The total value of the shares based on the grant date quoted trading price of the Company’s common stock was approximately $5.7 million. In connection with this agreement, the Company recorded compensation expense of approximately $3.4 million for fully-vested shares, and $500,000 for a portion of the unvested shares amortized on a straight-line basis over the vesting periods. A total of 44,000,000 shares of Company common stock were issued to the executive in 2006, a portion of which is subject to return in accordance with vesting provisions. As of December 31, 2006, there was approximately $1.8 million of unrecognized compensation expense related to unvested stock awards, which is expected to be recognized as expense of approximately $1.4 million in 2007 and $405,000 in 2008. During the three and six months ended June 30, 2007, the Company recognized stock-based compensation expense of approximately $429,000 and $858,000, respectively, and as of June 30, 2007, there was approximately $930,000 of unrecognized compensation expense related to unvested stock.

Pursuant to an agreement with an executive recruiter and placements of the Company’s Chief Executive and Operating Officers in 2006, the recruiter is entitled to receive 11,456,923 shares of Company common stock, of which 9,036,923 shares are fully-vested, and of which 2,420,000 shares vest in September 2007, and warrants to purchase 519,750 shares of Company common stock at a per share price of $0.06 per share exercisable for 10 years, and warrants to purchase 4,950,000 shares of Company common stock at a per share price of $0.0975 exercisable for 10 years. In connection with this agreement, the shares are valued at approximately $1.5 million based on the quoted trading prices of $0.13 and $0.135 on the effective dates and the warrants are valued at approximately $737,000 computed using a Black-Scholes option pricing method with the following assumptions: contractual term of 10 years, volatility of 183% (based on historical volatility over the term), zero dividends and interest rate of approximately 4.8%. In 2006, the Company recorded compensation expense of approximately $1.7 million for fully-vested shares and fully-vested warrants, and $129,000 for a portion of the unvested shares and warrants amortized on a straight-line basis over the vesting periods. During the three and six months ended June 30, 2007, the Company recognized stock-based compensation expense of approximately $134,000 and $268,000, respectively, and as of June 30, 2007, there was approximately $178,000 of unrecognized compensation expense related to unvested stock and stock warrants, which is expected to be recognized as expense in 2007.

ECO2 Plastics, Inc. and Subsidiary
(formerly Itec Environmental Group, Inc.)
Notes to Unaudited Condensed Consolidated Financial Statements
June 30, 2007
(unaudited)

During the six months ended June 30, 2007, the Company issued 2,668,954 shares of Company common stock to various non-employee service providers and has recorded the fair value of shares issued based on the closing market price of stock of approximately $471,000 as an increase in additional paid-in capital. The excess of the fair value of shares issued over $220,000 of expense recognized is recorded as deferred stock-based consulting a component of stockholders’ deficit.

Stock Warrants - The fair value of warrants issued during 2006 and 2007 was estimated using the Black-Scholes option-pricing model with the following assumptions: a dividend yield of 0%; expected volatility of approximately 172% to 183% (based on historical volatility over the terms); risk-free interest rates of approximately 5%; and contractual terms of 3.5 to 10 years. The weighted-average fair value of warrants granted during the six months ended June 30, 2006 and 2007 approximated $0.13 and $0.20, respectively.

During 2006, the Company entered into an employment agreement with an individual to serve as its Chief Operating Officer, pursuant to which, among other things, the executive will receive shares of Company common stock (or stock options, at the executive’s election) covering 5% of Common Stock Equivalents, as defined in the agreement. The Effective Date of the employment agreement is October 19, 2006, at which date the executive is to receive options to purchase 24,000,000 common shares (shares were not elected) of Company common stock, of which 12,000,000 (50%) warrant are fully-vested, and of which 6,000,000 warrants vest in October 2007 and the remaining 6,000,000 vest pro-rata from November 2007 to October 2008. The warrants are exercisable at $0.0975 per share for ten years. In connection with this agreement, the Company recorded compensation expense of approximately $1.6 million based on the fair value as determined utilizing the Black-Scholes valuation model as of the Effective Date for fully-vested shares, and $155,000 for a portion of the unvested shares amortized on a straight-line basis over the vesting periods. As of December 31, 2006, there was approximately $1.5 million of unrecognized compensation expense related to unvested stock warrants, which is expected to be recognized as expense of approximately $810,000 in 2007 and $655,000 in 2008. During the three and six months ended June 30, 2007, the Company recognized stock-based compensation expense of approximately $202,000 and $404,000, respectively, and as of June 30, 2007, there was approximately $1.1 million of unrecognized compensation expense related to unvested stock warrants.

Prior to August 18, 2006, the Company had determined that pursuant to EITF 00-19, all of the Company’s warrants and investment rights granted to non-employees are to be classified as liabilities, since the Company has issued convertible debt with variable conversion terms, the ability to have enough authorized common shares to fulfill its potential obligations under convertible debt and warrant contracts is not under the Company control and accordingly the criteria for classification as equity instruments under EITF 00-19 is not met. During the three and six months ended June 30, 2006, the Company recognized approximately $986,000 and $2.0 million, respectively, of other expense relating to the change in fair value of warrants during the periods which is included in the accompanying statement of operations as the change in fair value liability of warrants and derivatives. At August 18, 2006, when the Company no longer had the inability to have enough authorized common shares to fulfill its potential obligations, the fair value liability of all outstanding warrants and investment rights recorded at that date was reclassified to additional paid-in capital.

In February 2007, the Company entered into an employment agreement with an individual to serve as its Vice President of Sales & Marketing, pursuant to which, among other things, the executive received 4.4 million shares of Company common stock, 1.1 million of which are fully-vested and the remainder vesting evenly over the next three years, and is entitled to receive warrants to purchase 1.1 million shares of Company common stock at $0.30 per share on the one year anniversary of the employment agreement and warrants to purchase 1.1 million shares of Company common stock at $0.40 per share on the second year anniversary. The warrants are to have a four-year term and vest ratably over 3 years. In connection with this agreement, the Company recorded compensation expense of approximately $187,000 and $479,000 during the three and six months ended June 30, 2007 based on the fair value as determined utilizing the Black-Scholes valuation model as of the Effective Date for fully-vested shares and for a portion of the unvested shares amortized on a straight-line basis over the vesting periods. As of June 30, 2007, there was approximately $1.1 million of unrecognized compensation expense related to unvested stock and warrants.

During the three months ended June 30, 2007, the Company issued warrants to a new Director to purchase 500,000 shares of its common stock at an exercise price of $0.19 per share with a 4-year term and recorded compensation expense of approximately $89,000 based on the fair value as determined utilizing the Black-Scholes valuation model. Additionally, the Company issued warrants to a new employee to purchase 2,000,000 shares of its common stock at an exercise price of $0.0975 with a ten year term and recorded compensation expense of approximately $380,000 based on the fair value as determined utilizing the Black-Scholes valuation model. The warrants issued to the new employee were assigned to the Company by one of its other executive officers, which was recorded as a contribution of capital in accordance with the provisions of SFAS 123R.

During the three months ended June 30, 2007, the Company issued warrants to a new Director to purchase 500,000 shares of its common stock at an exercise price of $0.19 per share with a 4-year term and recorded compensation expense of approximately $89,000 based on the fair value as determined utilizing the Black-Scholes valuation model. Additionally, the Company issued warrants to a new employee to purchase 2,000,000 shares of its common stock at an exercise price of $0.0975 with a ten year term and recorded compensation expense of approximately $380,000 based on the fair value as determined utilizing the Black-Scholes valuation model. The warrants issued to the new employee were assigned to the Company by one of its other executive officers, which was recorded as a contribution of capital in accordance with the provisions of SFAS 123R.

During the six months ended June 30, 2007, pursuant to receipt of notices of cash and cashless exercises of 2,278,439 warrants, the Company issued 2,089,911 shares of its common stock and received proceeds of approximately $1,400.

The intrinsic value of stock warrants is calculated by aggregating the difference between the closing market price of the Company’s common stock and the exercise price of stock warrants which have an exercise price less than that market price.

ECO2 Plastics, Inc. and Subsidiary
(formerly Itec Environmental Group, Inc.)
Notes to Unaudited Condensed Consolidated Financial Statements
June 30, 2007
(unaudited)

The following summarizes activity for stock warrants issued to lenders in connection with borrowings, all of which are exercisable:

		Weighted	Weighted average remaining	Aggregate
		average	contractual	intrinsic value
	Outstanding	exercise price	life in years	(in thousands)
Balance at December 31, 2006	59,858,439	$0.09	5.8	$3,518
Granted	12,032,310	0.06
Exercised	(2,278,439)	0.01
Expired/cancelled	-	-
Balance at June 30, 2007	69,612,310	$0.09	6.5	$7,062

The following summarizes activity for stock warrants issued to consultants for services, all of which are exercisable:

		Weighted	Weighted average remaining	Aggregate
		average	contractual	intrinsic value
	Outstanding	exercise price	life in years	(in thousands)
Balance at December 31, 2006	32,194,871	$0.08	7.4	$2,433
Granted	382,429	0.08
Exercised	-	-
Expired/Cancelled	-	-
Balance at June 30, 2007	32,577,300	$0.08	7.0	$3,583

The following summarizes activity for stock warrants issued to employees:

		Weighted	Weighted average remaining	Aggregate
		average	contractual	intrinsic value
	Outstanding	exercise price	life in years	(in thousands)
Balance at December 31, 2006	31,850,000	$0.07	9.2	$2,416
Granted	725,000	0.12
Exercised	-	-
Expired/ Cancelled	-	-
Balance at June 30, 2007	32,575,000	$0.08	8.9	$3,525

 The following summarizes activity for all stock warrants:

		Weighted	Weighted average remaining	Aggregate
		average	contractual	intrinsic value
	Outstanding	exercise price	life in years	(in thousands)
Balance at December 31, 2006	123,903,310	$0.08	6.9	$8,425
Granted	13,139,739	0.06
Exercised	(2,278,439)	0.01
Expired/ Cancelled	-	-
Balance at June 30, 2007	134,764,610	$0.08	6.6	$14,170

Additional information regarding all warrants outstanding as of June 30, 2007, is as follows:

		Weighted average	weighted average
Range of exercise prices	Shares	remaining life	exercise price
$ 0.001	910,000	3.5 years	$0.001
$ 0.05	1,100,000	3.6 years	0.05
$ 0.06	78,124,489	7.7 years	0.06
$ 0.09 - $ 0.10	17,950,000	9.6 years	0.10
$ 0.12 - $ 0.13	35,868,000	3.6 years	0.12
$ 0.19	500,000	3.9 years	0.19
$ 0.25	300,000	3.3 years	0.25
$ 29.70	12,121	0.6 years	29.70
Total	134,764,610	6.7 years	$0.08

ECO2 Plastics, Inc. and Subsidiary
(formerly Itec Environmental Group, Inc.)
Notes to Unaudited Condensed Consolidated Financial Statements
June 30, 2007
(unaudited)

Note 5.  Related Party Transactions

Certain of the Company’s Directors are holders or representatives of holders of the Company’s Private Placement Notes and Subordinated Notes in the aggregate amount of approximately $8.5 million at June 30, 2007 and $7.0 million at December 31, 2006.

During the three months ended June 30, 2007, two of the Company’s Directors made loans to the Company in the aggregate total of $577,000, which are due on demand and bear interest at 10% per annum. In July 2007, the loan from one Director in the amount of $300,000 was repaid, and the other $277,000 was cancelled and replaced with loans made by Directors as described in Note 7.

Pursuant to an agreement with The Otto Law Group, PLLC (“OLG”), a law firm, the managing partner of which is one of the Company’s Directors, for legal services, the Company periodically issued vested non-forfeitable common shares, and any proceeds from the sale of such shares by OLG and reported to the Company were credited against invoice amounts due to OLG for legal services. There were no reported stock sale proceeds during 2006. The agreement had no stated term. During 2006, the Company issued 2,802,925 shares of its common stock and recorded legal expense of approximately $336,000, which was determined based on the $0.12 per share quoted trading price on date of issuance. In August 2006, the Company entered into an engagement agreement with OLG, whereby the prior agreement was superseded and replaced, and among other things, the Company issued 2,500,000 shares of its common stock. The shares were valued at the quoted trading prices of $0.11 on the grant date, resulting in an expense of $275,000. During the six months ended June 30, 2007 and 2006, the Company incurred OLG legal fee services of approximately $223,000 and $967,000, respectively. Accounts payable to OLG for legal services was approximately $563,000 at June 30, 2007 and reported as accounts payable - related party in the accompanying consolidated balance sheet.

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

ECO2 Plastics, Inc. and Subsidiary
(formerly Itec Environmental Group, Inc.)
Notes to Unaudited Condensed Consolidated Financial Statements
June 30, 2007
(unaudited)

Note 6. Commitments and Contingencies

Legal Matters - During 2005, the Company issued 2,737,220 shares of its common stock (and certain registration rights) to Brean Murray Carret & Co., LLC (“BMC”) as retainer for certain corporate finance and investment banking services to be provided pursuant to the corporate finance representation agreement between the parties entered into in 2005. The agreement was for a period of one year, extendable to two years upon completion of a successful financing. In the event of a consummated transaction, the Company would pay BMC fees ranging from 2% to 8% of amounts raised, varying in amounts of securities issued in the financing, depending of the type of securities and nature of transaction. In October 2005, the Company issued to BMC an additional 744,542 shares of its common stock and warrants to purchase 850,000 shares of Company common stock at a per share price of $0.001 for a term of 5 years. In December 2006, BMC filed an arbitration claim against the Company with the NASD seeking in excess of $1 million from the Company. The Company filed a response and affirmative defenses and a counterclaim against BMC, and BMC subsequently filed its response and affirmative defenses to the Company’s counterclaim in March 2007. The Company has been engaged in settlement negotiations, and in this regard, inasmuch as Company management believes that it is probable that a settlement will occur and determined an estimated value of such settlement, in accordance with Statement of Financial Accounting Standards No. 5 “Accounting for Contingencies’ during the three months ended June 30, 2007, the Company recorded an estimated provision for settlement for $740,000.

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

Agency Agreement - In 2005, the Company entered into a three year Agency Agreement with H. Muehlstein & Co., Inc. (“Muehlstein”), pursuant to which Muehlstein will act as the Company’s exclusive agent for the annual purchase and sale of up to sixty million pounds, subject to increase under certain circumstances, of ECO2’s PET flake and post-consumer HDPE natural flake and pellets in the USA and Canada. This agreement prohibits the Company from engaging additional sales agents, but does not limit the Company’s direct sales to customers.

Note 7. Subsequent Events

In July 2007, the Company received loans of $750,500 from various members of the Company’s Board of Directors (the “Loans”). In accordance with the Loans, each Loan Participant received a promissory note with an interest rate of 15% per annum (the “Note”). All or any portion of the Note, any accrued interest thereon and all other sums due under the Note, is due and payable on demand within 90 days of the Note (the Maturity Date”). Beginning on the Maturity Date, the Company will make monthly installment payments until the principal and any accrued interest have been paid in full. In connection with the Loan, Loan Participant received common stock purchase warrants to purchase 4,502,000 shares of Company common stock with an exercise price of $0.06 per share that expires in April 2015. The shares underlying the warrants are subject to piggy back registration rights. The exercise price of the warrants is subject to anti-dilution downward adjustments in the event the Company sells common stock at a price below the exercise price. Additionally, the Company has received commitments from the Loan Participants for additional Loans of $750,500.

In July 2007, Subordinated Notes in the amount of $202,000, together with accrued interest of approximately $18,000, were converted into 2,254,803 shares of common stock, and in connection therewith, the holder of converted notes received warrants to purchase approximately 1.2 million shares of Company common stock at an exercise price of $0.12 per share with a term expiring in April 2015.

In July 2007, pursuant to receipt of notices of cashless exercises of 2,920,000 shares of Company common stock, comprised of 300,000 with an exercise price of $0.06 per share and 2,620,000 with an exercise price of $0.12 per share, the Company issued 1,179,685 shares of its common stock.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

ECO2 Plastics, Inc.
June 30, 2007 Form 10-QSB

This Item 2 and the June 30, 2007 Quarterly Report on Form 10-QSB may contain “forward-looking statements.” In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “could,” “expects,” “plans,” “intends,” “anticipates,” “believes,” “estimates,” “predicts,” “potential” or “continue” or the negative of such terms and other comparable terminology. These forward-looking statements include, without limitation, statements about our market opportunity, our strategies, competition, expected activities and expenditures as we pursue our business plan, and the adequacy of our available cash resources. Although we believe that the expectations reflected in any forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Actual results may differ materially from the predictions discussed in these forward-looking statements. Changes in the circumstances upon which we base our predictions and/or forward-looking statements could materially affect our actual results. Additional factors that could materially affect these forward-looking statements and/or predictions include, among other things: (1) our limited operating history; (2) our ability to pay down existing debt; (3) our ability to retain the professional advisors necessary to guide us through our corporate restructuring; (4) the risks inherent in the investigation, involvement and acquisition of a new business opportunity; (5) unforeseen costs and expenses; (6) potential litigation with our shareholders, creditors and/or former or current investors; (7) the Company's ability to comply with federal, state and local government regulations; and (8) other factors over which we have little or no control.

The following should be read in conjunction with the Company’s unaudited financial statements included in this Quarterly Report on Form 10-QSB and with the Company’s audited annual financial statements included in its December 31, 2006 Annual Report on Form 10-KSB.

Business   -   ECO2 Plastics, Inc. (f.k.a. Itec Environmental Group, Inc.) was incorporated under the laws of the State of Delaware in 2000, and formed for the purpose of acquiring certain patented technology and the development of a worldwide market for its usage. In March 2007, the Company changed its name to ECO2 Plastics, Inc.

ECO2 has developed a unique and revolutionary patented process and system, referred to as the ECO2 Environmental System (the “ECO2 Environmental System”). The ECO2 Environmental System cleans post-consumer plastics, without the use of water, at a substantial cost savings versus traditional methods (the “Process”). This Process is licensed from Honeywell FM&T (“Honeywell”) and the Department of Energy (“DOE”) on an exclusive basis for the life of the patent. Since its inception, ECO2 has invested in the development of the technology and equipment comprising the ECO2 Environmental System, which includes the “Process Patent” issued on August 7, 2007. This included building several scaled up versions of the Prototype ECO2 Environmental System (the “Prototype”), testing of the Prototypes, building a pilot plant, evaluating the product produced by the Prototype and real-time testing. The Company’s first full scale production facility was constructed in Riverbank, California and is now producing saleable product and ramping up to full scale operations. ECO2’s goal is to build and operate plastic recycling plants (the “ECO2 Plants”) in the USA that utilize the ECO2 Environmental System and to expand the ECO2 Environmental System worldwide. ECO2’s growth strategy includes organic growth, strategic acquisitions and licensing or partnership agreements, where appropriate.

ECO2 intends to locate its second plant in the greater Los Angeles basin, which is home to over 18.5 million residents. The Company’s research indicates that the greater Los Angeles basin generates an enormous amount of plastic containers. The Company has engaged a team of engineers to conduct the preliminary design efforts and has engaged a team of location and logistics specialists to support the Company in the site selection process currently underway.

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

Critical Accounting Policies and Estimates  -  The preparation of financial statements included in this Quarterly Report on Form 10-QSB requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  On an on-going basis, management evaluates its estimates and judgments. Management bases its estimates and judgments on historical experiences and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources.  Actual results may differ from these estimates under different assumptions or conditions.  The more significant accounting estimates inherent in the preparation of the Company's financial statements include estimates as to the depreciable lives of property and equipment, valuation of equity related instruments issued, and the valuation allowance for deferred income tax assets. Our accounting policies are described in the notes to financial statements included in this Quarterly Report on Form 10-QSB and our Annual Report on Form 10-KSB. The more critical accounting policies are as described below.

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

Results of Operations - Revenues were $418,000 and $517,000 during the three and six months ended June 30, 2007 as compared to $14,000 and $50,000 in the three and six months ended June 30, 2006. Revenues are expected to continue to increase in future periods. Cost of goods sold were $430,000 and $604,000 during the three and six months ended June 30, 2007 as compared to $19,000 and $45,000 in the three and six months ended June 30, 2006. Gross profit (deficit) was ($12,000) and ($87,000) for the three and six months ended June 30, 2007 as compared to ($5,000) and $5,000 for the three and six months ended June 30, 2006. The plant has begun ramping towards full-scale operation and as a result, significant volumes of inventory are consumed for quality testing during this period. Most of the tested material is shipped out of the plant at prices significantly lower than market standard, which has resulted in a negative gross profit in 2007. Gross profit is expected to increase in future periods.

Plant operations and technology development expenses increased to $1.5 million and $2.6 million for the three and six months ended June 30, 2007 as compared to $423,000 and $708,000 for the three and six months ended June 30, 2006. As the Company ramps up the Riverbank Plant, our operating expenses are increasing commensurate with the increase in operating activity, comprised primarily of payroll and related, utilities, occupancy, supplies, and repairs and maintenance expenses. These expenses are expected to continue to increase in future periods. As production increases to closer to capacity volumes, certain plant operations expenses will be included in cost of goods sold.

Consulting and legal fees decreased to $169,000 and $482,000 for the three and six months ended June 30, 2007 as compared to $1.2 million and $2.2 million for the three and six months ended June 30, 2006. Decreases were primarily due to there being fewer stock-based based awards to consultants during 2007 as compared to 2006.

General and administrative expenses increased to $2.2 million and $4.2 million for the three and six months ended June 30, 2007 as compared to $239,000 and $538,000 for the three and six months ended June 30, 2006. Increases were primarily due to non-cash stock-based compensation relating to equity awards issued and issuable in connection with employment agreements entered into with certain executive officers and related recruiter fees payable in equity securities, as well as continuing to build our sales and management team.

During the three months ended June 30, 2007, the Company recorded an estimated provision of $740,000 for an anticipated settlement in connection with arbitration with a former investment advisor.

The Company recorded interest expense of approximately $3.7 million and $7.1 million in the three and six months ended June 30, 2007 as compared to $729,000 and $843,000 in the three and six months ended June 30, 2006. Interest expense includes amortization of debt issue costs and debt discount of approximately $3.3 million and $6.4 million for the three and six months ended June 30, 2007 and $474,000 and $526,000 for the three and six months ended June 30, 2006, respectively. The increase in interest expense for 2007 as compared to the prior year is due to increased average borrowings during the last half of 2006 and in 2007.

The Company’s net loss increased approximately $4.8 million to $8.4 million for the three months ended June 30, 2007 from $3.6 million for the three months ended June 30, 2006 and increased approximately $8.9 million to $15.2 million for the six months ended June 30, 2007 from $6.3 million during the comparative prior year period due primarily to the increase in loss from operations resulting from increases in plant operations and technology development, general and administrative costs and settlement provision, offset by a decrease in consulting expenses, and to the increase in interest expense.

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

At June 30, 2007, we had a working capital deficit of approximately $12.2 million, compared to a working capital deficit of $3.2 million at December 31, 2006.  At June 30, 2007, we had total assets of approximately $9.7 million and a total stockholders’ deficit of $5.3 million compared with total assets of approximately $10.3 million and total stockholder's equity of approximately $2.7 million at December 31, 2006.

During the six months ended June 30, 2007 cash used by operating activities increased to approximately $3.5 million from $1.5 million during the comparative prior year period, due primarily to an increase in net loss as described under operating results above.

During the six months ended June 30, 2007, cash used by investing activities increased to approximately $2.2 million relating to capital expenditures on the recycling plant as compared to $656,000 during the comparative prior year period.

During the six months ended June 30, 2007, cash provided by financing activities increased to approximately $5.5 million from $2.2 million during the comparative prior year period. During 2007, the Company received proceeds of approximately $5.2 million (including approximately $1.2 million receivable for cash in escrow for securities sold in 2006) from sales of private placement units comprised of convertible promissory notes and warrants and subordinated notes and warrants.

At June 30, 2007, the Company does not have sufficient cash to meet its needs for the next twelve months. However, the Company continues to be in the process of raising funds, and Company management anticipates being able to raise sufficient cash to meet the Company’s needs in the next twelve months. There is no guarantee, however, that our efforts will result in raising cash in amounts sufficient to meet the Company’s needs.

Recent accounting pronouncements - In July 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN  48”), which prescribes a recognition threshold and measurement process for recording in the financial statements uncertain tax positions taken or expected to be taken in a tax return. Additionally, FIN No. 48 provides guidance on the recognition, classification, accounting in interim periods and disclosure requirements for uncertain tax positions. FIN 48 is effective for the Company beginning January 1, 2007, and the adoption of FIN 48 did not have a significant impact on the Company’s consolidated results of operations or financial position.

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

Quantitative and Qualitative Disclosures about Market Risk  - We do not use derivative financial instruments. Our financial instruments consist of cash and cash equivalents, trade accounts receivable, accounts payable and short and long-term borrowing obligations. Investments in highly liquid instruments purchased with a remaining maturity of 90 days or less at the date of purchase are considered to be cash equivalents.

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

We are assessing the effectiveness of our internal controls over financial reporting on an account by account basis as a part of our on-going accounting and financial reporting review process in order to comply with Section 404 of the Sarbanes-Oxley Act of 2002, which requires our management to assess the effectiveness of our existing internal controls as of December 31, 2007. This effort includes documenting, evaluating the design of and testing the effectiveness of our internal controls over financial reporting. We intend to continue to refine and improve our internal controls on an ongoing basis. During this process, we may identify items for review or deficiencies in our system of internal controls over financial reporting that may require strengthening or remediation.

There have been no changes in our internal controls over financial reporting during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

On or about November 3, 2006, Brean Murray Carret & Co., LLC (“BMC”) filed a claim for arbitration against ECO2 and it’s Chairman and CTO, Gary De Laurentiis, with the National Association of Securities Dealers. BMC is alleging that their service agreement with ECO2, dated May 9, 2005, was breached and that they are due fees and expenses in excess of $1 million. On or about January 30, 2007, ECO2 filed its answer, affirmative defenses and counterclaims in response to BMC’s claim. ECO2’s counterclaim against BMC alleges, among other things, that BMC breached their service agreement with ECO2, unjust enrichment, fraud, misrepresentation and unlawful contract. The relief sought by ECO2 estimates damages of $36 million and requests attorney fees and other miscellaneous costs and the cancellation of BMC’s common stock certificates and common stock purchase warrant. During the three months ended June 30, 2007, the Company recorded a $740,000 estimated provision for an anticipated settlement in connection with this matter.

The Company is unaware of any other threatened or pending litigation against it not in the ordinary course of business and that has not previously been disclosed.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

As of May 15, 2007 ECO2 received subscriptions pursuant to a $3 million financing on the same terms as the Company’s previous private placement offering with KW Securities Corp. (the “KW PPM”) that closed on February 1, 2007 (the “Financing”). The Financing offered the subscribers their pro-rata share of a minimum of 20 Units for $25,000 per unit. The offering was made to “accredited investors” as defined in Rule 501(a) under the Securities Act of 1933 and pursuant to Section 506 under the Securities Act. Each Unit consists of a $25,000 junior secured subordinated convertible debenture (the “Private Placement Notes”), bearing interest at 10% with principal and accrued interest due 18 months from issuance (“maturity date”), convertible into shares of the Company’s common stock at a price of $0.0975 per share, and a warrant, with a cashless exercise provision, to purchase 75,000 shares of restricted common stock of the Company, exercisable for approximately 10 years (expires April 15, 2015) at an exercise price of $0.06 per share (the “Private Placement Warrants”).

Each KW PPM subscriber was offered the opportunity to participate in the Financing on a pro-rata basis to enable these subscribers to maintain their prospective ownership interests in the Company. In the event that the existing subscribers did not subscribe to their pro-rata allocation, the Company obtained additional investments from existing subscribers that desired to invest over their pro-rata limit. There was no underwriter for the Financing and no fees were paid in connection with this Financing. A total of $2,010,000 was received as of June 30, 2007 and the remaining $990,000 was received on July 2, 2007. On July 2, 2007, the Financing closed with a total of $3 million raised. A total of $3 million Financing notes and a total of 9 million Financing warrants were issued.

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

ECO2 PLASTICS, INC.

/s/ Rodney S. Rougelot
Rodney S. Rougelot
Director, Chief Executive Officer and Interim Chief Financial Officer

DATE August 14, 2007

EXHIBIT INDEX

Exhibit No.	Description	Location
3.1(i)	Amendment to Restated Certificate of Incorporation	Incorporated by reference to Exhibit A to the DEFR14C filed by the Company on November 30, 2005

3.2(i)	Restated Certificate of Incorporation	Incorporated by reference to Exhibit B to the DEF-14C filed by the Company on September 9, 2002

3.3(i)	Certificate of Incorporation	Incorporated by reference to the Form S-18 Registration Statement filed by the Company File No. 33-31-67

3.4(i)	Restated Certificate of Incorporation	Incorporated by reference to the DEF-14C filed by the Company on February 22, 2007.

3.5(ii)	Bylaws	Incorporated by reference to Exhibit B to the DEF-14C filed by the Company on September 9, 2002.

31.1	Certification of CEO pursuant to Section 302 of the Sarbanes-Oxley Act	Attached.

31.2	Certification of CFO pursuant to Section 302 of the Sarbanes-Oxley Act	Attached.

32.1	Certification of CEO pursuant to Section 906 of the Sarbanes-Oxley Act	Attached.

32.2	Certification of CFO pursuant to Section 906 of the Sarbanes-Oxley Act	Attached.