Form 10QSB
period 2007-09-30
ECO2 PLASTICS INC
filed 2007-11-05
CIK 855372

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE
SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2007

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

The number of shares of the Company's common stock issued and outstanding on October 31, 2007 is 199,610,182.

Transitional Small Business Disclosure Format (Check One):  Yes [  ]    No [ X ]

ECO2 PLASTICS, INC.
FORM 10-QSB

PART I - FINANCIAL INFORMATION

ECO2 Plastics, Inc.
Condensed Balance Sheets
(in thousands, except share data)
	September 30,	December 31,
	2007	2006
Current assets	(unaudited)
Cash and cash equivalents	$281	$97
Receivable for cash in escrow for securities sold	9	1,244
Accounts receivable	539	-
Inventory	286	213
Prepaid expenses and other current assets	2	62
Total current assets	1,117	1,616
Property and equipment, net	8,049	5,894
Deferred debt issue costs, net	866	2,736
Other assets	47	37

Total assets	$10,079	$10,283

Current liabilities
Accounts payable	$2,301	$534
Accounts payable - related party	533	468
Accrued liabilities	388	709
Current portion of capital lease obligations	2	7
Accrued interest on notes payable	1,195	374
Notes payable to directors, net of debt discount of $1,239	1,112	-
Current portion of convertible notes payable, net of debt discount
Held by related party Directors, net of debt discount of $2,997 and $1,567	3,424	783
Held by others, net of debt discount of $2,439 and $1,613	4,423	1,409
Current portion of note payable to California Integrated Waste Management Board	198	192
Participation Certificates obligations issued prior to 2004	354	354
Total current liabilities	13,930	4,830
Non-current liabilities
Capital lease obligations, net of current portion	-	9
Convertible notes payable, net of debt discount and current portion
Held by related party Directors, net of debt discount of $0 and $4,264	-	420
Held by others, net of debt discount of $ 0 and $417	-	588
Note payable to California Integrated Waste Management Board, net of current portion	1,537	1,706
Total non-current liabilities	1,537	2,723
Total liabilities	15,467	7,553
Commitments and contingencies (Note 6)
Stockholders' Equity (deficit)
Preferred stock, $0.001 par value, 10,000,000 shares authorized, none issued	-	-
Common stock, $0.001 par value, 750,000,000 shares authorized,
178,312,457 and 114,263,824 shares issued and outstanding	178	114
8,450,456 and 15,083,715 shares issuable	9	15
Additional paid-in capital	63,945	48,747
Deferred stock-based consulting	(98)	-
Accumulated deficit	(69,422)	(46,146)
Total stockholders' equity (deficit)	(5,388)	2,730

Total liabilities and stockholders' equity (deficit)	$10,079	$10,283

See accompanying notes to condensed financial statements.

ECO2 Plastics, Inc.
Condensed Statements of Operations
(in thousands, except share data)
(unaudited)

		Three months ended		Nine months ended
		September 30, 2007		September 30, 2007
	2007	2006	2007	2006

Revenue	$1,449	$-	$1,966	$50
Cost of goods sold	1,247	-	1,850	45
Gross profit	202	-	116	5
Operating expenses
Plant operations and technology development	1,708	543	4,264	1,250
Consulting and legal fees	136	1,257	614	3,474
General and administrative	1,823	3,651	6,000	4,069
Settlement expense	(60)	282	680	403
Total operating expenses	3,607	5,733	11,558	9,196

Loss from operations	(3,405)	(5,733)	(11,442)	(9,191)
Other income (expense)
Interest expense	(4,686)	(1,058)	(11,834)	(1,902)
Gain on extinguishment of debt	-	87	-	87
Change in fair value liability of warrants and derivatives	-	3,024	-	1,071
Total other income (expense)	(4,686)	2,053	(11,834)	(744)

Loss before income taxes	(8,091)	(3,680)	(23,276)	(9,935)
Income taxes	-	-	-	-

Net loss	$(8,091)	$(3,680)	$(23,276)	$(9,935)

Net loss per share, basic and diluted	$(0.05)	$(0.05)	$(0.16)	$(0.14)

Weighted average shares used in computing
net loss per share, basic and diluted	156,997	77,616	141,168	70,951

See accompanying notes to condensed financial statements.

ECO2 Plastics, Inc.
Condensed Statement of Changes in Stockholder Equity (Deficit)
For the Nine Months Ended September 30, 2007
(in thousands, except share data)
(unaudited)
				Common Stock	Additional	Deferred
		Common stock		Issuable	paid-in	stock-based	Accumulated
	Shares	Amount	Shares	Amount	capital	consulting	deficit	Total

Balance at December 31, 2006	114,263,824	$114	15,083,715	$15	$48,747	$-	$(46,146)	$2,730
Shares issued and issuable for warrant exercises	3,269,596	3	850,000	1	(2)			2
Shares issued and issuable for services	3,042,419	3	527,992	1	616	(98)		522
Issuance of shares for accrued compensation	492,308	1			132			133
Issuance of shares recorded as issuable in 2006	15,083,715	15	(15,083,715)	(15)				-
Shares issued for executive compensation	1,100,000	1			291			292
Shares issuable for settlement			5,000,000	5	670			675
Warrants issued for services					482			482
Stock-based compensation expense					2,490			2,490
Value of beneficial conversion feature
and warrants issued with notes payable					7,433			7,433
Shares vested for executive compensation	11,040,000	11			(11)			-
Shares issued and issuable upon conversion
of notes payable and related accrued interest	30,020,595	30	2,072,464	2	3,097			3,129
Net loss							(23,276)	(23,276)
Balance at September 30, 2007	178,312,457	$178	8,450,456	$9	$63,945	$(98)	$(69,422)	$(5,388)

See accompanying notes to condensed financial statements.

ECO2 Plastics, Inc.
Notes to Condensed Financial Statements
September 30, 2007
(unaudited)

		Nine Months ended September 30,
	2007	2006
Cash flows from operating activities:
Net loss	$(23,276)	$(9,935)
Adjustments to reconcile net loss to net cash
used by operating activities:
Depreciation and amortization	788	355
Gain on extinguishment of debt	-	87
Change in fair value of warrants and derivatives	-	(1,071)
Stock-based compensation	3,871	6,139
Amortization of debt issue costs and discount	10,658	1,225
Provision for settlement	675	-
Expenses paid by issuance of notes payable	75	-
Changes in operating assets and liabilities:		-
Accounts receivable	(539)	-
Inventory	(73)	(8)
Prepaid expenses and deposits	50	-
Accounts payable	1,832	553
Accrued liabilities, less converted accrued interest	824	589
Other	-	(58)
Net cash used by operating activities	(5,115)	(2,124)
Cash flows from investing activities:
Purchase of property, plant & equipment	(2,943)	(1,871)
Net cash used by investing activities	(2,943)	(1,871)
Cash flows from financing activities:
Decrease in restricted cash in CIWMB escrow	-	58
Payments on CIWMB note payable	(163)	(68)
Principal payments on capital lease obligations	(14)	(5)
Proceeds from issuance of notes payable	6,235	5,672
Principal payments on notes payable	-	(1,200)
Proceeds from exercise of warrants	2	-
Payments of debt issue costs	(169)	(311)
Proceeds from notes payable - directors and officers	2,651	96
Repayment of notes payable - directors and officers	(300)	-
Net cash provided by financing activities	8,242	4,242
Net decrease in cash and cash equivalents	184	247
Cash and cash equivalents, beginning of period	97	32
Cash and cash equivalents, end of period	$281	$279
Supplemental disclosures of cash flow information:
Cash paid for interest	$61	$263
Cash paid for income taxes	$-	$-

Supplemental disclosures of non-cash investing and financing activities:

Debt discount	$7,351	$4,707
Debt issue costs	$82	$1,314
Reclassification of derivative liability to equity	$-	$8,322
Conversion of notes and interest to common stock	$3,054	$52

See accompanying notes to condensed financial statements.

Note 1. Description of Business and Summary of Significant Accounting Policies

Organization and Business– ECO2 Plastics, Inc. (f.k.a. Itec Environmental Group, Inc.) was incorporated under the laws of the State of Delaware in 2000, and formed for the purpose of acquiring certain patented technology and the development of a worldwide market for its usage.  In March 2007, the Company changed its name to ECO2 Plastics, Inc. (“ECO2”) or the (“Company”).

ECO2 has developed a unique and revolutionary patented process and system, referred to as the Eco2TM Environmental System (the “Eco2 Environmental System”). The Eco2 Environmental System cleans post-consumer plastics, without the use of water, at a substantial cost savings versus traditional methods (the “Process”). This Process is licensed from Honeywell Federal Manufacturing & Technologies, LLC (“Honeywell”) and the Department of Energy on an exclusive basis for the patent life. Since its inception, ECO2 has invested in the development of the technology and equipment comprising the Eco2 Environmental System, which includes a “Process Patent” granted in August 2007. This included building several scaled up versions of the Prototype Eco2 Environmental System (the “Prototype”), testing of the Prototypes, building a pilot plant, evaluating the product produced by the Prototype and real-time testing. The Company’s first full scale production facility was constructed in Riverbank, California and is now producing saleable product and ramping up to full scale operations.  ECO2’s goal is to build and operate plastic recycling plants (the “ECO2 Plants”) in the USA that utilize the Eco2 Environmental System and to expand the Eco2 Environmental System worldwide. ECO2’s growth strategy includes organic growth, strategic acquisitions and licensing or partnership agreements, where appropriate.

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

Basis of presentation and Going Concern - The accompanying condensed financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate the Company’s continuation as a going concern. Since inception, the Company has reported recurring losses and cash used by operating activities, and has a net working capital deficiency that raises substantial doubt about its ability to continue as a going concern. During the nine months ended September 30, 2007, the Company reported a net loss of approximately $23.3 million and used cash in operating activities of approximately $5.1 million, and as of September 30, 2007, had a working capital deficit of $12.8 million and a stockholders’ deficit of $5.4 million, including accumulated losses from inception of $69.4 million.

Company management intends to raise additional debt and equity financing to fund future capital expenditures, operations and to provide additional working capital, and in this regard during the nine months ended September 30, 2007, the Company received cash of approximately $6.2 million pursuant to sales of securities in connection with its private placement and subordinated debt offerings, and received additional cash of approximately $2.4 million from certain members of the Company’s Board of Directors pursuant to terms of short-term notes payable.  Subsequent to September 30, 2007, the Company has received $100,000 of additional loans from Directors.  There is no assurance that continued financing proceeds will be obtained in sufficient amounts necessary to meet the Company's needs. In view of these matters, continuation as a going concern is dependent upon the Company's ability to meet its financing requirements, raise additional capital, and the success of its future operations or completion of a successful business combination.

The accompanying condensed financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that may result from the possible inability of the Company to continue as a going concern.

Interim Financial Statements - The unaudited interim condensed financial statements and related notes are presented in accordance with the rules and regulations of the Securities and Exchange Commission with regard to interim financial information.  Accordingly, the condensed financial statements do not include all of the information and notes to financial statements required by accounting principles generally accepted in the United States for complete financial statements.  In the opinion of management, all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation of the Company’s financial position, results of operations and cash flows for the interim periods presented have been included.  Results of operations for the interim periods ended September 30, 2007 are not necessarily indicative of results to be expected for the entire fiscal year ending December 31, 2007 or for any other future interim period.  The accompanying unaudited interim condensed financial statements should be read in connection with the audited annual financial statements included in the Company’s December 31, 2006 Annual Report on Form 10–KSB.

Use of estimates in the preparation of financial statements - Preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates. The more significant accounting estimates inherent in the preparation of the Company's financial statements include estimates as to the depreciable lives of property and equipment, valuation of accounts receivable and inventories, valuation of equity related instruments and derivatives issued, and valuation allowance for deferred income tax assets.

Cash and cash equivalents - The Company considers deposits that can be redeemed on demand and investments that have original maturities of less than three months when purchased to be cash equivalents.

Receivable for cash in escrow for securities sold– In connection with the sale of its securities, cash is received into escrow for the sale of notes payable and warrants, a portion of which had not been transferred to the Company as of the reporting period date, and which has subsequently been received by the Company.

Accounts Receivable and allowance for doubtful accounts - The Company’s accounts receivable are due from companies in the packaging, manufacturing and recycling industries.  Payments from customers are due within 30 days after a satisfactory credit check.  If not satisfactory, payment is required in advance of shipment. Accounts receivable are stated at amounts due from customers net of an allowance for doubtful accounts.  Accounts outstanding beyond payment terms are considered past due.  The Company determines its allowance by considering a number of factors, including the length of time accounts receivable are past due, the Company’s previous loss history, the customer’s current ability to pay its obligation to the Company, and the condition of the general economy and the industry as a whole.  The Company writes off accounts receivable when they become uncollectible, and payments subsequently collected on such accounts are debited to the allowance for doubtful accounts and credited to bad debt expense.

Inventories– Inventories recorded at cost and determined on a first-in-first out basis, and  at September 30, 2007 consist of $155,000 of raw materials, $17,000 of work-in-process and $114,000 of finished goods.

Property and equipment– Property and equipment are recorded at cost less accumulated depreciation and amortization.  Expenditures for major additions and improvements are capitalized, and minor maintenance, repairs and replacements are charged to expense as incurred.  When property and equipment are retired or otherwise disposed of, the cost and accumulated depreciation are removed from the accounts and any resulting gain or loss is included in the results of operations.  Depreciation and amortization are provided using the straight-line method over the estimated useful lives of the respective assets, which are 3 years for computer equipment and software, 3 years for furniture and fixtures, 3 years for manufacturing equipment, 7 years for the recycling plant, and the lease term for leasehold improvements.

Impairment of long-lived assets– Long-lived assets are reviewed for impairment at least annually, and whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. Impairment of long-lived assets would be recognized in the event that the net book values of such assets exceed the future undiscounted cash flows attributable to such assets.

Deferred debt issue costs– The Company capitalizes costs incurred in connection with borrowings.  These costs are amortized as an adjustment to interest expense over the life of the borrowing.

Debt discount– The Company records, as applicable, fees paid to lenders, the fair value of warrants issued with debt securities, value of beneficial conversion features of convertible debt, or fair value of derivatives embedded in convertible debt instruments relating to debt securities, as a debt discount, which is amortized as an adjustment to interest expense over the life of the borrowing.

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

Accounting for Derivatives– The Company evaluates its convertible debt, options, warrants or other contracts to determine if those contracts or embedded components of those contracts qualify as derivatives to be separately accounted for under Statement of Financial Accounting Standards 133 “Accounting for Derivative Instruments and Hedging Activities” and related interpretations including EITF 00-19 “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock”.   The result of this accounting treatment is that the fair value of the derivative is marked-to-market each balance sheet date and recorded as a liability.  In the event that the fair value is recorded as a liability, the change in fair value is recorded in the statement of operations as other income or expense.  Upon conversion or exercise of a derivative instrument, the instrument is marked to fair value at the conversion date and then that fair value is reclassified to equity. Equity instruments that are initially classified as equity that become subject to reclassification under SFAS 133 are reclassified to liability at the fair value of the instrument on the reclassification date.

Revenue recognition - The Company recognizes revenue when there is persuasive evidence of an arrangement, the product has been delivered to the customer, the sales price is fixed or determinable, and collectability is reasonably assured. The Company recognizes revenues from sales of recycled products upon shipment to customers.   Amounts received in advance of when products are delivered are recorded as liabilities in the accompanying balance sheet.

Cost of goods sold– Cost of goods sold includes the cost of raw materials processed, and during 2007 includes write-downs for scrap and waste product of approximately $122,000.

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

Research and development cost– Research and development represent costs incurred in connection with the Company’s development of recycling processes, and such costs are expensed as incurred and included in technology development expenses.

Stock-based compensation– The Company accounts for stock-based compensation in accordance with Statement of Financial Accounting Standard (“SFAS”) No. 123R, Accounting for Stock-Based Compensation (“FAS 123R”). FAS 123R sets forth the accounting for share-based payment transactions in which an enterprise receives employee services in exchange for (a) equity instruments of the enterprise or (b) liabilities that are based on the fair value of the enterprise's equity instruments or that may be settled by the issuance of such equity instruments. The statement requires that such transactions be accounted for using a fair-value-based method, which requires recording expense over the requisite service period for the fair value of options or warrants granted to employees and consultants.

Basic and diluted net loss per share - Basic net loss per common share is computed by dividing net loss by the weighted-average number of common shares outstanding during the period. Diluted net loss per common share is determined using the weighted-average number of common shares outstanding during the periods, adjusted for the dilutive effect of common stock equivalents, consisting of shares that might be issued upon exercise of common stock options, warrants or convertible promissory notes. In periods where losses are reported, the weighted-average number of common shares outstanding excludes common stock equivalents, because their inclusion would be anti-dilutive.  Computations of net loss per share for the interim periods ended September 30, 2007, exclude 136,231,211 shares relating to common stock issuable upon conversion of convertible notes payable, and 172,914,521 shares issuable upon exercise of outstanding and issuable warrants to purchase common stock. Computations of net loss per share for the interim periods ended September 30, 2006, exclude 71,314,154 shares relating to common stock issuable upon conversion of convertible notes payable, 81,703,454 shares issuable upon exercise of outstanding and issuable warrants, and 19,458,403 shares issuable upon exercise of rights to purchase common stock. These common stock equivalents could have the effect of decreasing diluted net income per share in future periods.

Reclassifications– Certain amounts in 2006 financial statements have been reclassified or rounded to conform to 2007 presentations.

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

In December 2006, the FASB issued FASB Staff Position No. EITF 00-19-2 “Accounting for Registration Payment Arrangements” (FSP EITF 00-19-2”), which addresses an issuer’s accounting and disclosures relating to registration payment arrangements.  Unless the Company was to enter into registration payment arrangements, it is not expected that FSP EITF 00-19-2 will have a significant impact on the Company’s financial position, results of operations, or cash flows.

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

Note 3.  Convertible Notes Payable

Convertible notes payable and related unamortized debt discount at September 30, 2007, all of which are classified as current liabilities, consist of the following (in thousands):
      Unamortized                                            Notes, net of
     Notes                       Debt discount                                          debt discount
           Private Placement Notes                                          $ 12,934                        $ (5,436)                                                  $    7,498
           Subordinated Notes                                                          349                          (          -)                                                           349
                Total                                                                       $ 13,283                       $ (5,436)                                                   $    7,847

Private Placement Notes - The Company received funds into escrow pursuant to a private placement memorandum (the “PPM”) through the offering of a minimum of 20 Units for $25,000 per unit.  Each Unit consists of a $25,000 junior secured subordinated convertible debenture (the “Private Placement Notes”), bearing interest at 10% with principal and accrued interest due 18 months from issuance (“maturity date”), convertible into shares of the Company’s common stock at a price of $0.0975 per share, and a warrant, with a cashless exercise provision, to purchase 75,000 shares of restricted common stock of the Company, exercisable until April 15, 2015 at an exercise price of $0.06 per share (the “Private Placement Warrants”).  The conversion price of the debentures and exercise price of the warrant are subject to anti-dilution downward adjustments in the event the Company sells common stock or securities convertible into common stock at a price below the conversion or exercise prices. The Private Placement Notes are collateralized by a security interest in substantially all of the Company’s assets, which such security interest is subordinated only to the security interest granted to CIWMB.  The Private Placement notes rank pari passu with the Subordinated Notes described below.  The shares underlying the debentures and warrants are subject to piggy back registration rights.  In addition, a registration statement must be filed within 30 days after an investor elects to convert all or any portion of the debenture.  During 2006, proceeds for approximately $7.9 million of Private Placement Notes had been received into escrow, and as a result the Company has recorded convertible notes payable and approximately 23.7 million warrants.  At December 31, 2006, approximately $1.2 million of escrowed funds had not been disbursed to the Company, which was reported as a receivable for cash in escrow for securities sold, and which was received by the Company in 2007.  During 2006, holders of $150,000 of other notes payable converted those notes, plus accrued interest into subscription units comprised of approximately $159,000 of Private Placement Notes and 450,000 warrants, and the Company also issued $60,000 of Private Placement Notes and 180,000 Private Placement Warrants.  In 2006, debt discount of approximately $7.7 million was recorded, of which approximately $3.0 million was recorded during the nine months ended September 30, 2006.  As of December 31, 2006, the offering had not closed and the debentures and warrants not been issued.   On February 1, 2007, the offering closed and subsequently, the debentures and warrants were issued.

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

During the three and nine months ended September 30, 2007, the Company received approximately $1 million and $5 million, respectively, pursuant to investment terms substantially similar to the PPM (the “Additional Investment”).  As a result the Company issued $5 million junior secured subordinated convertible debentures, bearing interest at 10% with principal and accrued interest due 18 months from issuance (“maturity date”), convertible into shares of the Company’s common stock at a price of $0.0975 per share, and a warrant, with a cashless exercise provision, to purchase 15,000,000 shares of restricted common stock of the Company, exercisable until April 15, 2015, at an exercise price of $0.06 per share.  The conversion price of the debenture and exercise price of the warrant are subject to anti-dilution downward adjustments in the event the Company sells common stock or securities convertible into common stock at a price below the conversion or exercise prices.  The debentures rank pari passu with Private Placement Notes and Subordinated Notes and is subordinated only to the security interest granted to CIWMB.  Shares underlying the debenture and warrants are subject to piggy back registration rights.  In connection with the Additional Investment, the Additional Investment’s placement agent received cash fees of approximately $100,000 and received warrants, with a cashless exercise provision, to purchase 382,429 shares of restricted common stock of the Company at a per share price of $0.06 exercisable for 10 years.  Pursuant to rights and terms of the Additional Investment purchase agreement, the holder of $2 million of the Additional Investment notes has designated one person to become a member of the Company’s Board of Directors, which such person was appointed in 2007.  Additionally, in February 2007, the Company issued three PPM Units, comprised of $75,000 of Private Placement Notes and 225,000 Private Placement Warrants in exchange for accrued liabilities, which such notes were immediately converted into 769,231 shares of Company common stock in accordance with the terms of the notes.  During the three and nine months ended September 30, 2007, debt discount, comprised of warrant and beneficial conversion feature values, of approximately $1 million and $5 million, respectively, was recorded, The fair value of warrants was computed using a Black-Scholes option pricing method with the following assumptions: expected term of 8 years (based on the contractual term), volatility of 180% (based on historical volatility), zero dividends and interest rate of 4.6%.  During the three and nine months ended September 30, 2007, approximately $2.1 million and $5.5 million of the discount relating to Private Placement and Additional Investment notes was amortized to interest expense, and approximately $243,000 and $647,000 was amortized to interest expense during the three and nine months ended September 30, 2006. During the three months ended September 30, 2007, Private Placement Notes in the amount of approximately $125,000, together with accrued interest of approximately $13,000, were converted into approximately 1.4 million shares of common stock.  At September 30, 2007, there were Private Placement Notes of $550,000 that were due beyond their maturity date.

Subordinated Notes - During 2006, the Company received $2.8 million pursuant to a private placement of subordinated convertible notes (the “Subordinated Notes”), bearing interest at 10%, with principal and accrued interest due 12 months from issuance, convertible into shares of the Company’s common stock at a price of $0.0975 per share, and warrants, with cashless exercise provisions, to purchase 28,000,000 shares of restricted common stock, exercisable until April 2015 at an exercise price of $0.12 per share (the “Subordinated Notes Warrants”).  The conversion price of the debentures is subject to anti-dilution downward adjustments in the event the Company sells common stock or securities convertible into common stock at a price below the conversion price. The Subordinated Notes rank pari passu with Private Placement Notes and are subordinated only to the security interest granted to CIWMB.  The shares underlying the notes and warrants are subject to piggy back registration rights.  In addition, a registration statement must be filed within 30 days after an investor elects to convert all or any portion of the note.  In August 2006, the holder of a $200,000 short-term convertible note payable converted the note, plus accrued interest into a Subordinated Note of $202,000 and 2,020,000 warrants.  In the event holders of Subordinated Notes elect to convert such notes into shares of Company common stock, the Company will issue Subordinated Notes Warrants exercisable into that number of shares of the Company’s common stock equal to the quotient of (i) 65% of the value of the converted notes divided by (ii) a per share price of $0.12, a total of 16,260,833 warrants if all notes are converted. The Subordinated Notes became due during the three months ended September 30, 2007, and during the three months ended September 30, 2007, Subordinated Notes in the amount of approximately $2.7 million, together with accrued interest of approximately $263,000, were converted into approximately 29.9 million shares of common stock.  At September 30, 2007, there were Subordinated Notes of $349,000 that were due beyond their maturity date.

During the three months ended September 30, 2006, debt discount relating to these Subordinated Notes of approximately $3.2 million was recorded, of which approximately $530,000 was amortized to interest expense during the three and nine months September 30, 2006, and $421,000 and $1.9 million during three and nine months ended September 30, 2007.  The debt discount has been fully amortized at September 30, 2007.

Note 4. Common Stock, Stock Warrants and Other Rights to Purchase Common Stock

Common Stock Issued for Services - During July 2006, the Company entered into an employment agreement with an individual to serve as its Chief Executive Officer and a Director, pursuant to which, among other things, the executive received 44,000,000 shares of Company common stock, of which 26,400,000 were fully vested, issued and outstanding at December 31, 2006, and of which 8,800,000 shares vested in September 2007, and the remaining 8,800,000 vest pro-rata from October 2007 to September 2008.  The total value of the shares based on the grant date quoted trading price of the Company’s common stock was approximately $5.7 million.  A total of 44,000,000 shares of Company common stock were issued to the executive in 2006, a portion of which is subject to return in accordance with vesting provisions.  As of December 31, 2006, there was approximately $1.8 million of unrecognized compensation expense related to unvested stock awards, which is expected to be recognized as expense of approximately $1.4 million in 2007 and $405,000 in 2008. During the three months ended September 30, 2006, the Company recognized stock-based compensation expense of approximately $2.4 million.  During the three and nine months ended September 30, 2007, the Company recognized stock-based compensation expense of approximately $381,000 and $1.2 million, respectively, and as of September 30, 2007, there was approximately $549,000 of unrecognized compensation expense related to unvested stock.

Pursuant to an agreement with an executive recruiter and placements of the Company’s Chief Executive and Operating Officers in 2006, the recruiter is entitled to receive 11,456,923 shares of Company common stock, of which 9,036,923 shares were immediately fully-vested, and of which 2,420,000 shares vested in September 2007, and warrants to purchase 519,750 shares of Company common stock at a per share price of $0.06 per share exercisable for 10 years, and warrants to purchase 4,950,000 shares of Company common stock at a per share price of $0.0975 exercisable for 10 years.  In connection with this agreement, the shares are valued at approximately $1.5 million based on the quoted trading prices of $0.13 and $0.135 on the effective dates and the warrants are valued at approximately $737,000 computed using a Black-Scholes option pricing method with the following assumptions: contractual term of 10 years, volatility of 183% (based on historical volatility over the term), zero dividends and interest rate of 4.8%.  As of December 31, 2006, there was approximately $446,000 of unrecognized compensation expense related to unvested stock-based awards, which is expected to be recognized as expense in 2007. During the three months ended September 30, 2006, the Company recognized stock-based compensation expense of approximately $1.4 million.  During the three and nine months ended September 30, 2007, the Company recognized stock-based compensation expense of approximately $121,000 and $389,000, respectively, and as of September 30, 2007, there was approximately $57,000 of unrecognized compensation expense related to unvested stock and stock warrants, which is expected to be recognized as expense in 2007.

In February 2007, the Company entered into an employment agreement with an individual to serve as its Vice President of Sales & Marketing, pursuant to which, among other things, the executive received 4.4 million shares of Company common stock, 1.1 million of which are fully-vested and the remainder vesting evenly over the next three years, and is entitled to receive warrants to purchase 1.1 million shares of Company common stock at $0.30 per share on the one year anniversary of the employment agreement and warrants to purchase 1.1 million shares of Company common stock at $0.40 per share on the second year anniversary.  The warrants are to have a four-year term and vest ratably over 3 years.  In connection with this agreement, the shares are valued at approximately $1.1 million based on the quoted trading price of $0.25 on the effective dates and the warrants are valued at approximately $511,000 computed using a Black-Scholes option pricing method with the following assumptions: contractual terms of 4 and 10 years, volatility of 184% (based on historical volatility over the term), zero dividends and interest rate of 4.5%.  In connection with this agreement, the Company will record compensation expense for fully-vested shares and for a portion of the unvested shares amortized on a straight-line basis over the vesting periods.  The Company recorded compensation expense of approximately $155,000 and $637,000 during the three and nine months ended September 30, 2007.  As of September 30, 2007, there was approximately $975,000 of unrecognized compensation expense related to unvested stock and warrants, which is expected to be recognized as expense of approximately $155,000 in 2007, $620,000 in 2008 and $185,000 in 2009, and $15,000 in 2010.

During the nine months ended September 30, 2007, the Company issued 3,570,411 shares of Company common stock to various non-employee service providers and has recorded the fair value of shares issued based on the closing market price of stock on the respective measurement dates of approximately $602,000 as an increase in additional paid-in capital, and records stock-based compensation expense over the requisite service periods.  At September 30, 2007, the $98,000 of excess of the fair value of shares issued over expense recognized is recorded as deferred stock-based consulting, a component of stockholders’ deficit, which is expected to be recognized as expense in 2007.

Stock Issued for Settlement Agreement - During the three months ended September 30, 2007, the Company entered into a settlement agreement, pursuant to which, among other things, the Company agreed to issue 5 million shares of common, the issuance of such shares are in process at September 30, 2007, and as a result recorded settlement expense of $680,000 based on a quoted trading price of $0.135 per share during the nine months ended September 30, 2007, which included $5,000 of related legal expenses, based on the closing price on the settlement date of the Company’s common stock.

Stock Issued for Conversion of Notes Payable– During the three months ended September 30, 2007, Subordinated Notes in the amount of approximately $2.7 million, together with accrued interest of approximately $263,000, were converted into approximately 29.9 million shares of common stock., and Private Placement Notes in the amount of approximately $125,000, together with accrued interest of approximately $13,000, were converted into approximately 1.4 million shares of common stock.

Stock Issued for Consulting Agreement - In February 2007, the Company entered into a consulting services agreement, which terminates December 31, 2007, with the Company’s former Chief Financial Officer, pursuant to which, among other things, the Company issued to the former officer 492,308 fully-vested shares of its common stock, and agreed to pay annual compensation of $120,000 in consideration for services during the term and in exchange for release of any claim to accrued compensation while previously employed by the Company, which such amount was $168,000 at December 31, 2006.  In connection with this agreement, the Company recorded the shares issued as an increase in common stock and additional paid-in capital of approximately $133,000 based on the $0.27 quoted trading price on the agreement date and compensation expense of approximately $85,000.

Stock Issued Upon Exercise of Warrants - During the nine months ended September 30, 2007, pursuant to receipt of notices of cash and cashless exercises of 5,178,439 warrants, the Company issued 3,269,596 shares of its common stock and received proceeds of approximately $1,400.  During the three months ended September 30, 2007, the holder of a warrant to purchase 850,000 shares of common stock at a per share price of $0.001 elected to exercise the warrants for which the Company received approximately $1,000, and at September 30, 2007, the issuance of 850,000 shares of common stock were in process of being issued and have been recorded as common stock issuable.

Stock Warrants - The fair value of warrants issued during 2006 and 2007 was estimated using the Black-Scholes option-pricing model with the following assumptions: dividend yield of 0%; expected volatility of approximately 172% to 183% (based on historical volatility over the terms); risk-free interest rates of approximately 5%; and terms of 3.5 to 10 years.  The weighted-average fair value of warrants granted during the nine months ended September 30, 2006 and 2007 approximated $0.13 and $0.19, respectively.

In October 2006, the Company entered into an employment agreement with an individual to serve as its Chief Operating Officer, pursuant to which, among other things, the executive will receive shares of Company common stock (or stock options, at the executive’s election) covering 5% of Common Stock Equivalents, as defined in the agreement.  The executive received options to purchase 24,000,000 shares (shares were not elected) of Company common stock, of which 12,000,000 are fully-vested, and of which 6,000,000 warrants vest in October 2007 and the remaining 6,000,000 vest pro-rata from November 2007 to October 2008. The warrants are exercisable at $0.0975 per share for ten years, and have an estimated fair value of  approximately $3.2 million as determined utilizing the Black-Scholes valuation model as of the Effective Date with the following assumptions: contractual term of 10 years, volatility of 174% (based on historical volatility over the term), zero dividends and interest rate of 4.8%.  As of December 31, 2006, there was approximately $1.5 million of unrecognized compensation expense related to unvested stock warrants, which is expected to be recognized as expense of approximately $810,000 in 2007 and $655,000 in 2008.  During the three and nine months ended September 30, 2007, the Company recognized stock-based compensation expense of approximately $203,000 and $607,000, respectively, and as of September 30, 2007, there was approximately $857,000 of unrecognized compensation expense related to unvested stock warrants.

Prior to August 18, 2006, the Company determined that pursuant to EITF 00-19, all of the Company’s warrants and investment rights granted to non-employees are to be classified as liabilities, since the Company had issued convertible debt with variable conversion terms, the ability to have enough authorized common shares to fulfill its potential obligations under convertible debt and warrant contracts was not under the Company control and accordingly the criteria for classification as equity instruments under EITF 00-19 was not met.  During the three and nine months ended September 30, 2006, the Company recognized approximately $3.0 million and $1.1 million, respectively, of other income relating to the change in fair value of warrants during the periods which is included in the accompanying statement of operations as the change in fair value liability of warrants and derivatives. At August 18, 2006, when the Company no longer had the inability to have enough authorized common shares to fulfill its potential obligations, the fair value liability of all outstanding warrants and investment rights recorded at that date was reclassified to additional paid-in capital.

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

In August 2007, the Company entered into an employment agreement with an individual to serve as its Chief Financial Officer, pursuant to which, among other things, the executive received warrants to purchase 5 million shares of Company common stock, 25% of which are fully-vested and the remainder vesting 125,000 per year over the remaining three years.  The warrants have a four-year term and an exercise price of $0.12 per share, and are valued at approximately $540,000 ($0.108 per warrant) computed using a Black-Scholes option pricing method with the following assumptions: contractual term of 4 years, volatility of 160% (based on historical volatility over the term), zero dividends and interest rate of 4.6%.  In connection with this agreement, the Company will record compensation expense for fully-vested shares and for a portion of the unvested shares amortized on a straight-line basis over the vesting periods.  The Company recorded compensation expense of approximately $169,000 during the three months ended September 30, 2007.  As of September 30, 2007, there was approximately $371,000 of unrecognized compensation expense related to unvested stock and warrants, which is expected to be recognized as expense of approximately $62,000 in 2007, $195,000 in 2008, $86,000 in 2009 and $28,000 in 2010.

The intrinsic value of stock warrants is calculated by aggregating the difference between the closing market price of the Company’s common stock and the exercise price of stock warrants which have an exercise price less than that market price.

The following summarizes activity for stock warrants issued to lenders in connection with borrowings, all of which are exercisable:

                                                                             Weighted average                      Aggregate
                                                                                                                                                       Weighted average                     remaining contractual                intrinsic value
 Outstanding                                    exercise price                                  life in years                          (in thousands)
Balance at December 31, 2006                             59,858,439                                       $    0.09                                                  5.8                                        $ 3,518
Granted                                                                   48,952,221                                             0.08
Exercised                                                                (5,198,439)                                             0.06
Expired/Cancelled                                                                   -                                                 -
Balance at September 30, 2007                            103,612,221                                     $    0.09                                                  6.5                                        $ 2,720

The following summarizes activity for stock warrants issued to consultants for services, all of which are exercisable:

                                                                               Weighted average                    Aggregate
                                       Weighted average                        remaining contractual              intrinsic value
 Outstanding                                    exercise price                                   life in years                         (in thousands)
Balance at December 31, 2006                             32,194,871                                       $    0.08                                                  7.4                                       $ 2,433
Granted                                                                        382,429                                             0.08
Exercised                                                                    (850,000)                                           0.001
Expired/Cancelled                                        (12,121)                                                  -
Balance at September 30, 2007                            31,715,179                                        $    0.08                                                5.9                                        $    821

The following summarizes activity for stock warrants issued to employees:
                                                                              Weighted average                   Aggregate
                                        Weighted average                      remaining contractual             intrinsic value
 Outstanding                                    exercise price                                   life in years                       (in thousands)
Balance at December 31, 2006                             31,850,000                                       $    0.07                                                 9.2                                     $ 2,416
Granted                                                                     5,725,000                                             0.13
Exercised                                                                                     -                                               -
Expired/Cancelled                                                                      -                                               -
Balance at September 30, 2007                                 37,575,000                                  $    0.09                                                 7.4                                      $    931
The following summarizes activity for all stock warrants:
                                                                             Weighted average                   Aggregate
                                       Weighted average                      remaining contractual             intrinsic value
 Outstanding                                    exercise price                                  life in years                        (in thousands)
Balance at December 31, 2006                              123,903,310                                       $    0.08                                             6.9                                      $  8,425
Granted                                                                       55,059,650                                            0.08
Exercised                                                                     (6,048,439)                                           0.06
Expired/Cancelled                                                           (12,121)                                                 -
Balance at September 30, 2007                              172,902,400                                       $    0.09                                           6.6                                       $  4,472

Additional information regarding all warrants outstanding as of September 30, 2007, is as follows:

          Weighted average    weighted average
             Range of exercise prices                                                                    Shares    remaining life                                           exercise price
 $  0.001                                                               60,000                                  3.9 years                              $   0.001
 $   0.05                                                          1,100,000                                  3.8 years                                   0.05
 $   0.06                                                      111,242,971                                  7.7 years                                   0.06
               $  0.09 -     $   0.11                                                        26,451,429                                  6.5 years                                   0.10
$ 0.12 -     $   0.13                                                        33,248,000                                  3.1 years                                   0.12
 $   0.19                                                             500,000                                  3.5 years                                   0.19
 $   0.25                                                             300,000                                  3.0 years                                   0.25
                               Total           172,902,400                                  6.6 years                              $   0.09

Note 5.  Notes Payable to Directors and Other Related Party Transactions

Certain of the Company’s Directors are holders of the Company’s Private Placement Notes and Subordinated Notes in the aggregate amount of approximately $6.4 million at September 30, 2007 and $7.0 million at December 31, 2006.

In addition, during the three months ended September 30, 2007, the Company received loans of approximately $2.4 million from various members of the Company’s Board of Directors (the “Director Loans”).  In accordance with the Director Loans, each Loan Participant received a promissory note with an interest rate of 15% per annum (the “Note”).  All or any portion of the Note, any accrued interest thereon and all other sums due under the Note, is due and payable on demand within 90 days of the Note (the Maturity Date”).  Beginning on the Maturity Date, the Company will make monthly installment payments until the principal and any accrued interest have been paid in full.  In connection with the Director Loans, Loan Participant received common stock purchase warrants to purchase 18,157,000 shares of Company common stock with an exercise price of $0.06 per share that expires in April 2015.  The shares underlying the warrants are subject to piggy back registration rights.  The exercise price of the warrants is subject to anti-dilution downward adjustments in the event the Company sells common stock at a price below the exercise price.  Debt discount relating to the value of warrants issued of approximately $2.3 million was recorded.  The fair value of warrants was computed using a Black-Scholes option pricing method with the following assumptions: expected term of 7.8 years (based on the contractual term), volatility of approximately 180% (based on historical volatility), zero dividends and interest rate of approximately 4.6%.  During the three months ended September 30, 2007, approximately $1.0 million of the discount was amortized to interest expense, and the remaining unamortized discount is expected to be recognized as expense in 2007.

During the three months ended June 30, 2007, two of the Company’s Directors made loans to the Company in the aggregate total of $577,000, which were due on demand and bear interest at 10% per annum.  In July 2007, the loan from one Director in the amount of $300,000 was repaid, and the other $277,000 was cancelled and replaced with Director Loans.

Pursuant to an agreement with The Otto Law Group, PLLC (“OLG”), a law firm, the managing partner of which is one of the Company’s Directors, for legal services, the Company periodically issued vested non-forfeitable common shares, and any proceeds from the sale of such shares by OLG and reported to the Company were credited against invoice amounts due to OLG for legal services. There were no reported stock sale proceeds during 2006.  The agreement had no stated term. During 2006, the Company issued 2,802,925 shares of its common stock and recorded legal expense of approximately $336,000, which was determined based on the $0.12 per share quoted trading price on date of issuance.  In August 2006, the Company entered into an engagement agreement with OLG, whereby the prior agreement was superseded and replaced, and among other things, the Company issued 2,500,000 shares of its common stock.  The shares were valued at the quoted trading prices of $0.11 on the grant date, resulting in an expense of $275,000.  During the nine months ended September 30, 2007 and 2006, the Company incurred OLG legal fee services of approximately $263,000 and $836,000, respectively.   Accounts payable to OLG for legal services was approximately $533,000 at September 30, 2007 and reported as accounts payable – related party in the accompanying balance sheet.

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

In 2006, the Company entered into a Funding Agreement with Itec Capital Group, LLC (“ICG”), a Washington limited liability company owned by the managing partner of OLG, who is one of the Company’s Directors, and Lawrence Krause, who is also one of the Company’s Directors, and KW, a company owned by Mr. Krause.  Pursuant to terms of the Funding Agreement, the Company agreed to pay fees of 8% of Notes payable issued pursuant to certain financings and issue warrants based on securities sold and common shares convertible or exercisable into.  Pursuant to a consulting agreement between ICG and Excipio Group, S.A. (“Excipio”), an entity affiliated with Hudson Investment Advisors, Inc., ICG agreed to pay Excipio a dollar amount and securities to be agreed upon from time to time upon completion of certain defined objectives and projects, and in this regard, ICG has agreed to pay Excipio fees and warrants in the amounts ICG receives from the Company.  In November 2006, Excipio, ICG and the Company entered into a mutual settlement and release agreement, pursuant to which, among other things, in full satisfaction of amounts owed under all prior agreements or arrangements, the Company agreed to pay approximately $429,000 (in addition to $296,000 previously paid) and issue a warrant to purchase 1,440,000 shares of Company common stock with an exercise price of $0.06 per share for approximately eight and one-half years and a warrant to purchase 3,748,000 shares of Company common stock with an exercise price of $0.12 per share for approximately three and one-half years.  The $429,000 was payable $200,000 upon execution of the settlement agreement and in varying amounts based on certain conditions, and was paid in full in 2007.  In connection with the settlement agreement, the consulting agreement between ICG and Excipio was cancelled and any further obligation under the consulting agreement has been waived and dismissed, and the Funding Agreement between the Company and ICG was amended to reflect the settlement of fees and expenses owed and paid under the Funding Agreement and that no additional fees or expenses shall accrue or become due in accordance with the Funding Agreement.

Note 6. Commitments and Contingencies

Legal Matters - In December 2006, Brean Murray Carret & Co. (“BMC”) filed an arbitration claim against the Company with the NASD seeking in excess of $1 million from the Company pursuant to a corporate finance representation agreement between the parties entered into in 2005.  The Company filed a response and affirmative defenses and a counterclaim against BMC, and BMC subsequently filed its response and affirmative defenses to the Company’s counterclaim in March 2007.  The Company has been engaged in settlement negotiations, and in this regard, inasmuch as Company management believed that it was probable that a settlement would occur and determined an estimated value of such settlement, in accordance with Statement of Financial Accounting Standards No. 5 “Accounting for Contingencies’ during the three months ended June 30, 2007, the Company recorded a provision for settlement.  During the three months ended September 30, 2007, the Company and BMC entered into a settlement agreement, pursuant to which, among other things, the Company agreed to issue 5 million shares of common to BMC, the issuance of such shares are in process at September 30, 2007, and as a result recorded settlement expense of $680,000 during the nine months ended September 30, 2007, based on the closing price on the settlement date of the Company’s common stock.

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

Note 7. Concentrations

During the nine months ended September 30, 2007 the Company had revenues of over 10% of total revenue from individual customers and related accounts receivable concentration over 10% of total accounts receivable at that date as follows:

per cent of total                                             per cent of total
     revenues                                            accounts receivable
Customer 1                                        31%                                           43%
Customer 2                                        28%                                           17%
Customer 3                                        13%
Customer 4                                        12%                                           17%

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

ECO2 Plastics, Inc.
September 30, 2007 Form 10-QSB

This Item 2 and the September 30, 2007 Quarterly Report on Form 10-QSB may contain “forward-looking statements.” In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “could,” “expects,” “plans,” “intends,” “anticipates,” “believes,” “estimates,” “predicts,” “potential” or “continue” or the negative of such terms and other comparable terminology. These forward-looking statements include, without limitation, statements about our market opportunity, our strategies, competition, expected activities and expenditures as we pursue our business plan, and the adequacy of our available cash resources. Although we believe that the expectations reflected in any forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Actual results may differ materially from the predictions discussed in these forward-looking statements. Changes in the circumstances upon which we base our predictions and/or forward-looking statements could materially affect our actual results. Additional factors that could materially affect these forward-looking statements and/or predictions include, among other things: (1) our limited operating history; (2) our ability to pay down existing debt; (3) our ability to retain the professional advisors necessary to guide us through our corporate restructuring; (4) the risks inherent in the investigation, involvement and acquisition of a new business opportunity; (5) unforeseen costs and expenses; (6) potential litigation with our shareholders, creditors and/or former or current investors; (7) the Company's ability to comply with federal, state and local government regulations; and (8) other factors over which we have little or no control.

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

ECO2 intends to locate its second plant in the greater Los Angeles basin, which includes over 18.5 million residential customers. The Company’s research indicates that the greater Los Angeles basin generates an enormous amount of plastic containers. The Company has engaged a team of engineers to conduct the preliminary design efforts and has engaged a team of location and logistics specialists to support the Company in the site selection process currently underway.

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

Critical Accounting Policies and Estimates  –  The preparation of financial statements included in this Quarterly Report on Form 10-QSB requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  On an on-going basis, management evaluates its estimates and judgments. Management bases its estimates and judgments on historical experiences and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources.  Actual results may differ from these estimates under different assumptions or conditions.  The more significant accounting estimates inherent in the preparation of the Company's financial statements include estimates as to the depreciable lives of property and equipment, valuation of equity related instruments issued, and the valuation allowance for deferred income tax assets. Our accounting policies are described in the notes to financial statements included in this Quarterly Report on Form 10-QSB and our Annual Report on Form 10-KSB. The more critical accounting policies are as described below.

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

Revenue recognition - The Company recognizes revenue when there is persuasive evidence of an arrangement, the product has been delivered to the customer, the sales price is fixed or determinable, and collectability is reasonably assured. The Company recognizes revenues from sales of recycled products upon shipment to customers. Amounts received in advance of when products are delivered are recorded as liabilities until earned.

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

Stock-based compensation – The Company accounts for all options and warrant grants to employees and consultants in accordance with SFAS 123R, which requires recording an expense over the requisite service period for the fair value of all options or warrants granted employees and consultants.

Results of Operations - Revenues were $1.4 million and $2.0 million during the three and nine months ended September 30, 2007 as compared to $0 and $50,000 in the three and nine months ended September 30, 2006. Revenues are expected to continue to increase in future periods. Cost of goods sold consists of the cost of raw materials processed and were $1.2 million and $1.9 million during the three and nine months ended September 30, 2007 as compared to $0 and $45,000 in the three and nine months ended September 30, 2006. Gross profit was $202,000 and $116,000 for the three and nine months ended September 30, 2007 as compared to $0 and $5,000 for the three and nine months ended September 30, 2006.  The plant has begun ramping towards full-scale operation and as a result, significant volumes of inventory are consumed for quality testing during these periods. Most of the tested material is shipped out of the plant at prices significantly lower than market standard, which has resulted in a relatively low gross profit in 2007. Gross profit is expected to increase in future periods.

Plant operations and technology development expenses increased to $1.7 million and $4.3 million for the three and nine months ended September 30, 2007 as compared to $543,000 and $1.3 million for the three and nine months ended September 30, 2006.  As the Company ramps up the Riverbank Plant, operating expenses are increasing commensurate with the increase in operating activity, comprised primarily of payroll and related, utilities, occupancy, supplies, and repairs and maintenance expenses.  These expenses are expected to continue to increase in future periods.  As production increases to closer to capacity volumes, certain plant operations expenses will be included in cost of goods sold.

Consulting and legal fees decreased to $136,000 and $614,000 for the three and nine months ended September 30, 2007 as compared to $1.3 million and $3.5 million for the three and nine months ended September 30, 2006.   Decreases were primarily due to there being fewer stock-based based awards to consultants during 2007 as compared to 2006.

General and administrative expenses decreased to $1.8 million for the three months ended September 30, 2007 as compared to $3.7 million for the comparative prior year period, and increased to $6.0 million for the nine months ended September 30, 2007 from $4.1 million for the nine months ended September 30, 2006.  The decrease in the three month period was primarily due to higher non-cash stock-based compensation relating to equity awards in the 2006 period relating to the employment agreement entered into during that period.  The increase in the nine month period was primarily due to non-cash stock-based compensation relating to equity awards issued and issuable in connection with employment agreements entered into with certain executive officers and related recruiter fees payable in equity securities, as well as continuing to build our sales and management team.

During the nine months ended September 30, 2007, the Company issued 5 million shares of its common stock pursuant to terms of a settlement agreement entered into in August recorded settlement expense of approximately $680,000 in connection with litigation with a former investment advisor, which included a decrease in expense of $60,000 during the three months ended September 30, 2007, representing an adjustment to the settlement provision previously recorded.  Shares issued were valued based on the closing stock price at the settlement agreement date at a total of $675,000.  During the three and nine months ended September 30, 2006, the Company recorded settlement expense of approximately $282,000 and $403,000.

The Company recorded interest expense of approximately $4.7 million and $11.8 million in the three and nine months ended September 30, 2007 as compared to $1.1 million and $1.9 million in the three and nine months ended September 30, 2006. Interest expense includes amortization of debt issue costs and debt discount of approximately $4.2 million and $10.6 million for the three and nine months ended September 30, 2007 and $699,000 and $1.2 million for the three and nine months ended September 30, 2006, respectively, which represents most of the increase year over year. The increase in interest expense for 2007 as compared to the prior year was also, to a lesser extent, due to increased average borrowings during 2006 and 2007.

The Company’s net loss increased approximately $4.4 million to $8.1 million for the three months ended September 30, 2007 from $3.7 million for the three months ended September 30, 2006 and increased approximately $13.3 million to $23.3 million for the nine months ended September 30, 2007 from $9.9 million during the comparative prior year period due primarily to the increase in interest expense, and to a lesser extent, increase in loss from operations resulting from increases in plant operations and technology development, offset by a decrease in consulting and legal expenses.,

The Company has approximately $21 million of net operating loss carry-forwards at December 31, 2006 potentially available to offset future income taxes which expire through 2026.  Realization is dependent on generating sufficient taxable income prior to expiration of the loss carry-forwards.  A change of greater than 50% of the Company ownership could significantly limit the utilization of these loss carryforwards.  The Company continues to provide a full valuation allowance to reduce its net deferred tax asset to zero, inasmuch as Company management has not determined that realization of deferred tax assets is more likely than not.

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

At September 30, 2007, we had a working capital deficit of approximately $12.8 million, compared to a working capital deficit of $3.2 million at December 31, 2006.  At September 30, 2007, we had total assets of approximately $10.1 million and a total stockholders’ deficit of $5.4 million compared with total assets of approximately $10.3 million and total stockholder's equity of approximately $2.7 million at December 31, 2006.

During the nine months ended September 30, 2007 cash used by operating activities increased to approximately $5.1 million from $2.1 million during the comparative prior year period, due primarily to an increase in loss from operations.

During the nine months ended September 30, 2007, cash used by investing activities increased to approximately $2.9 million relating to capital expenditures on the recycling plant as compared to $1.9 million during the comparative prior year period.

During the nine months ended September 30, 2007, cash provided by financing activities increased to approximately $8.3 million from $4.2 million during the comparative prior year period. During 2007, the Company received proceeds of approximately $6.2 million (including approximately $1.2 million receivable for cash in escrow for securities sold in 2006) from sales of private placement units comprised of convertible promissory notes and warrants and subordinated notes and warrants, and approximately $2.4 million from loans from Company Directors.

At September 30, 2007, the Company does not have sufficient cash to meet its needs for the next twelve months. However, the Company continues to be in the process of raising funds, and Company management anticipates being able to raise sufficient cash to meet the Company’s needs in the next twelve months. There is no guarantee, however, that our efforts will result in raising cash in amounts sufficient to meet the Company’s needs.

Recent accounting pronouncements - In July 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN  48”), which prescribes a recognition threshold and measurement process for recording in the financial statements uncertain tax positions taken or expected to be taken in a tax return. Additionally, FIN No. 48 provides guidance on the recognition, classification, accounting in interim periods and disclosure requirements for uncertain tax positions. FIN 48 is effective for the Company beginning January 1, 2007, and its adoption did not have a significant impact on the Company’s consolidated financial position, results of operations or cash flows.

In December 2006, the FASB issued FASB Staff Position No. EITF 00-19-2 “Accounting for Registration Payment Arrangements” (FSP EITF 00-19-2”), which addresses an issuer’s accounting and disclosures relating to registration payment arrangements. Inasmuch as the Company does not have any such registration payment arrangements, it is not expected that adoption of the provision of FSP EITF 00-19-2 will have a significant impact on the Company’s financial position, results of operations or cash flows

Off-Balance Sheet Arrangements - We do not have any off balance sheet arrangements that have or are likely to have a material current or future effect on the Company's financial condition, or changes in financial condition, liquidity or capital resources or expenditures.

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

On or about November 3, 2006, Brean Murray Carret & Co., LLC (“BMC”) filed a claim for arbitration against ECO2 and its Director and CTO, Gary De Laurentiis, with the National Association of Securities Dealers.  BMC is alleging that their service agreement with ECO2, dated May 9, 2005, was breached and that they are due fees and expenses in excess of $1 million.  On or about January 30, 2007, ECO2 filed its answer, affirmative defenses and counterclaims in response to BMC’s claim.  ECO2’s counterclaim against BMC alleges, among other things, that BMC breached their service agreement with ECO2, unjust enrichment, fraud, misrepresentation and unlawful contract.  The relief sought by ECO2 estimates damages of $36 million and requests attorney fees and other miscellaneous costs and the cancellation of BMC’s common stock certificates and common stock purchase warrant.  During the three months ended June 30, 2007, the Company recorded a provision for settlement in connection with its settlement agreement with a former investment advisor.  On August 30, 2007, the Company entered into a settlement agreement with BMC whereby ECO2 caused its counsel to (i) deliver to BMC an opinion letter, pursuant to Rule 144(k), providing for the removal of restrictive legends from the certificate representing 2,737,220 shares of ECO2 stock held by BMC for more than two years upon BMC’s counsel providing ECO2’s counsel with a customary seller’s representation letter, broker’s representation letter and a duly completed and executed Form 144; (ii) deliver to BMC an opinion letter providing for the sale of 744,655 shares of ECO2 stock pursuant to Rule 144 upon BMC’s counsel providing ECO2’s counsel with a customary seller’s representation letter, broker’s representation letter, and a duly completed and executed Form 144.  Additionally, and in connection with the settlement agreement, BMC executed an affidavit of lost common stock purchase warrant and ECO2 reissued to BMC a warrant to purchase 850,000 shares of ECO2 common stock at $.001/share on a cashless basis, which warrant was dated August 1, 2005 and ECO2 provided to BMC a certificate representing 5,000,000 shares of ECO2 common stock and an opinion letter pursuant to Rule 144(k), and/or any other documentation requested by ECO2’s transfer agent, to provide for the removal of the restrictive legend on the newly issued certificate.  Immediately upon ECO2’s complete performance under the terms of this settlement agreement, BMC forwarded a letter, on behalf of counsel for both sides, to the National Association of Securities Dealers advising that the action has been discontinued with prejudice.

On October 16, 2007, Robert Trotter, dba Bob Trotter’s Welding (“Trotter”) filed a claim against ECO2 and its Director and CTO, Gary De Laurentiis in Tuolumne County Superior Court.  Trotter is alleging breach of contract and that he is due fees for services provided in excess of $68,000.

The Company is unaware of any other threatened or pending litigation against it not in the ordinary course of business and that has not previously been disclosed.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the September 30, 2007, the Company received approximately $2.4 million from loans from Company Directors.  These loans were secured by promissory notes (the “Notes”) and common stock purchase warrants (the “Warrants”).  The Notes have an interest rate of fifteen percent (15%) per annum. All or any portion of the Note, any accrued interest thereon and all other sums due under the Note, is due and payable on demand within ninety (90) days of execution of the Note (the “Maturity Date”). ECO2 will make an installment payment on or prior to the sixth (6th) day of each month beginning on the Maturity Date until the principal and any accrued interest have been paid in full. Upon default of the Note, the default interest remains fifteen percent (15%) per annum.  An aggregate amount of 21,600,000 shares of common stock underlie the Warrants.  The Warrants have an exercise price of Six Cents ($0.06) per share/cashless and expire on April 15, 2015.

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
Director and Chief Executive Officer

DATE

November 5, 2007