Form 10-K
period 2007-12-31
ECO2 PLASTICS INC
filed 2008-04-15
CIK 855372

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-KSB

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE
SECURITIES EXCHANGE ACT OF 1934
For Fiscal Year Ended
December 31, 2007

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B not contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. Yes ☒

Revenues for year ended December 31, 2007 were $4,339,000.

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):  Non-accelerated filer  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒

The aggregate market value of the voting common stock held by non-affiliates of the Company as of December 31, 2007 was approximately $9.1 million based upon 129,684,619 shares held by such persons and the closing price of $0.07 per share on that date.  Shares of common stock held by each officer and director and by each person who owns 10% or more of the outstanding common stock have been excluded because these people may be deemed to be affiliates.  The determination of affiliate status is not necessarily a conclusive determination for any other purpose.

The registrant does not have any non-voting stock outstanding.

Number of shares of the registrant's common stock outstanding as of December 31, 2007 was 195,847,863.

PART I

ITEM 1. DESCRIPTION OF BUSINESS

Business Description

Founded in 1999 and based in San Francisco, California, ECO2 Plastics, Inc., a Delaware corporation (“ECO2” or the “Company”), is a publicly-traded company (OTCBB:  ECOO), that has developed a unique and revolutionary patent pending process and system, referred to as the ECO2 Environmental System (the “ECO2 Environmental System”). The ECO2 Environmental System cleans post-consumer plastics, without the use of water, at a substantial cost savings versus traditional methods within a proprietary, closed-loop system (the “Process”). This Process is licensed from Honeywell FM&T (“Honeywell”) and the Department of Energy (“DOE”) on an exclusive basis for the life of the patent. Since inception, ECO2 has invested in the development of the technology and equipment comprising the Eco 2 Environmental System, which includes the filing of a new “Process Patent” with Honeywell in May 2005 with the patent being granted in 2007. This also included building several scaled up versions of the Prototype ECO2 Environmental System (the “Prototype”), testing of the Prototypes, building a pilot plant, evaluating the product produced by the Prototype and real-time testing. The Company’s first full scale production facility was constructed in Riverbank, California and is now mechanically complete, producing saleable product and ramping up to full scale operations.  ECO2’s goal is to build and operate plastic recycling plants (the “ECO2 Plants”) in the USA that utilize the ECO2 Environmental System and to expand the ECO2 Environmental System worldwide. ECO2’s growth strategy includes organic growth, strategic acquisitions and licensing or partnership agreements, where appropriate.

In 2004, the State of California Integrated Waste Management Board (“CIWMB”), through the Recycle Market Development Zone Loan (“RMDZ”) Program, approved a $2 million “matching funds loan” to assist ECO2 in building a plant in California. In order to qualify for the loan the Company leased an 80,000 square foot building in Riverbank, California. The matching funds loan was released from an escrow account in draws based on certain criteria including the presentation of invoices for equipment and when ECO2 deposited $600,000 into the escrow account. The matching funds loan was used to complete Stage 1 and Stage 2 of the plant in Riverbank, California (the “Riverbank” or “Plant”).

The Plant is strategically located between the San Francisco bay area and the greater Sacramento metropolitan area. The Company believes that this location will allow ECO2 to provide convenient access for the generators of the feedstock (bales of plastic bottles) from approximately 10 million residential customers.

ECO2 intends to locate its second plant in California to capture additional volumes generated in the largest recycling market in the United States.   The Company has engaged a team of engineers to conduct the preliminary design efforts and has engaged a team of location and logistics specialists to support the Company in the site selection process currently underway. In addition, a strong case can be made for a third ECO2 facility in San Diego County, which has both a significant population, strong continued growth and an ample supply of feedstock from Mexico. In 2007 the Company purchased its feedstock for an average of $0.23 per pound and sells the finished clean flake for an average of $0.50 per pound. Each plant the Company builds has a potential revenue stream in excess of $30 million per year.

Construction of Riverbank is mechanically complete and the Plant has begun ramping up to full-scale operations. Based on the current production runs, the company believes that the Plant will produce approximately 50 million pounds of clean, clear flake at optimal throughput.

ECO2 has access to a supply of raw material from the major collectors of the post consumer used beverage containers in California, as well as from several independent sources. Primary suppliers of material include buyback operations, curbside collection programs, materials reclamation facilities, waste haulers and a network of plastic brokers. With the cost advantages afforded the company through its proprietary process, ECO2 can compete aggressively for the available supply of plastic. Approximately 700 million pounds annually of material is shipped from the western United States through ports in California to Asian buyers each year.

ECO2 believes it can utilize extensive contacts within the USA plastic container collection and processing industries to its benefit. Through these contacts, ECO2 and its strategic alliance partners  conservatively have access to over 60% of the domestically available Polyethylene Terephthalate (“PET”) and High Density Polyethylene (“HDPE”) from post-consumer container streams. On a regional basis, ECO2 believes it can secure feedstock agreements with its extensive industry contacts to meet the growth needs of each newly developed plant.

In 2007, a representative approached ECO2 from the Vehicle Recycling Program of USCAR, a research consortium formed by General Motors, Ford and Chrysler. ECO2 was asked to develop a solution for the removal of PCB residue on plastic generated as a by-product of auto shredder operations (“Auto Shredder Fluff”). Approximately 2.5% of a car’s weight is comprised of various forms of plastic. This plastic ends up in the Auto Shredder Fluff with the resultant plastic often contaminated with harmful PCB’s. Obviously this is a significant problem for auto manufacturers, both economically and from a public relations and liability standpoint.  ECO2 has tested contaminated samples submitted by the representative and has successfully cleaned the plastic to acceptable environmentally safe levels.  ECO2 is confident that these additional tests will result in further proof that its technology for the removal of PCB residue is state of the art. In April 2007 VRP granted the Company approximately $84,000 to further study the possibility of using the ECO2 Environmental System to mitigate PCB contamination in Auto Shredder Fluff.  Should the results of the study prove to be positive, the VRP would then engage the Company to build a plant in Detroit to produce 4,000 pounds of flake per hour. The first payment of $20,000 was received in January 2008.  Once successful, the VRP has suggested the possibility to build additional ECO2 plants to clean and consume the plastic domestically.

Further, ECO2 believes that the international market for ECO2’s products and services is substantial and has received multiple inquiries regarding the potential for construction of ECO2 plants around the world. In most cases internationally, ECO2 will be able to secure the plant feedstock for lower cost (versus $0.23 per pound in the USA), which should increase ECO2’s operating profit margins.

In 2006, the Company was developing its recycling processes and plant operations and technology development which approximated $2.0 million, which was considered research and development expense as the Company had not commenced operations other than at a testing level.  In 2007, the Company spent approximately $326,000 on research and development.

As of March 25, 2008, ECO2 had approximately 101 full time employees and 1 part-time employee.

Competition

Currently, 70% of the materials collected west of the Mississippi are exported to China in the form of bales of crushed plastic bottles and containers. Despite growing demand in California for ECO2 type of services, there is currently no significant competition in the PET or HDPE segments of the market west of the Mississippi. Nearly all of the competitive processing capacity exists east of the Mississipi and each facility deploys higher cost, less effective water-wash recycling systems,.   ECO2 is the only company that washes PET without water using the ECO2 Environmental System, and as an end result, offers substantial operating efficiency advantages, and significant positive environmental benefits.

ITEM 2. DESCRIPTION OF PROPERTY

The Company does not own any real property.  ECO2 has entered into a 5 year lease agreement expiring in March 2009 with a 5 year option on a 58,000 sq. ft. steel frame building in the heavy industrial complex building in Riverbank, California. The agreement includes 3,500 sq. ft. of office space.  In addition, the Company leases approximately 2,300 square feet of office space in San Francisco, California at 680 Second Street, Suite 200, pursuant to the terms of a 2 year lease.

ITEM 3. LEGAL PROCEEDINGS

On October 16, 2007, Robert Trotter, dba Bob Trotter’s Welding (“Trotter”) filed a claim against ECO2 and its Director and CTO, Gary De Laurentiis in Tuolumne County Superior Court.  Trotter is alleging breach of contract and that he is due fees for services provided in excess of $68,000, of which $7,500 is alleged to be due from the Company.

The Company is unaware of any other threatened or pending litigation against it not in the ordinary course of business and that has not previously been disclosed.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

As of February 28, 2008, ECO2 Plastics, Inc. had 207,247,863 shares of common stock issued and outstanding and had approximately 914 stockholders of record.  There are 0 shares of preferred stock issued and outstanding.

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

FISCAL QUARTER ENDING	HIGH BID		LOW BID
December 31, 2007		$.08		$.07
September 30, 2007		$.15		$.13
June 30, 2007		$.21		$.19
March 31, 2007 (1)	$		$
December 31, 2006		$.16		$.11
September 30, 2006		$.15		$.10
June 30, 2006		$.16		$.11
March 31, 2006		$.14		$.10

(1)	Due to the Company’s name and symbol change in the first quarter of 2007, we are unable to obtain the high and low bid prices for that quarter.

On March 25, 2008, the closing price was $0.05 per share.
We have never declared or paid cash dividends to our stockholders. We currently intend to retain all available funds and any future earnings for use in the operation of our business and we do not anticipate declaring or paying cash dividends for the foreseeable future.

Securities authorized for issuance under equity compensation plans as of December 31, 2007:

Equity Compensation Plan Information
Plan Category	Number of securities to	Weighted-average	Number of securities
	be issued upon exercise	exercise price of	remaining available for
	of outstanding options,	outstanding options,	future issuance under
	warrants and rights (a)	warrants and rights (b)	equity compensation
			plans (excluding
			securities reflected in
			column (a))

Equity compensation	N/A	N/A	N/A
plans approved by
security holders

Equity compensation	4,457,370(1)	$.06	N/A
plans not approved by
security holders	15,000,000(2)	Price as listed on the	5,150,000
		OTCBB at the time of
		issuance.

	19,500,000(3)	$.06	N/A

	1,500,000(4)	$.06	N/A

	750,000(5)	$.06	N/A

	500,000(6)	$.06	N/A

	1,000,000(7)	$.06	N/A

	12,000,000(8)	$0.0975	12,000,000

	5,000,000 (9)	$0.108	N/A

(1)
Consists of a warrant issued by the Company to Gary De Laurentiis, its Director and CTO, pursuant to which Mr. De Laurentiis may purchase up to 2,457,370 shares of common stock of the Company, exercise price of $.06 per share and a Warrant issued by the Company pursuant to which Mr. De Laurentiis may purchase up to 2,000,000 shares of common stock of the Company at a price of $.06 per share.  These warrants were fully assigned and cancelled on August 11, 2005.

(2)
2005 Stock Plan of the Company adopted by the Board of Directors on January 28, 2005. The 2005 Stock Plan (the “Plan”) was adopted by the Board of Directors as a method to compensate company employees, directors and non-employee independent contractors that provide services to the Company. The Plan is administered by two non-employee directors of the Company based upon recommendations for issuances by the Company’s CTO.

(3)
Consists of a warrant issued by the Company to Gary De Laurentiis, its Director and CTO, pursuant to which Mr. De Laurentiis may purchase up to 20,000,000 shares of common stock of the Company, exercise price of $.06 per share. While the Company authorized the warrant in the amount of 20,000,000 shares, simultaneous with the issuance of the warrant, Mr. De Laurentiis transferred the rights represented by the warrant in the right to buy 500,000 shares of common stock of the company to another. Accordingly, the presentation of the warrant in this report has been limited to the 19,500,000 shares the right to purchase Mr. De Laurentiis actually received.  In connection with various assignments made from this warrant to other related and unrelated parties, Mr. De Laurentiis can purchase up to 7,384,682 shares of common stock of the Company in accordance with this warrant.

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

(8)
Consists of a warrant issued by the Company to Mario Sandoval, its former Chief Operating Officer, pursuant to which Mr. Sandoval may purchase up to 12,000,000 shares of common stock of the Company at an exercise price of $0.0975 per share.  This warrant was issued in accordance with Mr. Sandoval’s employment agreement, dated October 20, 2006.  Under this agreement, Mr. Sandoval received a total of 24,000,000 warrant shares, of which 17,000,000 had vested.  In connection with Mr. Sandoval’s departure, he agreed to return his previously issued common stock purchase warrant in exchange for 5,000,000 shares of common stock, par value $0.001 per share, with a per share price at $0.07 per share which were filed on Form S-8 under the Securities Act of 1933 with the SEC.

(9)
Consists of a warrant issued by the Company to Craig Hardy, its former Chief Financial Officer, who resigned in March 2008, pursuant to which Mr. Hardy may purchase up to 5,000,000 shares of common stock of the Company at an exercise price of $0.108 per share/cashless.  This warrant was issued in accordance with Mr. Hardy’s employment agreement, dated August 10, 2007.  Under this agreement, Mr. Hardy is to receive a total of 5,000,000 warrant shares, of which 1,250,000 have vested.

Recent Sales of Unregistered Securities

During the period covered by this 10-KSB, the Company sold the following securities which were not registered under the Securities Act of 1933 (the “Act”) and not reported on any other form:

Director Notes – During July through October 2007, the Company received cash proceeds of approximately $2.5 million from various members of the Company’s Board of Directors (the “Director Notes”).  In accordance with the Director Notes, each lender received a promissory note with an interest rate of 15% per annum (the “Note”).  All or any portion of the Note, any accrued interest thereon and all other sums due under the Note, is due and payable on demand within 90 days of the Note.  In connection with these notes, lenders received common stock purchase warrants to purchase 22,657,000 shares of Company common stock with an exercise price of $0.06 per share that expire in April 2015.  The shares underlying the warrants are subject to piggy back registration rights.  The exercise price of the warrants is subject to anti-dilution downward adjustments in the event the Company sells common stock at a price below the exercise price.  During 2007, two of the Company’s Directors made loans due on demand with interest at 10% to the Company in the aggregate total of $577,000.  The loan from one Director in the amount of $300,000 was repaid, and the other $277,000 was cancelled and replaced with Director Notes.

Short-term Notes - During October through December 2007, the Company received cash proceeds of approximately $ 2.0 million from new and existing investors and issued to each lender a promissory note with an interest rate of 15% per annum, due and payable on demand within 180 days (the “Short-Term Note”), and warrants to purchase approximately 18.1 million shares of Company common stock with an exercise price of $0.06 per share that expire in April 2015.  The shares underlying the warrants are subject to piggy back registration rights.  The exercise price of the warrants is subject to anti-dilution downward adjustments in the event the Company sells common stock at a price below the exercise price.

Private Placement Notes - During 2007, the Company received $5 million pursuant to investment terms substantially similar to the PPM (defined below) (the “Additional Investment”) and issued $5 million Private Placement Notes and Private Placement Warrants to purchase 15,000,000 shares of common stock.  In connection with the Additional Investment, the placement agent received cash fees of approximately $100,000 and received warrants, with a cashless exercise provision, to purchase 382,429 shares of restricted common stock of the Company at a per share price of $0.06 exercisable for 10 years.  Pursuant to rights and terms of the Additional Investment purchase agreement, the holder of $2 million of notes designated one person to become a member of the Company’s Board of Directors, which such person was appointed in 2007.  Additionally, in 2007, the Company issued three PPM Units, comprised of $75,000 of Private Placement Notes and 225,000 Private Placement Warrants in exchange for accrued liabilities, which such notes were immediately converted into 769,231 shares of Company common stock in accordance with terms of the notes.

During 2006, proceeds for approximately $7.9 million were received into escrow pursuant to a private placement memorandum (the “PPM”) through the offering of Units for $25,000 per unit, each Unit consisting of a $25,000 junior secured subordinated convertible debenture (the “Private Placement Notes”), bearing interest at 10% with principal and accrued interest due 18 months from issuance (“maturity date”), convertible into shares of the Company’s common stock at a price of $0.0975 per share, and a warrant, with a cashless exercise provision, to purchase 75,000 shares of restricted common stock of the Company, exercisable until April 15, 2015 at an exercise price of $0.06 per share (the “Private Placement Warrants”).  The PPM closed in January 2007.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

FORWARD LOOKING STATEMENTS CAUTIONARY

This Item 6 and the December 31, 2007 Annual Report on Form 10-KSB may contain "forward-looking statements." In some cases, you can identify forward-looking statements by terminology such as "may," "will," "should," "could," "expects," "plans," "intends," "anticipates," "believes," "estimates," "predicts," "potential" or "continue" or the negative of such terms and other comparable terminology. These forward-looking statements include, without limitation, statements about our market opportunity, our strategies, competition, expected activities and expenditures as we pursue our business plan, and the adequacy of our available cash resources. Although we believe that the expectations reflected in any forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Actual results may differ materially from the predictions discussed in these forward-looking statements. Changes in the circumstances upon which we base our predictions and/or forward-looking statements could materially affect our actual results. Additional factors that could materially affect these forward-looking statements and/or predictions include, among other things: (1) our limited operating history; (2) our ability to pay down existing debt; (3) our ability to retain the professional advisors necessary to guide us through our corporate restructuring; (4) the risks inherent in the investigation, involvement and acquisition of a new business opportunity; (5) unforeseen costs and expenses; (6) potential litigation with our shareholders, creditors and/or former or current investors; (7) the Company's ability to comply with federal, state and local government regulations; and (8) other factors over which we have little or no control.

The following should be read in conjunction with the Company’s financial statements included in this December 31, 2007 Annual Report on Form 10-KSB (the “Annual Report”).

Business   –   ECO2 Plastics, Inc., “ECO2” or the “Company”, was incorporated under the laws of the State of Delaware in 2000, and formed for the purpose of acquiring certain patented technology and the development of a worldwide market for its usage.  ECO2 has developed a unique and revolutionary patent pending process and system, referred to as the ECO2 Environmental System (the “ECO2 Environmental System”). The ECO2 Environmental System cleans post-consumer plastics, without the use of water, at a substantial cost savings versus traditional methods (the “Process”). This Process is licensed from Honeywell and the Department of Energy on an exclusive basis for the life of the patent. Since its inception, ECO2 has invested in the development of the technology and equipment comprising the ECO2 Environmental System, which includes a “Process Patent” granted in 2007. This included building several scaled up versions of the Prototype ECO2 Environmental System (the “Prototype”), testing of the Prototypes, building a pilot plant, evaluating the product produced by the Prototype and real-time testing. The Company’s first full scale production facility was constructed in Riverbank, California and is now producing saleable product and ramping up to full scale operations as it further develops the process. ECO2’s goal is to build and operate plastic recycling plants in the USA that utilize the ECO2 Environmental System and to expand the ECO2 Environmental System worldwide. ECO2’s growth strategy includes organic growth, strategic acquisitions and licensing or partnership agreements, where appropriate.

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

Liquidity and Capital Resources - At December 31, 2007, we had a working capital deficit of approximately $18.6 million, compared to a working capital deficit of $3.2 million at December 31, 2006.  At December 31, 2007, we had a total stockholders’ deficit of $11. 8 million compared with a total stockholder's equity of approximately $2.7 million at December 31, 2006.  At December 31, 2007, the Company does not have sufficient cash to meet its needs for the next twelve months.

The Company has incurred recurring losses from operations and has a net working capital deficiency and net capital deficiency that raises substantial doubt about its ability to continue as a going concern. The Report of Independent Registered Public Accounting Firm included in this Annual Report stated that these conditions, among others, raise substantial doubt about the Company’s ability to continue as a going concern. Historically, our cash needs have been met primarily through proceeds from private placements of our equity securities and debt instruments including debt instruments convertible into our equity securities. Company management intends to raise additional cash to fund future operations and to provide additional working capital. However, there is no assurance that such financing will be obtained.  We expect to continue to raise capital in the future, but cannot guarantee that such financing activities will be sufficient to fund our current and future projects and our ability to meet our cash and working capital needs.

The Company’s Board of Directors and Chief Executive Officer continue to be actively involved in discussions and negotiations with creditors and holders of Company notes payable regarding conversion of amounts owed and warrants into shares of Company common stock, and in continued fund-raising activities with new and existing investors with respect to raising additional cash. Subsequent to December 31, 2007:

•	The Company received cash of approximately $1.9 million pursuant to issuance of short-term notes payable to new and existing investors;

•
Holders of all convertible notes payable outstanding having a total principal amount outstanding of approximately $13.2 million (before debt discount of approximately $2.2 million), together with accrued interest of approximately $1.7 million, converted such notes and returned to the Company warrants to purchase approximately 39 million shares of common stock  at $0.06 per share and in exchange received approximately 243 million shares of the Company’s common stock;

•
Pursuant to terms of a special offer made to all holders of warrants to purchase common stock, approximately 124 million warrants were exchanged  for approximately 82 million shares of Company common stock; and

•
The Company entered into agreements with certain service providers pursuant to which the Company will issue approximately 16 million shares of its common stock as payment for amounts owed for services of approximately $754,000.

Following is an unaudited pro forma illustration of the effects of this debt conversion, warrants for shares exchange and issuance of shares for services as of December 31, 2007, as if such conversions, warrants for share exchanges, and shares for services had occurred as of that date (in thousands):

	Actual	Note Conversions	Shares for Warants	Shares for Services	Pro Forma
Total Liabilities	$21,270	$(12,700)	$-	$(754)	$7,816
Total stockholders’ equity (deficit)	(11,755)	12,700	-	754	1,699
Total	$9,515	$-	$-	$0	$9,515
Shares issued and issuable	198,101	243,000	82,000	19,000	542,101
Warrants issued and issuable	182,697	(39,000)	(124,000)	-	19,697

Results of Operations - Revenues were $4.3 million during the year ended December 31, 2007 as compared to $61,000 during the prior year. Revenues increased quarter over quarter during 2007, with quarterly revenues of approximately $99,000 during the first quarter, $418,000 during the second quarter and increasing to $1.4 million and $2.4 million during the third and fourth quarters, respectively.  Revenues are expected to continue to increase in future periods. Cost of goods sold consists of the cost of raw materials processed and was approximately $4.2 million during the year ended December 31, 2007 as compared to $50,000 in 2006. Gross profit was $119,000 for the year ended December 31, 2007 as compared to $11,000 in 2006.  The plant has begun ramping towards full-scale operation and as a result, significant volumes of inventory are consumed for quality testing during these periods. Most of the tested material is shipped out of the plant at prices significantly lower than market standard, which has resulted in a relatively low gross profit in 2007. Additionally, during 2007, costs of goods sold include write-downs for scrap and waste product of approximately $204,000.  Gross profit is expected to increase in future periods.

Plant operations and technology development expenses increased to $6.9 million for the year ended December 31, 2007 as compared to $2.0 million for 2006.  As the Company ramps up the Riverbank Plant, operating expenses are increasing commensurate with the increase in operating activity, comprised primarily of payroll and related, utilities, occupancy, supplies, and repairs and maintenance expenses.  Payroll and related costs approximated $2.4 million in 2007 as compared to $724,000 in 2006, and depreciation expense approximated $1.0 million in 2007 as compared to $495,000 in 2006.  Other plant operating expenses approximated $3.5 million in 2007 as compared to $789,000 in 2006.  These expenses are expected to continue to increase in future periods.  As production increases to closer to capacity volumes, certain plant operations expenses will be included in cost of goods sold.

General and administrative expenses decreased to $9.3 million for the year ended December 31, 2007 as compared to $12.9 million for 2006.  Payroll and related costs approximated $6.4 million in 2007 as compared to $8.6 million in 2006.  The decrease in 2007 payroll and related was primarily due to higher non-cash stock-based compensation relating to employment agreements equity awards entered into in 2006 with certain executive officers and related recruiter fees payable in equity securities.  Consulting and legal fees expenses approximated $759,000 in 2007 as compared to $3.6 million in 2006.   The decrease in consulting and legal fees was primarily due to higher non-cash stock-based compensation expense in 2006 of $2.4 million as compared to $91,000 in 2007.  Also included in general and administrative expenses are settlement provisions of approximately $680,000 in 2007 and $402,000 in 2006, which for the most part were the result of issuances of equity securities.

The Company recorded interest expense of approximately $16.6 million for the year ended December 31, 2007 as compared to $4.8 million in 2006.  Interest expense includes amortization of debt issue costs and debt discount of approximately $14.8 million for 2007 and $4.1 million for 2006, which represents most of the increase year over year. The increase in interest expense for 2007 as compared to the prior year was also, to a lesser extent, due to increased average borrowings during 2007.

The Company’s net loss increased approximately $11.9 million to $32.6 million for the year ended December 31, 2007 from $20.8 million for 2006, due primarily to the increase in interest expense, and to a lesser extent, increase in loss from operations resulting from increases in plant operations and technology development.

The Company has approximately $34 million of net operating loss carry-forwards at December 31, 2007 potentially available to offset future income taxes which expire through 2027.  Realization is dependent on generating sufficient taxable income prior to expiration of the loss carry-forwards.  A change of greater than 50% of the Company ownership could significantly limit the utilization of these loss carryforwards.  The Company continues to provide a full valuation allowance to reduce its net deferred tax asset to zero, inasmuch as Company management has not determined that realization of deferred tax assets is more likely than not.

Cash Provided (Used) by Operating, Investing and Financing Activities - During the year ended December 31, 2007 cash used by operating activities increased to approximately $7.2 million from $4.1 million during the prior year, due primarily to an increase in loss from operations.

During the year ended December 31, 2007, cash used by investing activities decreased to approximately $3.1 million relating to capital expenditures on the recycling plant as compared to $3.7 million during the prior year, since the plant was substantially completed in 2006.  Expenditures during 2007 have primarily related to additional capacity and process improvements.

During the year ended December 31, 2007, cash provided by financing activities increased to approximately $10.4 million from $7.8 million during the prior year. During 2007, the Company received proceeds of approximately $7.9 million (including approximately $1.2 million receivable for cash in escrow for securities sold in 2006) from sales of private placement units comprised of convertible promissory notes and warrants and subordinated notes and warrants, and approximately $2.9 million from loans from Company Directors.

Critical Accounting Policies and Estimates  –  The preparation of financial statements included in this Annual Report requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  On an on-going basis, management evaluates its estimates and judgments. Management bases its estimates and judgments on historical experiences and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources.  Actual results may differ from these estimates under different assumptions or conditions.  The more significant accounting estimates inherent in the preparation of the Company's financial statements include estimates as to the depreciable lives of property and equipment, valuation of equity related instruments issued, and the valuation allowance for deferred income tax assets. Our accounting policies are described in the notes to financial statements included in this Annual Report. The more critical accounting policies are as described below.

Going concern presentation - The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States, which contemplate continuation of the Company as a going concern. The Company has incurred recurring losses from operations and has a net working capital deficiency and net capital deficiency that raises substantial doubt about its ability to continue as a going concern. The Report of Independent Registered Public Accounting Firm included in this Annual Report stated that these conditions, among others, raise substantial doubt about the Company’s ability to continue as a going concern. Company management intends to raise additional financing to fund future operations and to provide additional working capital. However, there is no assurance that such financing will be obtained in sufficient amounts necessary to meet the Company’s needs. The accompanying financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that may result from the outcome of this uncertainty.

Revenue recognition - The Company recognizes revenue when there is persuasive evidence of an arrangement, the product has been delivered to the customer, the sales price is fixed or determinable, and collectability is reasonably assured. The Company recognizes revenues from sales of recycled products upon shipment to customers. Amounts received in advance of when products are delivered are recorded as liabilities until earned. Research or other types of grants from governmental agencies or private organizations are recognized as revenues if evidence of an arrangement exists, the amounts are determinable and collectibility is reasonably assured with no further obligations or contingencies remaining.  Incentive grants from the California Department of Conservation recognized as revenues during 2007 were approximately $117,000.

In April 2007 the Company was granted $84,000 for research from a private consortium.  The Company will receive payments based on achievement of milestones as defined in the grant.  No payments were received and no revenues were recognized in 2007 as the milestones were not yet met.  In January 2008 certain miltestones were met and the Company received the first payment of $20,000.

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

Recent accounting pronouncements - In December 2006, the FASB issued FASB Staff Position No. EITF 00-19-2 “Accounting for Registration Payment Arrangements” (“FSP EITF 00-19-2”), which addresses an issuer’s accounting and disclosures relating to registration payment arrangements. In accordance with FSP EITF 00-19-2, registration payment arrangements are accounted for as an instrument separate and apart from the related securities and will be accounted for in accordance with Statement of Financial Accounting Standards No. 5 “Accounting for Contingencies,” accruing a liability if payment is probable and the amount can be reasonably estimated. Unless the Company enters into agreements providing for payments relating to registration arrangements, this pronouncement will have no effect on the Company’s results of operation, financial position or liquidity.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements but does not require any new fair value measurements. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. It is expected that adoption of SFAS 157 will not have a material impact on the Company’s results of operations, financial position or liquidity.

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS 159”).  SFAS 159 is effective for fiscal years beginning after November 15, 2007.  It is expected that adoption of SFAS 159 will not have a material impact on the Company’s results of operations, financial position or liquidity.

In June 2007, the Emerging Issues Task Force of the FASB issued EITF Issue No. 07-3, Accounting for Nonrefundable Advance Payments for Goods or Services to be Used in Future Research and Development Activities, (“EITF 07-3”) which is effective for fiscal years beginning after December 15, 2007. EITF 07-3 requires that nonrefundable advance payments for future research and development activities be deferred and capitalized. Such amounts will be recognized as an expense as the goods are delivered or the related services are performed. It is expected that adoption of EITF 07-3 will not have a material impact on the Company’s results of operations, financial position or liquidity.

In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations” (“SFAS 141(R)”), which replaces SFAS No. 141. SFAS No. 141(R) establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any non-controlling interest in the acquiree and the goodwill acquired. The Statement also establishes disclosure requirements which will enable users to evaluate the nature and financial effects of the business combination. SFAS 141(R) is effective for fiscal years beginning after December 15, 2008. The adoption of SFAS 141(R) will have an impact on accounting for future business combinations once adopted.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements – an amendment of Accounting Research Bulletin No. 51” (“SFAS 160”), which establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable to the parent and to the noncontrolling interest, changes in a parent’s ownership interest and the valuation of retained non-controlling equity investments when a subsidiary is deconsolidated. The Statement also establishes reporting requirements that provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the non-controlling owners. SFAS 160 is effective for fiscal years beginning after December 15, 2008. The Company has not determined the effect that the application of SFAS 160 will have on its financial statements.

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

ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 8A. CONTROLS AND PROCEDURES.

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in the rules and regulations of the SEC under the Exchange Act) as of the end of the period covered by this report (the "Evaluation Date). Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of the Evaluation Date.

ITEM 8A(T). CONTROLS AND PROCEDURES.

(a) Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act, as amended, as a process designed by, or under the supervision of, a company’s principal executive and principal financial officers and effected by a company’s board of directors, management and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Our internal control over financial reporting includes those policies and procedures that:

•	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets;

•
provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors;

•	and provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Internal control over financial reporting cannot provide absolute assurance of achieving financial reporting objectives because of its inherent limitations.  Internal control over financial reporting is a process that involves human diligence and compliance and is subject to lapses in judgment and breakdowns resulting from human failures. Internal control over financial reporting also can be circumvented by collusion or improper management override.  Because of such limitations, there is a risk that material misstatements may not be prevented or detected on a timely basis by internal control over financial reporting. However, these inherent limitations are known features of the financial reporting process.  Therefore, it is possible to design into the process safeguards to reduce, though not eliminate, this risk.  In addition, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate.

In order to evaluate the effectiveness of our internal control over financial reporting as of December 31, 2007, as required by Sections 404 of the Sarbanes-Oxley Act of 2002, our management commenced an assessment, based on the criteria set forth in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the "COSO Framework"). A material weakness is a control defeciency, or a combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. In assessing the effectiveness of our internal control over financial reporting, our management, including the chief executive officer and principal financial officer, could not conclude that our internal controls and procedures were sufficient to ensure that we maintained appropriate internal control over financial reporting at December 31, 2007, as while we considered the criteria established in the COSO Framework, we did not perform a complete assessment as outlined in Commission Guidance Regarding Management’s Report on Internal Control Over Financial Reporting Under Section 13(a) or 15(d) of the Exchange Act. In summary, the Company did not conduct sufficient testing of internal controls in 2007 to satisfy COSO requirements. As a result, we have put an implementation plan in place whereby in 2008 sufficient testing to satisfy COSO requirements will be performed. The absense of the ability to conclude as to the sufficiency of internal controls, is a material weakness.

Despite the insufficient testing, we believe that our financial statements contained in this Form 10-KSB filed with the SEC fairly present our financial position, results of operations and cash flows for the fiscal year ending December 31, 2007 in all material respects. This annual report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. Our internal controls were not subject to attestation by our independent registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management’s report in this annual report.

(b) Changes in Internal Control Over Financial Reporting

There have been no changes in our internal controls over financial reporting during our most recent fiscal quarter that have materially affected, or are reasonable likely to materially affect, our internal controls over financial reporting.

ITEM 8B. OTHER INFORMATION.

None

ITEM 9.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

Executive Officers and Directors

NAME	AGE	POSITION
Rodney S. Rougelot	44	Director and Chief Executive Officer and Interim Chief Financial Officer
Gary M. De Laurentiis	62	Director and Chief Technology Officer
David M. Otto	49	Director
Lawrence A. Krause	67	Director
Ronald M. Domingue	45	Director
Roy A. Herberger	64	Director
William Whittaker	58	Chairman
Craig Hardy	39	Former Chief Financial Officer
Mario Sandoval	44	Former Chief Operating Officer

Rodney S. Rougelot
Director and Chief Executive Officer

Mr. Rougelot brings to ECO2 over 20 years of extensive experience in recycling, operations, finance, and mergers and acquisitions.  Upon graduating from Harvard Business School, Mr. Rougelot founded Recycling Resource, LLC (“Recycling Resource”) in 1991, which rapidly became one of the leading recycling companies in California.  After Recycling Resource was acquired by Tomra Pacific, Inc. (“Tomra Pacific”) in 1998, Mr. Rougelot served as President of the commercial division, building Tomra Pacific into one of the largest beverage container recyclers in the United States.  Most recently in 2006, Mr. Rougelot was engaged through Stone Yamashita Partners as a strategic consultant with The Coca Cola Company.  Mr. Rougelot has served as Director and Chief Executive Officer since July 2006 and was appointed interim Chief Financial Officer in March 2008.

Mr. Rougelot is not a director of any other public company, nor is he related to any officer, director or affiliate of the Company.  Mr. Rougelot is not a party to any pending legal proceeding, nor has he been subject to a bankruptcy petition filed against him, nor been convicted in, or subject to, any criminal proceeding.

Gary M. De Laurentiis
Director and Chief Technology Officer

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

David M. Otto
Director

Mr. Otto is a Seattle-based attorney and the President of The Otto Law Group, PLLC. Mr. Otto’s practice is focused on corporate finance, securities, mergers & acquisitions, corporate law and governance. Mr. Otto began his practice on Wall Street in New York City in 1987 with the Hughes, Hubbard and Reed law firm, where he concentrated on significant corporate leveraged buyout and takeover transactions and equity and debt offerings for investment banks, venture capital firms and Fortune 1000 companies. In 1991, Mr. Otto moved to Seattle in order to dedicate his extensive experience to entrepreneurs, technology innovators, start-up and emerging growth businesses. In July 1999, Mr. Otto founded the Otto Law Group, PLLC in Seattle. Mr. Otto is a Director of Vocalscape Networks, Inc., SinoFresh Healthcare, Inc., TechAlt, Inc., SARS Corporation and Avisere, Inc. He is a member of the American Bar Association Committee on the Federal Regulation of Securities, Subcommittee on the 1933 Act and Chairman of the Legislation Subcommittee of the ABA’s Venture Capital and Private Equity Committee. Mr. Otto is admitted to practice law in New York and Washington. Mr. Otto earned an AB from Harvard University and a JD from Fordham University School of Law.  Mr. Otto has served as a Director since February 2006.

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

Ronald M. Domingue
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
Chairman

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

Roy A. Herberger
Director

Mr. Herberger brings extensive marketing, management and corporate strategy experience to the Company.  Mr. Herberger is currently President Emeritus of the Thunderbird School of Global Management.  From 1989 until August 2004, Mr. Herberger served as President of Thunderbird, the Gavin Graduate School of International Management in Glendale, Arizona.  His experience includes research and consultancies with several major Asian corporations.  Mr. Herberger has also published numerous articles on international business negotiations in United States and international academic and business periodicals.  He currently is a director of the Mayo Clinic, Rochester; Pinnacle West Capital Corporation and MedAire, Inc.  Mr. Herberger graduated from the University of Colorado in 1971 with a PhD in business and from the University of Texas, Austin with a M.A. in 1968 and B.A. in 1966.  Mr. Herberger was appointed as Director in May 2007.

Mr. Herberger is not related to any officer, director or affiliate of the Company.  Mr. Herberger is not a party to any pending legal proceeding, nor has he been subject to a bankruptcy petition filed against him, nor been convicted in, or subject to, any criminal proceeding.

Craig Hardy
Former Chief Financial Officer

Mr. Hardy resigned from the Chief Financial Officer position in March 2008.  In August 2007, Mr. Hardy was appointed Chief Financial Officer of ECO2.  Most recently, Mr. Hardy was the Senior Finance Director at E&J Gallo Winery in Modesto, California (“E&J Gallo”).  Mr. Hardy served as the Finance Director of Operations and served as the Finance Director of Corporate Planning and Analysis at E&J Gallo.  Prior to joining E&J Gallo, Mr. Hardy served as the Finance Manager of GE Specialty Chemicals at General Electric Company (“GE”) from 2001 to 2003.  Previous positions Mr. Hardy has held with GE include Commercial Finance Manager of GE Silicones, Six Sigma Master Black Belt of GE Industrial Systems and Senior Financial Analyst of GE Industrial Systems.  Mr. Hardy earned a Bachelor of Science in Business Administration in 1990 from State University of New York at Buffalo and a Masters of Business Administration in 1995 from Union College.

Mr. Hardy is not a director of any other public company, nor is he related to any officer, director or affiliate of the Company.  Mr. Hardy is not a party to any pending legal proceeding, nor has he been subject to a bankruptcy petition filed against him, nor been convicted in, or subject to, any criminal proceeding.

Mario Sandoval
Former Chief Operating Officer

Mr. Sandoval resigned from the Chief Operating Officer position effective March 1, 2008.  Mr. Sandoval was previously the Senior Process Leader with Johns Manville in the BPS initiative, headquartered in Denver, Colorado.  He was responsible for all aspects of the Plan to Make implementation.  Prior to joining BPS, Mr. Sandoval was the Director of Strategic Engineering Programs and the Director of Operations for performance materials.  Prior to joining Johns Manville in July of 2004, Mr. Sandoval was the Vice President and Supply Chain Leader for General Electric Polymershapes (“GE”).  Previous positions Mr. Sandoval has held with GE include Global Manufacturing Leader for Crystalline Plastics, Master Black Belt and various operational leadership, quality and automation engineering roles. He started his career with GE on the Chemical/Metallurgical Management Training program.  Mr. Sandoval has a Bachelor of Science degree in chemical engineering and computer science from New Mexico State University.  Mr. Sandoval had served as Chief Operating Officer since October 2006.

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

Code of Ethics

The Company has adopted a Revised Code of Ethics. The Revised Code of Ethics is attached as Exhibit 14.1. The Company hereby undertakes to provide any person without charge, upon request, a copy of the Company’s Code of Ethics. Requests for copies of the Company’s Code of Ethics should be sent to:

ECO2 Plastics, Inc.
680 Second Street, Suite 200
San Francisco, CA 94107
Attn: Rodney S. Rougelot

ITEM 10.  EXECUTIVE COMPENSATION.

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary	Bonus	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	Change in Pension Value and Nonqualified Deferred Compensation Earnings	All Other Compensation	Total
CEO Rodney S. Rougelot Appointed July 2006 (1)	2007	$330,000	$0	$1,382,000	$0	$0	$0	$0	$1,712,000
	2006	$129,198	$0	$4,600,000	$0	$0	$0	$8,700	$4,737,898
	2005	N/A	N/A	N/A	N/A	N/A	N/A	N/A	N/A

CTO Gary De Laurentiis (2)	2007	$290,000	$0	$160,000	$0	$0	$0	$0	$450,000
	2006	$291,628	$0	$847,000	$0	$0	$0	$7,500	$1,146,128
	2005	$84,000	$0	$0	$0	$0	$0	$168,000	$252,000

Former COO Mario Sandoval (3)	2007	$290,769	$0	$0	$0	$0	$0	$0	$290,769
	2006	$45,833	$0	$0	$1,600,000	$0	$0	$5,800	$1,651,633
	2005	N/A	N/A	N/A	N/A	N/A	N/A	N/A	N/A

Former CFO Craig Hardy Appointed Aug. 2007 (4)	2007	$78,846	$0	$0	$198,000	$0	$0	$0	$78,846
	2006	N/A	N/A	N/A	N/A	N/A	N/A	N/A	N/A
	2005	N/A	N/A	N/A	N/A	N/A	N/A	N/A	N/A

(1)
Under the terms of Mr. Rougelot’s employment agreement, he received 35,200,000 shares of Company common stock, of which 17,600,000 (50%) shares are fully-vested, and of which 8,800,000 shares vested in September 2007 and the remaining 8,800,000 vest pro-rata from October 2007 to September 2008.  The total value of the shares based on the $0.13 per share grant date quoted trading price of the Company’s common stock was approximately $4.6 million.  In connection with this agreement, the Company recorded compensation expense in 2007 of approximately $1.4 million for fully-vested shares and for a portion of the unvested shares amortized on a straight-line basis over the vesting periods.  In addition, pursuant to terms of the executive’s employment agreement, the executive received an additional 8,800,000 fully-vested shares in connection with the certain agreement specified capital raising events, and as a result of the occurrence of such event, the Company recorded additional compensation expense of approximately $1.1 million based on the $0.125 per share closing quoted trading price on the date of the event.  A total of 44,000,000 million shares of Company common stock were issued to the executive in 2006, a portion of which is subject to return in accordance with vesting provisions. This information is also found in the Outstanding Equity Awards at Fiscal Year-End table and the Option Exercises and Stock Vested table below.

(2)
Under the terms of Mr. De Laurentiis’ employment agreement, he will receive 24,000,000 fully-vested shares or share equivalents (warrants), of which he had previously received 17,953,208 of such shares and share equivalents, or an additional 6,046,792 shares.  In connection with this agreement, inasmuch as the shares were fully vested in 2006, the Company recorded compensation expense and an increase in additional paid-in capital of $847,000, which was determined on the $0.14 per share quoted trading price on the date of the employment agreement. This information is also found in the Outstanding Equity Awards at Fiscal Year-End table and the Option Exercises and Stock Vested table below. In 2007, in connection with this agreement, Mr. DeLaurentiis received an additional 2,000,000 fully-vested shares of Company common stock, which the Company recorded as compensation expense of $160,000, which was, determined on the $0.08 per share quoted trading price on the date of the award.

(3)
Mario Sandoval served as the COO from October 2006 until his resignation effective March 1, 2008.  Under the terms of Mr. Sandoval’s employment agreement, he was to receive shares of Company common stock (or stock options, at the executive’s election) covering 5% of Common Stock Equivalents, as defined in the agreement.  The Effective Date of the employment agreement was October 19, 2006, at which date the executive received options to purchase 24,000,000 common shares (shares were not elected) of Company common stock, of which 12,000,000 (50%) warrant were fully-vested, and of which 6,000,000 warrants vest in October 2007 and the remaining 6,000,000 were to vest pro-rata from November 2007 to October 2008. The warrants were exercisable at $0.0975 per share for ten years. In connection with this agreement, the Company recorded compensation expense of approximately $1.6 million based on the fair value as determined utilizing the Black-Scholes valuation model as of the Effective Date for fully-vested shares, and $155,000 for a portion of the unvested shares amortized on a straight-line basis over the vesting periods.  This information is also found in the Outstanding Equity Awards at Fiscal Year-End table and the Option Exercises and Stock Vested table below.  In connection with Mr. Sandoval’s departure, he agreed to return his previously issued common stock purchase warrant in exchange for 5,000,000 shares of common stock, par value $0.001 per share, with a per share price at $0.07 per share which were filed on Form S-8 under the Securities Act of 1933 with the SEC.

(4)
Craig Hardy served as the CFO from August 2007 until his resignation in March 2008. Pursuant to the terms of Mr. Hardy’s employment agreement, he was to receive an annual salary of $250,000 and he was to receive equity in the Company of up to 5,000,000 shares of the Company’s issued and outstanding stock based on his length of service to the Company.  In connection with the employment agreement’s equity awards, Mr. Hardy was issued a common stock purchase warrant to acquire up to 5,000,000 shares of common stock at $0.108 per share/cashless.  This information is also found in the Outstanding Equity Awards at Fiscal Year-End table and the Option Exercises and Stock Vested table below.

GRANTS OF PLAN BASED AWARDS.

No grants of plan based awards were granted during the 2007 fiscal year.

DESCRIPTION OF ADDITIONAL MATERIAL FACTORS

On August 10, 2007, Craig D. Hardy’s employment agreement was deemed effective by the Board of Directors of the Company, making him the new Chief Financial Officer.  Pursuant to the terms of the employment agreement, Mr. Hardy shall receive an annual salary of $250,000 and he shall receive equity in the Company of up to 5,000,000 shares of the Company’s issued and outstanding stock based on his length of service to the Company.  Mr. Hardy elected to receive the equity in the form of a common stock purchase warrant.  In March 2008 Mr. Hardy resigned.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

Name	Option Awards					Stock Awards
	Number of Securities Underlying Unexercised Options	Number of Securities Underlying Unexercised Options	Equity Incentive Plan Awards: Number of Securities Underlying Unearned Options	Option Exercise Price	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested	Market Value of Shares or Units of Stock That Have Not Vested	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested

	Exercisable	Unexercisable
CEO Rodney S. Rougelot (1)	0	0	0	$0	N/A	6,600,000	$462,000	0	$0

CTO Gary De Laurentiis (2)	0	0	0	$0	N/A	0	$0	0	$0

Former COO Mario Sandoval (3)	0	0	0	$0	N/A	12,000,000	$0	0	$0

Former CFO Craig Hardy (4)	0	0	0	$0	N/A	3,750,000	$0	0	$0

(1)
Under the terms of Mr. Rougelot’s employment agreement, he received 35,200,000 shares of Company common stock, of which 17,600,000 (50%) shares are fully-vested, and of which 8,800,000 shares vested in September 2007 and the remaining 8,800,000 vest pro-rata from October 2007 to September 2008.  The total value of the shares based on the $0.13 per share grant date quoted trading price of the Company’s common stock was approximately $4.6 million.  In connection with this agreement, the Company recorded compensation expense in 2007 of approximately $1.4million for fully-vested shares and for a portion of the unvested shares amortized on a straight-line basis over the vesting periods.  In addition, pursuant to terms of the executive’s employment agreement, the executive received an additional 8,800,000 fully-vested shares in connection with the certain agreement specified capital raising events, and as a result of the occurrence of such event, the Company recorded additional compensation expense of approximately $1.1 million based on the $0.125 per share closing quoted trading price on the date of the event.  A total of 44,000,000 million shares of Company common stock were issued to the executive in 2006, a portion of which is subject to return in accordance with vesting provisions. This information is also found in the Summary Compensation table above and the Option Exercises and Stock Vested table below.

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

(3)
Mario Sandoval served as the COO from October 2006 until his resignation effective March 1, 2008.  Under the terms of Mr. Sandoval’s employment agreement, he is to receive shares of Company common stock (or stock options, at the executive’s election) covering 5% of Common Stock Equivalents, as defined in the agreement.  The Effective Date of the employment agreement is October 19, 2006, at which date the executive is to receive options to purchase 24,000,000 common shares (shares were not elected) of Company common stock, of which 12,000,000 (50%) warrant are fully-vested, and of which 6,000,000 warrants vest in October 2007 and the remaining 6,000,000 vest pro-rata from November 2007 to October 2008. The warrants are exercisable at $0.0975 per share for ten years. In connection with this agreement, the Company recorded compensation expense of approximately $1.6 million based on the fair value as determined utilizing the Black-Scholes valuation model as of the Effective Date for fully-vested shares, and $155,000 for a portion of the unvested shares amortized on a straight-line basis over the vesting periods.  In connection with Mr. Sandoval’s departure, he agreed to return his previously issued common stock purchase warrant in exchange for 5,000,000 shares of common stock, par value $0.001 per share, with a per share price at $0.07 per share which were filed on Form S-8 under the Securities Act of 1933 with the SEC.  This information is also found in the Summary Compensation table aboveand the Option Exercises and Stock Vested table below.  Effective March 1, 2008 Mr. Sandoval resigned.

(4)
Craig Hardy served as the CFO from August 2007 until his resignation in March 2008. Pursuant to the terms of Mr. Hardy’s employment agreement, he was to receive an annual salary of $250,000 and he was to receive equity in the Company of up to 5,000,000 shares of the Company’s issued and outstanding stock based on his length of service to the Company.  In connection with the employment agreement’s equity awards, Mr. Hardy was issued a common stock purchase warrant to acquire up to 5,000,000 shares of common stock at $0.108 per share/cashless. This information is also found in the Summary Compensation table above and the Option Exercises and Stock Vested table below.

OPTION EXERCISES AND STOCK VESTED TABLE FOR 2007

Name	Option Awards		Stock Awards
	Number of Shares Acquired on Exercise	Value Realized on Exercise	Number of Shares Acquired on Vesting	Value Realized on Vesting
CEO Rodney S. Rougelot (1)	0	$0	11,000,000	$1,382,000

CTO Gary De Laurentiis (2)	0	$0	2,000,000	$160,000

Former COO Mario Sandoval (3)	0	$0	0	$0

Former CFO Craig Hardy (4)	0	$0	0	$0

(1)
Under the terms of Mr. Rougelot’s employment agreement, he received 35,200,000 shares of Company common stock, of which 17,600,000 (50%) shares are fully-vested, and of which 8,800,000 shares vested in September 2007 and the remaining 8,800,000 vest pro-rata from October 2007 to September 2008.  The total value of the shares based on the $0.13 per share grant date quoted trading price of the Company’s common stock was approximately $4.6 million.  In connection with this agreement, the Company recorded compensation expense in 2007 of approximately $1.4 million for fully-vested shares and for a portion of the unvested shares amortized on a straight-line basis over the vesting periods.  In addition, pursuant to terms of the executive’s employment agreement, the executive received an additional 8,800,000 fully-vested shares in connection with the certain agreement specified capital raising events, and as a result of the occurrence of such event, the Company recorded additional compensation expense of approximately $1.1 million based on the $0.125 per share closing quoted trading price on the date of the event.  A total of 44,000,000 million shares of Company common stock were issued to the executive in 2006, a portion of which is subject to return in accordance with vesting provisions. In 2007, 11,000,000 of these shares vested. This information is also found in the Summary Compensation table and Outstanding Equity Awards at Fiscal Year-End table above.

(2)
Under the terms of Mr. De Laurentiis’ employment agreement, he will receive 24,000,000 fully-vested shares or share equivalents (warrants), of which he had previously received 17,953,208 of such shares and share equivalents, or an additional 6,046,792 shares.  In 2006, in connection with this agreement, inasmuch as the shares were fully vested, the Company recorded compensation expense and an increase in additional paid-in capital of $847,000, which was determined on the $0.14 per share quoted trading price on the date of the employment agreement. Mr. De Laurentiis has not yet been issued these shares.  In 2007, in connection with this agreement, Mr. DeLaurentiis received an additional 2,000,000 fully-vested shares of Company common stock, which the Company recorded as compensation expense of $160,000, which was, determined on the $0.08 per share quoted trading price on the date of the award. This information is also found in the Summary Compensation table and the Outstanding Equity Awards at Fiscal Year-End table above.

(3)
Mario Sandoval served as the COO from October 2006 until his resignation effective March 1, 2008. Under the terms of Mr. Sandoval’s employment agreement, he is to receive shares of Company common stock (or stock options, at the executive’s election) covering 5% of Common Stock Equivalents, as defined in the agreement.  The Effective Date of the employment agreement is October 19, 2006, at which date the executive is to receive options to purchase 24,000,000 common shares (shares were not elected) of Company common stock, of which 12,000,000 (50%) warrant are fully-vested, and of which 6,000,000 warrants vest in October 2007 and the remaining 6,000,000 vest pro-rata from November 2007 to October 2008. The warrants are exercisable at $0.0975 per share for ten years. In connection with this agreement, the Company recorded compensation expense of approximately $1.6 million based on the fair value as determined utilizing the Black-Scholes valuation model as of the Effective Date for fully-vested shares, and $155,000 for a portion of the unvested shares amortized on a straight-line basis over the vesting periods.  In connection with Mr. Sandoval’s departure, he agreed to return his previously issued common stock purchase warrant in exchange for 5,000,000 shares of common stock, par value $0.001 per share, with a per share price at $0.07 per share which were filed on Form S-8 under the Securities Act of 1933 with the SEC.  This information is also found in the Summary Compensation table and the Outstanding Equity Awards at Fiscal Year-End table above.

(4)
Craig Hardy served as the CFO from August 2007 until his resignation in March 2008. Pursuant to the terms of Mr. Hardy’s employment agreement, he was to receive an annual salary of $250,000 and he was to receive equity in the Company of up to 5,000,000 shares of the Company’s issued and outstanding stock based on his length of service to the Company.  In connection with the employment agreement’s equity awards, Mr. Hardy was issued a common stock purchase warrant to acquire up to 5,000,000 shares of common stock at $0.108 per share/cashless. This information is also found in the Summary Compensation table and the Outstanding Equity Awards at Fiscal Year-End table above.

PENSION BENEFITS TABLE

The Company did not offer a pension plan during fiscal year 2007.

NONQUALIFIED DEFERRED COMPENSATION TABLE

The Company did not offer any non-qualified deferred compensation plans during fiscal year 2007.

DIRECTOR COMPENSATION DISCLOSURE

On May 17, 2007, the Company issued Roy Herberger, a Director, a common stock purchase warrant to acquire up to 500,000 shares of common stock at an exercise price of $0.19 per share/cashless.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCHOLDER MATTERS.

The following table sets forth certain information regarding the beneficial ownership of our common stock as of March 1, 2008:

Title of Class:	Name and Address of Beneficial Holder:	Amount and Nature of Beneficial Ownership:	Percent of Class (9):
Common, $.001 par value	Gary De Laurentiis P.O. Box 760, 5300 Claus Rd., Riverbank, CA 95367	14,791,201 (1)	6%
Common, $.001 par value	Lawrence A. Krause 1001 Bayhill Drive, Suite 170 San Bruno, CA 94066	15,325,000 (2)	5%
Common, $.001 par value	David M. Otto 601 Union Street, Suite 4500 Seattle, WA 98164	17,032,514 (3)	6%
Common, $.001 par value	Rodney S. Rougelot P.O. Box 760, 5300 Claus Rd. Riverbank, CA 95367	43,919,000 (4)	15%
Common, $.001 par value	Ronald M. Domingue 5300 Claus Road, Box 760 Riverbank, CA 95367	16,711,307 (5)	6%
Common, $.001 par value	William Whittaker 8070 La Jolla Shores Drive, #508 La Jolla, CA 92037	29,822,970 (6)	10%
Common, $.001 par value	Mario Sandoval 5300 Claus Road, Box 760 Riverbank, CA 95367	5,000,000	2%
Common, $.001 par value	Voting Trustee 5300 Claus Road, Box 760 Riverbank, CA 95367	6,600,000 (7)	2%
Common stock purchase warrant	Roy A. Herberger 5834 N22nd Place Phoenix, AZ 85016	500,000 (8)	<1%
Total Held by Officers and Directors:		149,701,992 (9)
Total Held by Officers, Directors and Certain Beneficial Owners:		149,701,992(9)

(1)
Of this amount, Mr. De Laurentiis owns 7,406,519 shares of common stock.  He has a common stock purchase warrant to acquire up to 7,384,682 shares at $0.06 per share/cashless.  This warrant expires on April 15, 2015.

(2)
As the principal of KW Securities Corporation, Mr. Krause has a common stock purchase warrant to acquire up to 14,625,000 shares at $0.06 per share/cashless.  This warrant expires on April 15, 2015.  Mr. Krause also owns common stock purchase warrants to acquire up to a total of 700,000 shares at $0.06 per share/cashless.  These warrants expire on April 15, 2015.

(3)
Mr. Otto individually owns 2,500,000 shares of common stock.  An additional 3,231,085 shares of common stock are held The Otto Law Group, PLLC, of which Mr. Otto is the principal.  Mr. Otto also has common stock purchase warrants to purchase a total of 1,500,000 shares of common stock with a strike price of $0.06 per share/cashless.  These warrants expire on April 15, 2010.    Cambridge Partners, LLC, of which Mr. Otto is one of two members, has common stock purchase warrants to acquire up to a total of 2,000,000 shares of common stock with a strike price of $0.06 per share/cashless.  These warrants expire on April 15, 2015.  Finally, Saratoga Capital Partners, LLC (“Saratoga”), an entity Mr. Otto is also a member of, has a common stock purchase warrants to acquire up to a total of 7,801,429 shares of common stock with a strike price of $0.06 per share/cashless.  These warrants expire on April 15, 2015.  Saratoga also has 10% convertible notes totaling $350,000 which can convert at $0.0975 per share.

(4)
Mr. Rougelot has common stock purchase warrant to acquire up to a total of 6,519,000 shares at $0.06 per share/cashless.  These warrant expires on April 15, 2015.  Mr. Rougelot also has 10% convertible debentures totaling $30,769 with a $0.0975 conversion rate.  Under the terms of Mr. Rougelot’s employment agreement, he is eligible to receive an aggregate amount of restricted common stock equal 44,000,000 shares, of which 39,600,000 have fully vested.

(5)
Of this amount, Mr. Domingue owns 9,025,640 shares of common stock.  Mr. Domingue owns common stock purchase warrants to acquire up to a total of 4,766,667 shares at $0.12 per share/cashless.  Mr. Domingue owns common stock purchase warrants to acquire up to a total of 2,919,000 shares at $0.06 per share/cashless.  These warrant expires on April 15, 2015.  He also has 10% convertible notes totaling $117,716 which can convert at $0.0975 per share.

(6)
Mr. Whittaker is the general partner of Whittaker Capital Partners I, LP (“WCP”).  WCP has (i) warrants to purchase a total of 29,234,202 shares of common stock, each with a strike price of $0.06 per share; (ii) a warrant to purchase 588,768 shares of common stock at $0.12 per share/cashless; and (ii) 10% convertible notes totaling $5,921,734 which can convert at $0.0975 per share.  These warrants expires on April 15, 2015.

(7)
Under the terms of Mr. Rougelot’s employment agreement, he is eligible to receive an aggregate amount of restricted common stock equal to a total of 44,000,000 shares.  Of this amount, 6,600,000 shares have not vested.  In connection with an irrevocable proxy, David M. Otto has been appointed attorney-in-fact to vote the shares in connection with any shareholder meeting of ECO2 in accordance with, and under the direction of, the Company’s Board of Directors.  The amount of shares the Voting Trustee may vote will adjust in accordance with the vesting schedule in Mr. Rougelot’s employment agreement.

(8)	Of this amount, Mr. Herberger has a common stock purchase warrant to acquire up to 500,000 shares of common stock with an excerise price of $0.19 per share cashless. This warrant expires May 17, 2011.

(9)
As of February 28, 2008, ECO2 Plastics, Inc. had 207,247,863 shares of common stock issued and outstanding.  The total amount of shares that could be issued to certain beneficial owners and management within the next 60 days is 78,538,748shares.  Based on these amounts, the percentage ownership is based on a fully diluted amount of 285,786,611shares.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

During July through October 2007, the Company received cash proceeds of approximately $2.5 million from various members of the Company’s Board of Directors (the “Director Notes”).  In accordance with the Director Notes, each lender received a promissory note with an interest rate of 15% per annum (the “Note”).  All or any portion of the Note, any accrued interest thereon and all other sums due under the Note, is due and payable on demand within 90 days of the Note.  In connection with these notes, lenders received common stock purchase warrants to purchase 22,657,000 shares of Company common stock with an exercise price of $0.06 per share that expire in April 2015.  The shares underlying the warrants are subject to piggy back registration rights.  The exercise price of the warrants is subject to anti-dilution downward adjustments in the event the Company sells common stock at a price below the exercise price.  During 2007, two of the Company’s Directors made loans due on demand with interest at 10% to the Company in the aggregate total of $577,000.  The loan from one Director in the amount of $300,000 was repaid, and the other $277,000 was cancelled and replaced with Director Notes.

Pursuant to an agreement for legal services with The Otto Law Group, PLLC (“OLG”), a law firm, the managing partner of which is one of the Company’s Directors, the Company periodically issued to the law firm vested non-forfeitable common shares, and proceeds from the sale of such shares by the firm and reported to the Company were credited against invoice amounts due for legal services. There were no reported stock sale proceeds during 2006.  The agreement had no stated term. During 2006, the Company issued the firm 2,802,925 shares of its common stock and recorded legal expense of approximately $336,000, which was determined based on the $0.12 per share quoted trading price on date of issuance.  In 2006, the Company entered into an engagement agreement with OLG, whereby the prior agreement was superseded and replaced, and among other things, the Company issued the firm 2,500,000 shares of its common stock.  The shares were valued at the quoted trading prices of $0.11 on the grant date, resulting in an expense of $275,000.  During 2007 and 2006, the Company incurred legal fee services from the firm of approximately $293,000 and $967,000, respectively.   Accounts payable to OLG for legal services are included in accounts payable to related parties in the accompanying balance sheet.

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

In 2006, the Company entered into an agreement with KW Securities, Inc. (“KW”), a registered broker dealer and a company owned by one of the Company’s Directors, for KW to serve as placement agent for the Private Placement Offering. Pursuant to terms of the agreement, as amended, among other things, the Company shall pay compensation of warrants to purchase Company common stock at a per share price of $0.06 at varying rates of warrants for funds raised based on securities sold.  In connection with sales of Private Placement units and Subordinated Notes and warrants in 2006, the Company has recorded debt issue costs of approximately $2.1 million based on the fair value of 14,625,000 warrants exercisable at $0.06 per share for approximately eight and one-half years, determined utilizing the Black-Scholes valuation model, which such warrants were issued to KW in 2007.  Upon the closing of the PPM in 2007, the agreement with KW terminated.

In 2006, the Company entered into a Funding Agreement with Itec Capital Group, LLC (“ICG”), a Washington limited liability company owned by the managing partner of OLG, who is one of the Company’s Directors, and another one of the Company’s Directors, and KW, a company owned by that Director.  Pursuant to terms of the Funding Agreement, the Company agreed to pay fees of 8% of Notes payable issued pursuant to certain financings and issue warrants based on securities sold and common shares convertible or exercisable into.  Pursuant to a consulting agreement between ICG and Excipio Group, S.A. (“Excipio”), an entity, ICG agreed to pay Excipio a dollar amount and securities to be agreed upon from time to time upon completion of certain defined objectives and projects, and in this regard, ICG has agreed to pay Excipio fees and warrants in the amounts ICG receives from the Company.  In November 2006, Excipio, ICG and the Company entered into a mutual settlement and release agreement, pursuant to which, among other things, in full satisfaction of amounts owed under all prior agreements or arrangements, the Company agreed to pay approximately $429,000 (in addition to $296,000 previously paid) and issue a warrant to purchase 1,440,000 shares of Company common stock with an exercise price of $0.06 per share for approximately eight and one-half years and a warrant to purchase 3,748,000 shares of Company common stock with an exercise price of $0.12 per share for approximately three and one-half years.  The $429,000 was payable $200,000 upon execution of the settlement agreement and in varying amounts based on certain conditions, and was paid in full in 2007.  In connection with the settlement agreement, the consulting agreement between ICG and Excipio was cancelled and any further obligation under the consulting agreement has been waived and dismissed, and the Funding Agreement between the Company and ICG was amended to reflect the settlement of fees and expenses owed and paid under the Funding Agreement and that no additional fees or expenses shall accrue or become due in accordance with the Funding Agreement.

ITEM 13. EXHIBITS

See Exhibit Index immediately following the signature page below.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Salberg & Company, P.A. served as our independent registered public accounting firm for the fiscal year 2007 and 2006.

During the fiscal years ended December 31, 2007 and 2006, fees in connection with services provided by Salberg & Company, P.A. are as set forth below:

Fee Category	2007	2006
Audit Fees	$125,000	$112,000
Audit-Related Fees	4,800	1,500
Tax Fees	-
All Other Fees	-
Total	$131,300	$113,500

Audit fees consisted of fees for the audit of the Company's annual financial statements and review of quarterly financial statements. Audit related fees consist of services normally provided in connection with statutory and regulatory filings or engagements, consents and assistance with and review of Company documents filed with the SEC.

Tax fees consisted primarily of fees for tax compliance, tax advice and tax planning services.

We made no other payments to Salberg & Company, P.A. during 2007 which constituted other fees.

Policy for Pre-Approval of Audit and Non-Audit Services

The Audit Committee's policy is to pre-approve all audit, audit-related and non-audit services to be provided by the independent registered public accounting firm and adopt and implement policies for such pre-approval. The independent registered public accounting firm shall not be engaged to perform specific non-audit services proscribed by law or regulation. The Committee may delegate pre-approval authority to a member of the Committee. The decisions of any Committee member to whom pre-approval authority is delegated must be presented to the full Audit Committee at its next scheduled meeting.

All engagements of the independent registered public accounting firm to perform any audit services and non-audit services have been pre-approved by the Committee in accordance with the pre-approval policy. The policy has not been waived in any instance.

PART III

ITEM 1. INDEX TO EXHIBITS

Exhibit No.	Description	Location

3.1(i)	Amendment to Restated Certificate of Incorporation	Incorporated by reference to Exhibit A to the DEFR14C filed by the Company on November 30, 2005

3.2(i)	Restated Certificate of Incorporation	Incorporated by reference to Exhibit B to the DEF-14C filed by the Company on September 9, 2002

3.3(i)	Certificate of Incorporation	Incorporated by reference to the Form S-18 Registration Statement filed by the Company, File No. 33-31-67

3.4(i)	Amendment to Restated Certificate of Incorporation	Incorporated by reference to the DEF-14C filed by the Company on February 22, 2007.

3.5(ii)	Bylaws	Incorporated by reference to Exhibit B to the DEF-14C filed by the Company on September 9, 2002

4.1	Form of Common Stock Warrant issued to Gary De Laurentiis (2,457,370), George Kanakis and George Gitschel	Incorporated by reference to Exhibit 4.5 to the 10-KSB filed by the Company on April 15, 2005

4.2	Form of Common Stock Purchase Warrant issued to Jeffrey Chartier	Incorporated by reference to Exhibit 4.2 to the 10-KSB filed by the Company on May 17, 2006

4.3	Form of Common Stock Purchase Warrant issued to George Kanakis	Incorporated by reference to Exhibit 4.2 to the 10-KSB filed by the Company on May 17, 2006

4.4	Form of Common Stock Warrant issued to David M. Otto	Incorporated by reference to Exhibit 4.5 to the 8-K filed by the Company on November 22, 2005

4.5	Form of Common Stock Warrant issued to Frederick Smith, Jr.	Incorporated by reference to Exhibit 4.6 to the 8-K filed by the Company on November 22, 2005

4.6	Form of Common Stock Warrant issued to Gary M. De Laurentiis (20,000,000)	Incorporated by reference to Exhibit 4.7 to the 8-K filed by the Company on November 22, 2005

4.7	Conversion of Dormition Skete, Inc. Promissory Notes	Incorporated by reference to Exhibit 4.1 to the 8-K filed by the Company on November 22, 2005

4.8	Conversion of Dormition Skete, Inc. Promissory Note	Incorporated by reference to Exhibit 4.2 to the 8-K filed by the Company on November 22, 2005

10.1	Commitment Letter from the California Integrated Waste Management Board	Incorporated by reference to Exhibit 10.1 to the 10-QSB filed by the Company on November 15, 2004

10.2	Agreement with H. Muehlstein & Co., Inc.	Incorporated by reference to Exhibit 10.2 to the 10-KSB filed by the Company on April 15, 2005

10.3	Business Loan Agreement with the California Integrated Waste Management Board	Incorporated by reference to Exhibit 10.1 to the 10-QSB filed by the Company on August 19, 2005

10.4	Promissory Note with the California Integrated Waste Management Board	Incorporated by reference to Exhibit 10.2 to the 10-QSB filed by the Company on August 19, 2005

10.5	Commercial Security Agreement with the California Integrated Waste Management Board	Incorporated by reference to Exhibit 10.3 to the 10-QSB filed by the Company on August 19, 2005

10.6	Commercial Guarantee with the California Integrated Waste Management Board	Incorporated by reference to Exhibit 10.4 to the 10-QSB filed by the Company on August 19, 2005

10.7	Amendment No. 3 to Patent License Agreement with Honeywell	Incorporated by reference to Exhibit 10.5 to the 10-QSB filed by the Company on August 19, 2005

10.8	Form of Loan Agreement with Capital Growth Equity Fund I, LLC	Incorporated by reference to Exhibit 10.1 to the 10-QSB filed by the Company on December 6, 2005

10.9	Form of Promissory Note with Capital Growth Equity Fund I, LLC	Incorporated by reference to Exhibit 10.2 to the 10-QSB filed by the Company on December 6, 2005

10.10	Form of Common Stock Purchase Warrant with Capital Growth Equity Fund I, LLC	Incorporated by reference to Exhibit 10.3 to the 10-QSB filed by the Company on December 6, 2005

10.11	Form of Loan Agreement with Capital Growth Investors	Incorporated by reference to Exhibit 10.4 to the 10-QSB filed by the Company on December 6, 2005

10.12	Form of Promissory Note with Capital Growth Investors	Incorporated by reference to Exhibit 10.5 to the 10-QSB filed by the Company on December 6, 2005

10.13	Form of Common Stock Purchase Warrant with Capital Growth Equity Fund I, LLC	Incorporated by reference to Exhibit 10.6 to the 10-QSB filed by the Company on December 6, 2005

10.14	Form of Loan Agreement with KW Investors	Incorporated by reference to Exhibit 10.7 to the 10-QSB filed by the Company on December 6, 2005

10.15	Form of Promissory Note with KW Investors	Incorporated by reference to Exhibit 10.8 to the 10-QSB filed by the Company on December 6, 2005

10.16	Form of Common Stock Purchase Warrant with KW Investors	Incorporated by reference to Exhibit 10.9 to the 10-QSB filed by the Company on December 6, 2005

10.17	Form of Common Stock Purchase Agreement with Tiger Paw Capital Corp.	Incorporated by reference to Exhibit 10.10 to the 10-QSB filed by the Company on December 6, 2005

10.18	Form of Investors Rights Agreement with Tiger Paw Capital Corp.	Incorporated by reference to Exhibit 10.11 to the 10-QSB filed by the Company on December 6, 2005

10.19	Form of Right of First Refusal Agreement with Tiger Paw Capital Corp.	Incorporated by reference to Exhibit 10.12 to the 10-QSB filed by the Company on December 6, 2005

10.20	Form of Covenant to Adjust with Tiger Paw Capital Corp.	Incorporated by reference to Exhibit 10.13 to the 10-QSB filed by the Company on December 6, 2005

10.21	Form of Consulting Agreement with Tiger Paw Capital Corp.	Incorporated by reference to Exhibit 10.14 to the 10-QSB filed by the Company on December 6, 2005

10.22	Form of Conditional Approval Letter from California Department of Conservation, Division of Recycling	Incorporated by reference to Exhibit 10.15 to the 10-QSB filed by the Company on December 6, 2005

10.23	Form of Conditional Commitment for Guarantee from California Department of Conservation, Division of Recycling	Incorporated by reference to Exhibit 10.16 to the 10-QSB filed by the Company on December 6, 2005

10.24	Form of Loan Agreement with the Elevation Fund, LLC	Incorporated by reference to Exhibit 10.1 to the 8-K filed by the Company on August 18, 2005

10.25	Form of Promissory Note with the Elevation Fund, LLC	Incorporated by reference to Exhibit 10.2 to the 8-K filed by the Company on August 18, 2005

10.26	Form of Common Stock Purchase Warrant with the Elevation Fund, LLC	Incorporated by reference to Exhibit 10.3 to the 8-K filed by the Company on August 18, 2005

10.27	Form of Security Agreement with the Elevation Fund, LLC	Incorporated by reference to Exhibit 10.4 to the 8-K filed by the Company on August 18, 2005

10.28	Form of Common Stock Purchase Agreement with Doug Froese	Incorporated by reference to Exhibit 10.5 to the 8-K filed by the Company on November 29, 2005

10.29	Form of Investors Rights Agreement with Doug Froese	Incorporated by reference to Exhibit 10.6 to the 8-K filed by the Company on November 29, 2005

10.30	Form of Right of First Refusal Agreement with Doug Froese	Incorporated by reference to Exhibit 10.8 to the 8-K filed by the Company on November 29, 2005

10.31	Form of Covenant to Adjust with Doug Froese	Incorporated by reference to Exhibit 10.7 to the 8-K filed by the Company on November 29, 2005

10.32	Form of Loan Agreement with Ji Y. Baek	Incorporated by reference to Exhibit 10.1 to the 10-QSB filed by the Company on August 14, 2006

10.33	Form of Loan Agreement with Leroy and Lois Goldman	Incorporated by reference to Exhibit 10.1 to the 8-K filed by the Company on September 20, 2006

10.34	Form of Loan Agreement with Arbor Malone, LLC	Incorporated by reference to Exhibit 10.2 and 10.4 to the 8-K filed by the Company on September 20, 2006 and Exhibit 10.1 to the 8-K/A filed by the Company on September 21, 2006

10.35	Form of Loan Agreement with Ji Y. Baek	Incorporated by reference to Exhibit 10.3 to the 8-K filed by the Company on September 20, 2006

10.36	Form of Employment Agreement with Gary De Laurentiis	Incorporated by reference to Exhibit 10.5 to the 8-K filed by the Company on September 20, 2006

10.37	Form of Employment Agreement with Rodney S. Rougelot	Incorporated by reference to Exhibit 10.6 to the 8-K filed by the Company on September 20, 2006

10.38	Form of Settlement and Release Agreement with Rose Waste Systems, Inc. and George Gitschel.	Incorporated by reference to Exhibit 10.7 to the 8-K filed by the Company on September 20, 2006

10.39	Form of Employment Agreement with Mario Sandoval	Incorporated by reference to Exhibit 10.1 to the 8-K filed by the Company on October 23, 2006

10.40	Form of Honeywell Patent License Agreement Amendment 4	Incorporated by reference to Exhibit 10.1 to the 10-QSB filed by the Company on November 20, 2006

10.41	Form of Funding Agreement with Itec Capital Group, LLC	Incorporated by reference to Exhibit 10.2 to the 10-QSB filed by the Company on November 20, 2006

10.42	Form of Mutual Settlement and Release Agreement with Excipio Group, S.A.	Incorporated by reference to Exhibit 10.3 to the 10-QSB filed by the Company on November 20, 2006

10.43	Form of Service Agreement with TSG, LLC	Incorporated by reference to Exhibit 10.4 to the 10-QSB filed by the Company on November 20, 2006

10.44	Form of Engagement Agreement with KW Securities Corp.	Attached. Referenced to Exhibit 10.5 to the 10-QSB filed by the Company on November 20, 2006.

10.45	Form of Restricted Stock Agreement with Rodney S. Rougelot	Incorporated by reference to Exhibit 10.1 to the 8-K filed by the Company on January 5, 2007.

10.46	Form of Consulting Services Agreement with The Otto Law Group, PLLC	Incorporated by reference to Exhibit 10.1 to the S-8 filed by the Company on March 31, 2008.

10.47	Form of Consulting Services Agreement with Gaspers Electric	Incorporated by reference to Exhibit 10.1 to the S-8 filed by the Company on March 31, 2008.

10.48	Form of Consulting Services Agreement with Ladco Electric	Incorporated by reference to Exhibit 10.1 to the S-8 filed by the Company on March 31, 2008.

10.49	Form of Consulting Services Agreement with Millerick Engineering	Incorporated by reference to Exhibit 10.1 to the S-8 filed by the Company on March 31, 2008.

10.50	Form of Consulting Services Agreement with Vertec Biosolvents	Incorporated by reference to Exhibit 10.1 to the S-8 filed by the Company on March 31, 2008.

14	Code of Ethics	Incorporated by reference to Exhibit 14 to the 10-KSB filed by the Company on April 15, 2005.

14.1	Revised Code of Ethics	Attached

23.1	Consent of Salberg & Company, P.A.	Attached

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act	Attached

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act	Attached

99.1	Audit and Finance Committee Charter	Incorporated by reference to Exhibit 99.1 to the 10-KSB filed by the Company on April 15, 2005

99.2	Compensation and Nominating Committee Charter	Incorporated by reference to Exhibit 99.2 to the 10-KSB filed by the Company on April 15, 2005

99.3	Policy Governing Director Nominations and Security Holder-Board Communications	Incorporated by reference to Exhibit 99.3 to the 10-KSB filed by the Company on April 15, 2005

ECO2 Plastics, Inc.
December 31, 2007 and 2006 Financial Statements

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of:
    ECO2 Plastics, Inc.

We have audited the accompanying balance sheet of ECO2 Plastics, Inc. as of December 31, 2007 and the related statements of operations, changes in stockholders' equity (deficit), and cash flows for the years ended December 31, 2007 and 2006.  These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of ECO2 Plastics, Inc. as of December 31, 2007 and the results of its operations and its cash flows for the years ended December 31, 2007 and 2006 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern.  As discussed in Note 1 to the financial statements the Company reported a net loss of approximately $32.6 million and used cash for operating activities of approximately $7.2 million during the year ended December 31, 2007, and, as of December 31, 2007, had a working capital deficiency of approximately $18.6 million and a stockholders’ deficit and accumulated deficit of approximately $11.8 million and $78.8 million, respectively.  These matters raise substantial doubt about the Company’s ability to continue as a going concern.  Management's plans as to these matters are also described in Note 1.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

SALBERG & COMPANY, P.A.
Boca Raton, Florida
March 26, 2008

F1

ECO2 Plastics, Inc.
Balance Sheet
December 31, 2007
(in thousands, except share and per share data)

Current assets
Cash and cash equivalents	$101
Accounts receivable, net of allowance of $48	581
Inventory	475
Prepaid expenses and other current assets	2
Total current assets	1,159
Property and equipment, net	7,864
Deferred debt issue costs, net	445
Other assets	47

Total assets	$9,515

Current liabilities
Accounts payable	$2,900
Accounts payable to related parties	692
Accrued liabilities	645
Accrued interest on notes payable
Due to related parties	846
Due to others	801
Notes and convertible notes payable, net of debt discount
Due to related parties, net of debt discount of $1,856	7,415
Due to others, net of debt discount of $2,558	5,910
Current portion of note payable to California Integrated Waste Management Board	200
Participation Certificates obligations issued prior to 2004	354
Total current liabilities	19,763
Note payable to California Integrated Waste Management Board, net of current portion	1,507
Total liabilities	21,270

Commitments and contingencies (Note 12)

Stockholders' deficit
Preferred stock, $0.001 par value, 10,000,000 shares authorized, none issued and outstanding	-
Common stock, $0.001 par value, 750,000,000 shares authorized,
190,920,594 shares issued and outstanding	191
7,180,000 shares issuable	7
Additional paid-in capital	66,843
Deferred stock-based consulting	(24)
Accumulated deficit	(78,772)
Total stockholders' deficit	(11,755)

Total liabilities and stockholders' deficit	$9,515

See accompanying notes to financial statements.

F2

ECO2 Plastics, Inc.
Statements of Operations
(in thousands, except per share data)

	Year ended December 31,
	2007	2006

Revenue	$4,339	$61
Cost of goods sold	4,220	50
Gross profit	119	11
Operating expenses
Plant operations and technology development	6,877	2,008
General and administrative, including share-based
payments expense of $5,987 and $10,045	9,273	12,943

Total operating expenses	16,150	14,951

Loss from operations	(16,031)	(14,940)
Other income (expense)
Interest expense, including amortization of debt discount
and debt issue costs of $14,868 and $4,077	(16,595)	(4,740)
Gain on extinguishment of debt	-	117
Change in fair value liability of warrants and derivatives	-	(1,197)
Total other income (expense)	(16,595)	(5,820)

Loss before income taxes	(32,626)	(20,760)
Income taxes	-	-

Net loss	$(32,626)	$(20,760)

Net loss per share, basic and diluted	$(0.21)	$(0.25)

Weighted average shares used in computing
net loss per share, basic and diluted	152,660	84,387

See accompanying notes to financial statements.

F3

ECO2 Plastics, Inc.
Statement of Changes in Stockholders' Equity (Deficit)
For the Years Ended December 31, 2007 and 2006
(in thousands, except share data)

				Common Stock	Additional	Deferred
		Common stock		Issuable	paid-in	stock-based	Accumulated
	Shares	Amount	Shares	Amount	capital	consulting	deficit	Total

Balance at December 31, 2005	62,325,024	$63	-	$-	$19,357	$(508)	$(25,386)	$(6,474)
Issuance of shares and reclassification from temporary
equity for common stock price reduction contingency	752,731	1			164			165
Increase in additional paid-in capital upon repayment
of convertible debt with embedded derivative					168			168
Increase in additional paid-in capital upon conversion
of convertible debt with embedded derivative					34			34
Reclassification of fair value liability for warrants and
embedded options upon repayment of certain notes					9,148			9,148
Issuance of shares on exercise of warrants	8,757,142	9			-			9
Contribution of warrants for assignment					413			413
Reclassification of fair value liability for warrants assigned					(413)			(413)
Stock issue costs					(82)			(82)
Value of beneficial conversion feature and warrants
issued with borrowings after August 18, 2006					7,405			7,405
Share-based payments -
Shares issued and issuable for services	13,464,824	13	9,036,923	9	2,774			2,796
Warrants issuable for services					2,902			2,902
Shares issued for executive compensation	26,400,000	26			3,862			3,888
Shares issuable for executive compensation			6,046,792	6	841			847
Warrants issuable for executive compensation					1,775			1,775
Amortization of deferred stock-based compensation						508		508
Issuances of shares and warrants for settlements	2,564,103	2			399			401
Net loss							(20,760)	(20,760)
Balance at December 31, 2006	114,263,824	114	15,083,715	15	48,747	-	(46,146)	2,730
Issuance of shares recorded as issuable in 2006	15,083,715	15	(15,083,715)	(15)				-
Value of warrants issued with notes payable					8,961			8,961
Shares issued for warrant exercises	4,119,596	4			(2)			2
Shares issued upon conversion of notes payable
and related accrued interest	32,730,740	33			3,159			3,192
Share based payments -
Shares issued and issuable for services	4,890,411	5	180,000	-	900	(24)		881
Warrants issued for services					279			279
Warrants issued for executive compensation					204			204
Shares vested for executive compensation	13,240,000	13			(13)			-
Shares issued for executive compensation	1,100,000	1			291			292
Shares issuable for executive compensation			7,000,000	7	402			409
Shares issued for accrued compensation	492,308	1			132			133
Shares issued for settlement	5,000,000	5			670			675
Stock-based compensation expense					3,115			3,115
Net loss							(32,626)	(32,626)
Balance at December 31, 2007	190,920,594	$191	7,180,000	$7	$66,843	$(24)	$(78,772)	$(11,755)

See accompanying notes to financial statements.

F4

ECO2 Plastics, Inc.
Statements of Cash Flows
(in thousands)

	Year ended December 31,
	2007	2006
Cash flows from operating activities:
Net loss	$(32,626)	$(20,760)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation and amortization	1,135	551
Gain on extinguishment of debt	-	117
Change in fair value of warrants and derivatives	-	1,197
Share-based payments expense	5,312	10,045
Amortization of debt issue costs and discount	14,868	4,077
Provision for settlement paid in common stock	675	401
Provision for doubtful accounts	48	-
Changes in operating assets and liabilities:
Accounts receivable	(628)	-
Inventory	(262)	(145)
Prepaid expenses and deposits	50	(44)
Accounts payable	2,590	228
Accrued liabilities	1,538	307
Other	106	(41)
Net cash used by operating activities	(7,194)	(4,067)
Cash flows from investing activities:
Purchase of property, plant & equipment	(3,201)	(3,638)
Net cash used by investing activities	(3,201)	(3,638)
Cash flows from financing activities:
Decrease in restricted cash in CIWMB escrow	-	58
Payments on CIWMB note payable	(191)	(93)
Proceeds from issuance of notes payable	11,057	9,755
Principal payments on notes payable	(300)	(1,200)
Proceeds from exercise of warrants	2	-
Payments of debt issue costs	(169)	(750)
Net cash provided by financing activities	10,399	7,770
Net increase in cash and cash equivalents	4	65
Cash and cash equivalents, beginning of period	97	32
Cash and cash equivalents, end of period	$101	$97
Supplemental disclosures of cash flow information:
Cash paid for interest	$78	$281
Cash paid for income taxes	$-	$-

Supplemental disclosures of non-cash investing and financing activities:
Debt discounts	$8,413	$10,939
Deferred Debt issue costs	$82	$2,962
Reclassification of fair value of derivative liabilities to equity	$-	$6,918
Common stock issued for debt conversion or settlement	$3,116	$279
Net assets and liabilities settled with common stock	$750	$619
Reclassification of fair value of warrrant to derivative liability	$-	$413

See accompanying notes to financial statements.

F5

ECO2 Plastics, Inc.
Notes to Financial Statements
December 31, 2007 and 2006

Note 1. Description of Business and Summary of Significant Accounting Policies

Organization and Business – ECO2 Plastics, Inc., (“ECO2”) or the (“Company”) was incorporated under the laws of the State of Delaware in 2000, and formed for the purpose of acquiring certain patented technology and the development of a worldwide market for its usage.  In March 2007, the Company changed its name from Itec Environmental Group, Inc.

ECO2 has developed a unique and revolutionary patented process and system, referred to as the Eco2TM Environmental System (the “Eco2 Environmental System”). The Eco2 Environmental System cleans post-consumer plastics, without the use of water, at a substantial cost savings versus traditional methods (the “Process”). This Process is licensed from Honeywell Federal Manufacturing & Technologies, LLC (“Honeywell”) and the Department of Energy on an exclusive basis for the patent life. Since its inception, ECO2 has invested in the development of the technology and equipment comprising the Eco2 Environmental System, which includes a “Process Patent” granted in 2007. This included building several scaled up versions of the Prototype Eco2 Environmental System (the “Prototype”), testing of the Prototypes, building a pilot plant, evaluating the product produced by the Prototype and real-time testing. The Company’s first full scale production facility was constructed in Riverbank, California and is now producing saleable product and ramping up to full scale operations as it further develops the process.  ECO2’s goal is to build and operate plastic recycling plants in the USA that utilize the Eco2 Environmental System and to expand the Eco2 Environmental System worldwide. ECO2’s growth strategy includes organic growth, strategic acquisitions and licensing or partnership agreements, where appropriate.

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

Basis of presentation and Going Concern - The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate the Company’s continuation as a going concern. Since inception, the Company has reported losses and operating activities have used cash, and it has a net working capital deficiency that raises substantial doubt about its ability to continue as a going concern. The Company reported a net loss of approximately $32.6 million for the year ended December 31, 2007, and operating activities used cash of approximately $7.2 million, and as of December 31, 2007, had a working capital deficit of $18.6 million and a stockholders’ deficit of $11.8 million, including accumulated losses from inception of $78.8 million.

Company management intends to raise additional debt and equity financing to fund future capital expenditures, operations and to provide additional working capital, and in this regard during 2007, the Company received cash of approximately $5.0 million pursuant to sales of securities in connection with private placement debt offerings and $4.5 million pursuant to terms or short-term notes payable.  Subsequent to December 31, 2007, the Company has (i) received approximately $1.9 million of additional loans from new and existing investors, (ii) issued approximately 243 million shares of Company common stock in consideration for conversion of all convertible notes payable of approximately $13.2 million together with related accrued interest of approximately $1.7 million and the surrender of outstanding warrants to purchase approximately 39 million shares of Company common stock, (iii) entered into agreements with certain service providers providing for issuance of 16 million shares of Company common stock as payment for amounts owed of approximately $754,000, and entered into agreements with holders of warrants to purchase Company common stock pursuant to which the Company will issue approximately 82 million shares of its common stock in exchange for the cancellation of warrants to purchase approximately 124 million shares.  The Company’s Board of Directors and Chief Executive Officer continue to be actively involved in discussions and negotiations with creditors and holders of Company notes payable regarding conversion of amounts owed and warrants into shares of Company common stock, and in continued fund-raising activities with new and existing investors.  There is no assurance that continued financing proceeds will be obtained in sufficient amounts necessary to meet the Company's needs. In view of these matters, continuation as a going concern is dependent upon the Company's ability to meet its financing requirements, raise additional capital, and the future success of its operations or completion of a successful business combination.

The accompanying financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that may result from the possible inability of the Company to continue as a going concern.

F6

Use of estimates in the preparation of financial statements - Preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates. The more significant accounting estimates inherent in the preparation of the Company's financial statements include estimates as to the depreciable lives of property and equipment, valuation of accounts receivable and inventories, valuation of equity related instruments and derivatives issued and issuable, and valuation allowance for deferred income tax assets.

Cash and cash equivalents - The Company considers deposits that can be redeemed on demand and investments that have original maturities of less than three months when purchased to be cash equivalents.

Accounts Receivable and allowance for doubtful accounts - The Company’s accounts receivable are due from companies in the packaging, manufacturing and recycling industries.  Payments from customers are due within 30 days after a satisfactory credit check.  If not satisfactory, payment is required in advance of shipment. Accounts receivable are stated at amounts due from customers net of an allowance for doubtful accounts.  Accounts outstanding beyond payment terms are considered past due.  The Company determines its allowance by considering a number of factors, including the length of time accounts receivable are past due, the Company’s previous loss history, the customer’s current ability to pay its obligations, and the condition of the general economy and industry as a whole.  The Company writes off accounts receivable when they become uncollectible, and payments subsequently collected on such accounts are debited to the allowance for doubtful accounts.

Inventories–Inventories are recorded at lower of cost, determined on a first-in-first out basis, or market for below grade products.

Property and equipment – Property and equipment are recorded at cost less accumulated depreciation and amortization.  Expenditures for major additions and improvements are capitalized, and minor maintenance, repairs and replacements are charged to expense as incurred.  When property and equipment are retired or otherwise disposed of, the cost and accumulated depreciation are removed from the accounts and any resulting gain or loss is included in the results of operations.  Depreciation and amortization are provided using the straight-line method over the estimated useful lives of the respective assets, which are three years for furniture and equipment, seven years for the recycling plant, and the shorter of asset life or lease term for leasehold improvements.

Impairment of long-lived assets – Management evaluates the recoverability of the Company’s identifiable intangible assets and other long-lived assets in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-lived Assets,” which generally requires the assessment of these assets for recoverability when events or circumstances indicate a potential impairment exists. Events and circumstances considered by the Company in determining whether the carrying value of identifiable intangible assets and other long-lived assets may not be recoverable include, but are not limited to: significant changes in performance relative to expected operating results, significant changes in the use of the assets, significant negative industry or economic trends, a significant decline in the Company’s stock price for a sustained period of time, and changes in the Company’s business strategy. In determining if impairment exists, the Company estimates the undiscounted cash flows to be generated from the use and ultimate disposition of these assets. If impairment is indicated based on a comparison of the assets’ carrying values and the undiscounted cash flows, the impairment loss is measured as the amount by which the carrying amount of the assets exceeds the fair market value of the assets.

Deferred debt issue costs – The Company capitalizes direct incremental costs paid to third parties incurred in connection with borrowings.  These costs are amortized as an adjustment to interest expense over the life of the borrowing.

Debt discount – The Company records, as applicable, fees paid to lenders, the fair value of warrants issued with debt securities, value of beneficial conversion features of convertible debt, or fair value of derivatives embedded in convertible debt instruments relating to debt securities, as a debt discount, which is amortized as an adjustment to interest expense over the borrowing term.

Contingencies - Certain conditions may exist as of the date financial statements are issued, which may result in a loss to the Company, but which will only be resolved when one or more future events occur or fail to occur. Company management and its legal counsel assess such contingent liabilities, and such assessment inherently involves an exercise of judgment. In assessing loss contingencies related to legal proceedings that are pending against the Company or unasserted claims that may result in such proceedings, the Company's legal counsel evaluates the perceived merits of any legal proceedings or unasserted claims as well as the perceived merits of the amount of relief sought or expected to be sought therein. If the assessment of a contingency indicates that it is probable that a liability has been incurred and the amount of the liability can be reasonably estimated, then the estimated liability would be accrued in the Company's financial statements. If the assessment indicates that a potentially material loss contingency is not probable but is reasonably possible, or is probable but cannot be reasonably estimated, then the nature of the contingent liability, together with an estimate of the range of possible loss if determinable would be disclosed.

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

Accounting for Derivatives – The Company evaluates its convertible debt, options, warrants or other contracts to determine if those contracts or embedded components of those contracts qualify as derivatives to be separately accounted for under Statement of Financial Accounting Standards 133 “Accounting for Derivative Instruments and Hedging Activities” and related interpretations including EITF 00-19 “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock”.   The result of this accounting treatment is that the fair value of the derivative is marked-to-market each balance sheet date and recorded as a liability.  In the event that the fair value is recorded as a liability, the change in fair value is recorded in the statement of operations as other income or expense.  Upon conversion or exercise of a derivative instrument, the instrument is marked to fair value at the conversion date and then that fair value is reclassified to equity. Equity instruments that are initially classified as equity that become subject to reclassification under SFAS 133 are reclassified to liability at the fair value of the instrument on the reclassification date.

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

Research or other types of grants from governmental agencies or private organizations are recognized as revenues if evidence of an arrangement exists, the amounts are determinable and collectibility is reasonably assured with no further obligations or contingencies remaining.  Incentive grants from the California Department of Conservation recognized as revenues during 2007 were approximately $117,000.

In April 2007 the Company was granted $84,000 for research from a private consortium.  The Company will receive payments based on achievement of milestones as defined in the grant. No payments were received and no revenues were recognized in 2007 as the milestones were not yet met. In January 2008 certain milestones were met and the Company received its first payment of $20,000.

Cost of goods sold – Cost of goods sold includes the cost of raw materials processed, and during 2007 includes write-downs for scrap and waste product of approximately $204,000.

Income taxes - The Company accounts for income taxes in accordance with SFAS No. 109, “Accounting for Income Taxes,” which requires recognition of deferred tax assets and liabilities for expected future tax consequences of events that have been included  in financial statements or tax returns. Under this method, deferred income taxes are recognized for tax consequences in future years of differences between the tax bases of assets and liabilities and their financial reporting amounts at each period end based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to amounts expected to be realized.  The Company continues to provide a full valuation allowance to reduce its net deferred tax asset to zero, inasmuch as Company management has not determined that realization of deferred tax assets is more likely than not. The provision for income taxes represents taxes payable for the period and change during the period in net deferred tax assets and liabilities.

The Company adopted FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes-an interpretation of FASB Statement No. 109” (“FIN 48”) on January 1, 2007. The Company has identified its federal income tax return and state income tax return in California as “major” tax jurisdictions, as defined. The periods subject to examination for our federal and California state income tax returns are the tax years ended in 2000 and thereafter, since the Company has net operating loss carryforwards for tax years starting in 2000. The Company believes its income tax filing positions and deductions will be sustained on audit and does not anticipate any adjustments that would result in a material change to its financial position. Therefore, no reserves for uncertain income tax positions have been recorded pursuant to FIN 48, and no cumulative effect adjustment was recorded related to the adoption of FIN 48. The Company’s policy for recording interest and penalties associated with audits, if any,  is to record such items as a component of income (loss) before taxes. If applicable, penalties and interest paid are recorded in interest and other expense and interest received is recorded in interest income in the statement of operations.

Research and development cost – Research and development represent costs incurred in connection with the Company’s development of recycling processes, and such costs are expensed as incurred and included in technology development expenses. In 2006, the Company was developing its recycling processes and plant operations and technology development which approximated $2.0 million, which was considered research and development expense as the Company had not commenced operations other than at a testing level.  In 2007, the Company spent approximately $326,000 on reasearch and development.

Shipping costs – Shipping cost related to purchased inventory is capitalized as part of inventory and ultimately recognized as cost of goods sold upon sale.  Cost incurred to ship products to customers is also recorded as cost of goods sold.

Stock-based compensation – The Company accounts for stock-based compensation in accordance with Statement of Financial Accounting Standard (“SFAS”) No. 123R, Accounting for Stock-Based Compensation (“FAS 123R”). FAS 123R sets forth the accounting for share-based payment transactions in which an enterprise receives employee services in exchange for (a) equity instruments of the enterprise or (b) liabilities that are based on the fair value of the enterprise's equity instruments or that may be settled by the issuance of such equity instruments. The statement requires that such transactions be accounted for using a fair-value-based method, which requires recording expense over the requisite service period for the fair value of options or warrants granted to employees and consultants.

Basic and diluted net loss per share - Basic net loss per common share is computed by dividing net loss by the weighted-average number of common shares outstanding during the period. Diluted net loss per common share is determined using the weighted-average number of common shares outstanding during the periods, adjusted for the dilutive effect of common stock equivalents, consisting of shares that might be issued upon exercise of common stock options, warrants or convertible promissory notes. In periods where losses are reported, the weighted-average number of common shares outstanding excludes common stock equivalents, because their inclusion would be anti-dilutive.  Computations of net loss per share for year ended December 31, 2007, exclude 135,651,501 shares relating to common stock issuable upon conversion of convertible notes payable, and 182,697,176 shares issuable upon exercise of outstanding and issuable warrants to purchase common stock. Computations of net loss per share for the year ended December 31, 2006, exclude 113,442,359 shares relating to common stock issuable upon conversion of convertible notes payable, and 123,903,310 shares issuable upon exercise of outstanding and issuable warrants. These common stock equivalents could have the effect of decreasing diluted net income per share in future periods.

Reclassifications – Certain amounts in 2006 financial statements have been reclassified to conform to 2007 presentations.

Recent accounting pronouncements - In December 2006, the FASB issued FASB Staff Position No. EITF 00-19-2 “Accounting for Registration Payment Arrangements” (“FSP EITF 00-19-2”), which addresses an issuer’s accounting and disclosures relating to registration payment arrangements. In accordance with FSP EITF 00-19-2, registration payment arrangements are accounted for as an instrument separate and apart from the related securities and will be accounted for in accordance with Statement of Financial Accounting Standards No. 5 “Accounting for Contingencies,” accruing a liability if payment is probable and the amount can be reasonably estimated. Unless the Company enters into agreements providing for payments relating to registration arrangements, this pronouncement will have no effect on the Company’s results of operation, financial position or liquidity.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements but does not require any new fair value measurements. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. It is expected that adoption of SFAS 157 will not have a material impact on the Company’s results of operations, financial position or liquidity.

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS 159”).  SFAS 159 is effective for fiscal years beginning after November 15, 2007.  It is expected that adoption of SFAS 159 will not have a material impact on the Company’s results of operations, financial position or liquidity.

In June 2007, the Emerging Issues Task Force of the FASB issued EITF Issue No. 07-3, Accounting for Nonrefundable Advance Payments for Goods or Services to be Used in Future Research and Development Activities, (“EITF 07-3”) which is effective for fiscal years beginning after December 15, 2007. EITF 07-3 requires that nonrefundable advance payments for future research and development activities be deferred and capitalized. Such amounts will be recognized as an expense as the goods are delivered or the related services are performed. It is expected that adoption of EITF 07-3 will not have a material impact on the Company’s results of operations, financial position or liquidity.

In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations” (“SFAS 141(R)”), which replaces SFAS No. 141. SFAS No. 141(R) establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any non-controlling interest in the acquiree and the goodwill acquired. The Statement also establishes disclosure requirements which will enable users to evaluate the nature and financial effects of the business combination. SFAS 141(R) is effective for fiscal years beginning after December 15, 2008. The adoption of SFAS 141(R) will have an impact on accounting for future business combinations once adopted.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements – an amendment of Accounting Research Bulletin No. 51” (“SFAS 160”), which establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable to the parent and to the noncontrolling interest, changes in a parent’s ownership interest and the valuation of retained non-controlling equity investments when a subsidiary is deconsolidated. The Statement also establishes reporting requirements that provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the non-controlling owners. SFAS 160 is effective for fiscal years beginning after December 15, 2008. The Company has not determined the effect that the application of SFAS 160 will have on its financial statements.

Note 2.   Inventories

Inventories at December 31, 2007, consist of the following (in thousands):

Raw materials	$263
Work-in-process	11
Finished goods	201
Total	$475

 Note 3.  Property and Equipment

Property and equipment at December 31, 2007, consist of the following (in thousands):

Furniture and equipment	$265
Recycling plant and construction in progress	9,390
Total property and equipment	9,655
Less accumulated depreciation and amortization	(1,791)
Property and equipment, net	$7,864

During 2007, the Company sold certain excess equipment with a net book value of approximately $170,000 and recognized a loss of approximately $96,000, which is included in general and administrative expense.  During 2006, the Company capitalized interest of approximately $43,000 into the recycling plant during the construction period.

Note 4.  Technology License

Pursuant to terms of a license agreement entered into by the Company and Honeywell, as amended, the Company obtained an exclusive, nontransferable, worldwide license rights for the life of the underlying patent to practice the methods and to make, use, and sell the products and/or services and to certain sublicense rights, which are covered by the proprietary rights, limited to the field of use of separating and recovering motor oil from high density polyethylene plastic. Under this agreement, the Company is required to pay royalties at a rate of $0.005 per pound of recycled plastics sold, with minimum annual royalties of $50,000 for 2006, $100,000 for 2007, $200,000 for 2008 and $300,000 for 2009 and for years thereafter.  Honeywell may terminate this agreement in the event of, among other things, the nationalization of the industry which encompasses any products or services, any suspension of payments under the terms of the agreement by government regulation, a substantial change in ownership of the Company (whether resulting from merger, acquisition, consolidation or otherwise), another company or person acquiring control of the Company, or the existence of a state of war between the United States and any country where the Company has a license to manufacture products or provide services.

Note 5.  Notes Payable to California Integrated Waste Management Board

Notes payable and related unamortized debt discount at December 31, 2007, consist of the following (in thousands):

Note payable to CIWMB	$1,715
Debt discount, net of amortization	(8)
1,707
Less current portion	200
Note payable to CIWMB, net of discount and net of current portion	$1,507

In 2005, pursuant to terms of a Business Loan Agreement, Security Agreements and $2 million Promissory Note with the California Integrated Waste Management Board (“CIWMB”), the Company received cash into escrow after deduction of $10,000 loan fees paid to CIWMB. The loan fee was recorded as a debt discount, which is amortized over the loan term.  The promissory note bears interest at 4.25% per annum, with interest only monthly payments during the first year, and then principal and interest monthly payments of approximately $22,500 starting in July 2006 until fully paid in May 2015. The promissory note is collateralized by equipment purchased for the recycling plant, a secondary security interest in all other machinery and equipment and other Company assets, and guaranteed by the Company's Chief Technical Officer (former Chief Executive Officer). Minimum annual principal payments approximate $200,000 in 2008, $209,000 in 2009, $219,000 in 2010, $229,000 in 2011, $240,000 in 2012 and $618,000 thereafter during 2013 through 2015.

Note 6.  Notes and Convertible Notes Payable

Notes and convertible notes payable and related unamortized debt discount at December 31, 2007, all of which are classified as current liabilities, consist of the following (in thousands):
	Notes	Unamortized debt discount	Notes, net of debt discount	Accrued interest
Subordinated Convertible Notes	$292	$-	$292	$58
Director Notes	2,351	-	2,351	127
Short-term Notes	2,162	(1,100)	1,062	39
Private Placement Convertible Notes	12,934	(3,314)	9,620	1,423
Total	$17,739	$(4,414)	$13,325	$1,647

Amounts due related parties and others are presented separately on the accompanying balance sheet as follows (in thousands):

Due to related parties	$9,271		$(1,856)	$7,415	$846
Due to others	8,468		(2,558)	5,910	801
Total	$17,739	$	(4,414)	$13,325	$1,647

As discussed in Note 13 Subsequent Events, subsequent to December 31, 2007, the Company issued approximately 241 million shares of its common stock in consideration for conversion of all outstanding subordinated and private placement convertible notes payable totaling approximately $13.2 million and related accrued interest of approximately $2 million, and the surrender of outstanding warrants to purchase approximately 38.7 million shares of Company common stock.

Subordinated Notes - During 2006, the Company received $2.8 million pursuant to a private placement of subordinated convertible notes (the “Subordinated Notes”), bearing interest at 10%, with principal and accrued interest due 12 months from issuance, convertible into shares of the Company’s common stock at a price of $0.0975 per share, and warrants, with cashless exercise provisions, to purchase 28,000,000 shares of restricted common stock, exercisable until April 2015 at an exercise price of $0.12 per share (the “Subordinated Notes Warrants”).  The conversion price of the debentures is subject to anti-dilution downward adjustments in the event the Company sells common stock or securities convertible into common stock at a price below the conversion price. The Subordinated Notes rank pari passu with Private Placement Notes and are subordinated only to the security interest granted to CIWMB.  The shares underlying the notes and warrants are subject to piggy back registration rights.  In 2006, the holder of a $200,000 short-term convertible note payable converted the note, plus accrued interest into a Subordinated Note of $202,000 and 2,020,000 warrants.  During 2006, debt discount relating to these Subordinated Notes of approximately $3.2 million was recorded, of which approximately $1.9 million and $1.3 million was amortized to interest expense during 2007 and 2006, respectively.  The fair value of warrants was computed using a Black-Scholes option pricing model with the following assumptions: expected term of 9 years (based on the contractual term), volatility of approximately 180% (based on historical volatility), zero dividends and interest rate of approximately 4.6%.  The discount has been fully amortized at December 31, 2007. In the event holders of Subordinated Notes elect to convert such notes into shares of Company common stock, the Company will issue Subordinated Notes Warrants exercisable into that number of shares of the Company’s common stock equal to the quotient of (i) 65% of the value of the converted notes divided by (ii) a per share price of $0.12, a total of 16,260,833 warrants if all notes are converted. The Subordinated Notes became due in 2007, and in 2007, Subordinated Notes in the amount of approximately $2.7 million, together with accrued interest of approximately $269,000, were converted into approximately 30.5 million shares of common stock.  At December 31, 2007, there were Subordinated Notes approximating $292,000, all of which were subsequently converted into common stock in 2008.

Director Notes – During 2007, two of the Company’s Directors made loans due on demand with interest at 10% to the Company in the aggregate total of $577,000.  The loan from one Director in the amount of $300,000 was repaid, and the other $277,000 was cancelled and replaced with Director Notes. During July through October 2007, the Company received cash proceeds of approximately $2.4 million from various members of the Company’s Board of Directors (the “Director Notes”).  In accordance with the Director Notes, each lender received a promissory note with an interest rate of 15% per annum (the “Note”).  All or any portion of the Note, any accrued interest thereon and all other sums due under the Note, is due and payable on demand within 90 days of the Note.  In connection with these notes, lenders received common stock purchase warrants to purchase 22,657,000 shares of Company common stock with an exercise price of $0.06 per share that expire in April 2015.  The shares underlying the warrants are subject to piggy back registration rights.  The exercise price of the warrants is subject to anti-dilution downward adjustments in the event the Company sells common stock at a price below the exercise price.  Debt discount relating to the value of warrants issued of approximately $2.7 million was recorded and which has been amortized to interest expense in 2007.   The fair value of warrants was computed using a Black-Scholes option pricing model with the following assumptions: expected term of 7.8 years (based on the contractual term), volatility of approximately 180% (based on historical volatility), zero dividends and interest rate of approximately 4.6%.

Short-term Notes - During October through December 2007, the Company received cash proceeds of approximately $ 2.2 million from new and existing investors and issued to each lender a promissory note with an interest rate of 15% per annum, due and payable on demand within 180 days (the “Short-Term Note”), and warrants to purchase approximately 15 million shares of Company common stock with an exercise price of $0.06 per share that expire in April 2015.  The shares underlying the warrants are subject to piggy back registration rights.  The exercise price of the warrants is subject to anti-dilution downward adjustments in the event the Company sells common stock at a price below the exercise price.  Debt discount relating to the value of warrants issued of approximately $1.1 million was recorded, of which has approximately $270,000 has been amortized to interest expense in 2007, the remainder of which will be amortized to interest expense in 2008.   The fair value of warrants was computed using a Black-Scholes option pricing model with the following assumptions: expected term of 7.8 years (based on the contractual term), volatility of approximately 180% (based on historical volatility), zero dividends and interest rate of approximately 4.6%.

Private Placement Notes -  During 2006, proceeds were received into escrow pursuant to a private placement memorandum (the “PPM”) through the offering of Units for $25,000 per unit, each Unit consisting of a $25,000 junior secured subordinated convertible debenture (the “Private Placement Notes”), bearing interest at 10% with principal and accrued interest due 18 months from issuance (“maturity date”), convertible into shares of the Company’s common stock at a price of $0.0975 per share, and a warrant, with a cashless exercise provision, to purchase 75,000 shares of restricted common stock of the Company, exercisable until April 15, 2015 at an exercise price of $0.06 per share (the “Private Placement Warrants”).  The conversion price of the debentures and exercise price of the warrant are subject to anti-dilution downward adjustments in the event the Company sells common stock or securities convertible into common stock at a price below the conversion or exercise prices. The Private Placement Notes are collateralized by a security interest in substantially all of the Company’s assets, which such security interest is subordinated only to the security interest granted to CIWMB, and rank pari passu with the Subordinated Notes.  The shares underlying the debentures and warrants are subject to piggy back registration rights.  In addition, a registration statement must be filed within 30 days after an investor elects to convert all or any portion of the debenture.  During 2006, proceeds were received for approximately $7.9 million of Private Placement Notes and approximately 23.7 million warrants.  At December 31, 2006, approximately $1.2 million of escrowed funds had not been disbursed to the Company, which was reported as a receivable for cash in escrow for securities sold, and which was received by the Company in 2007. In 2007, the offering closed and the debentures and warrants were issued. During 2006, holders of $150,000 of other notes payable converted those notes, plus accrued interest into subscription units comprised of approximately $159,000 of Private Placement Notes and 450,000 warrants, and the Company also issued $60,000 of Private Placement Notes and 180,000 Private Placement Warrants.  In 2006, debt discount of approximately $7.7 million was recorded, of which approximately $5.2 million and $1.8 million was amortized to interest expense in 2007 and 2006, respectively.  During 2007, Private Placement Notes in the amount of approximately $125,000, together with accrued interest of approximately $13,000, were converted into approximately 1.4 million shares of common stock.  At December 31, 2007, there were Private Placement Notes of $2.4 million that were due beyond their maturity date, all of which were converted into shares of common stock in 2008.

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

During 2007, the Company received $5 million pursuant to investment terms substantially similar to the PPM (the “Additional Investment”) and issued $5 million Private Placement Notes and Private Placement Warrants to purchase 15,000,000 shares of common stock.  In connection with the Additional Investment, the placement agent received cash fees of approximately $100,000 and received warrants, with a cashless exercise provision, to purchase 382,429 shares of restricted common stock of the Company at a per share price of $0.06 exercisable for 10 years.  Pursuant to rights and terms of the Additional Investment purchase agreement, the holder of $2 million of notes designated one person to become a member of the Company’s Board of Directors, which such person was appointed in 2007.  Additionally, in 2007, the Company issued three PPM Units, comprised of $75,000 of Private Placement Notes and 225,000 Private Placement Warrants in exchange for accrued liabilities, which such notes were immediately converted into 769,231 shares of Company common stock in accordance with terms of the notes.  During 2007, debt discount, comprised of warrant and beneficial conversion feature values, of approximately $5 million was recorded.  The fair value of warrants was computed using a Black-Scholes option pricing model with the following assumptions: expected term of 8 years (based on the contractual term), volatility of 180% (based on historical volatility), zero dividends and interest rate of 4.6%.  During 2007 approximately $2.4 million of the discount was amortized to interest expense.

Note 7. Common Stock and Stock Warrants

Authorized Shares - The Articles of Incorporation authorize a maximum of 750,000,000 shares of $0.001 par value common stock and 10,000,000 shares of $0.001 par value preferred stock. Each share of common stock is entitled to one voting right, the right to share in earnings and the right to share in assets upon liquidation.

Common Stock Issued for Services - During July 2006, the Company entered into an employment agreement with an individual to serve as its Chief Executive Officer and a Director, pursuant to which, among other things, the executive received 44,000,000 shares of Company common stock, of which 26,400,000 were fully vested, and of which 11,000,000 shares vested in 2007, and the remaining vest at approximately 733,000 shares per month through September 2008.  The total value of the shares based on the grant date quoted trading price of the Company’s common stock was approximately $5.7 million.  The Company recognized stock-based compensation expense of approximately $1.4 million and $3.9 million in 2007 and 2006, respectively, and as of December 31, 2007, there was approximately $405,000 of unrecognized compensation expense related to unvested stock, which is expected to be recognized as expense in 2008

Pursuant to an agreement with an executive recruiter and placements of the Company’s Chief Executive and Operating Officers in 2006, the recruiter received 11,456,923 shares of Company common stock, of which 9,036,923 shares were immediately fully-vested, and of which 2,420,000 shares vested in September 2007, and warrants to purchase 519,750 shares of Company common stock at a per share price of $0.06 per share exercisable for 10 years, and warrants to purchase 4,950,000 shares of Company common stock at a per share price of $0.0975 exercisable for 10 years.  The shares are valued at approximately $1.5 million based on the quoted trading prices of $0.13 and $0.135 on the effective dates and the warrants are valued at approximately $737,000 computed using a Black-Scholes option pricing model with the following assumptions: contractual term of 10 years, volatility of 183% (based on historical volatility over the term), zero dividends and interest rate of 4.8%. The Company recognized stock-based compensation expense of approximately $445,000 and $1.8 million during 2007 and 2006, respectively.  As of December 31, 2007, there is no additional expense to be recognized with respect to these issuances of equity securities.

In February 2007, the Company entered into an employment agreement with an individual to serve as its Vice President of Sales & Marketing, pursuant to which, among other things, the executive received 4.4 million shares of Company common stock, 1.1 million of which were fully-vested and the remainder vesting evenly over the next three years, and is entitled to receive warrants to purchase 1.1 million shares of Company common stock at $0.30 per share on the one year anniversary of the employment agreement and warrants to purchase 1.1 million shares of Company common stock at $0.40 per share on the second year anniversary.  The warrants have a four-year term and vest ratably over 3 years.  The shares are valued at approximately $1.1 million based on the quoted trading price of $0.25 on the effective date and the warrants are valued at approximately $511,000 computed using a Black-Scholes option pricing model with the following assumptions: contractual terms of 4 and 10 years, volatility of 184% (based on historical volatility over the term), zero dividends and interest rate of 4.5%.  In connection with this agreement, the Company recorded compensation expense for fully-vested shares and for a portion of the unvested shares amortized on a straight-line basis over the vesting periods.  The Company recorded compensation expense of approximately $792,000 during 2007.  In addition, the executive received three Private Placement Units, consisting of $75,000 of Private Placement Notes and Private Placement Warrants to purchase 225,000 shares of Company common stock, for which the Company recorded compensation expense of $75,000.  As of December 31, 2007, there was approximately $820,000 of unrecognized compensation expense related to unvested stock and warrants, which is expected to be recognized as expense of approximately $620,000 in 2008 and $185,000 in 2009, and $15,000 in 2010.

Pursuant to an agreement for legal services with the Company’s outside law firm, the Company periodically issued the firm vested non-forfeitable common shares, and proceeds from the sale of such shares by the firm and reported to the Company were credited against invoice amounts due for legal services. During 2006, the Company issued the firm 2,802,925 shares of its common stock and recorded legal expense of approximately $336,000, which was determined based on the $0.12 per share quoted trading price on date of issuance.  In 2006, the Company entered into an engagement agreement with the firm, whereby the prior agreement was superseded and replaced, and among other things, the Company issued to the firm 2,500,000 shares of its common stock and recorded legal expense of $275,000, based on the quoted trading price of $0.11 on the grant date

During 2006, the Company issued 8,161,899 shares of its common stock to non-employee service providers for consulting and investor advisory services provided to the Company and recorded consulting expense of approximately $925,000 based on the $0.11 or $0.12 per share quoted trading price on the grant dates.

During July 2006, the Company entered into an employment agreement with its former Chief Executive Officer to serve as Chief Technology Officer, pursuant to which, among other things, the executive received 24,000,000 fully-vested shares or share equivalents (warrants), of which he had previously received 17,953,208 of such shares and share equivalents.  In connection with this agreement, inasmuch as the shares were fully vested, the Company recorded compensation expense and an increase in additional paid-in capital of $847,000, which was determined on the $0.14 per share quoted trading price on the date of the employment agreement.  Further, pursuant to this agreement the Company agreed to issue 2,000,000 shares of its common stock to this executive upon satisfying obligations, as defined, and in December 2007, the Company’s Board of Directors resolved that such obligations had been satisfied and that the shares shall be issued.  The Company recorded expense of $160,000, which was determined based on the $0.08 per share quoted trading price on the date of the board resolution.  As of December 31, 2007, the shares had not been issued and are accordingly reported as common stock issuable.  In 2008, the shares were issued.

During 2007, the Company granted 5,070,411 shares of Company common stock, of which 180,000 remain to be issued to various non-employee service providers and has recorded the fair value of shares issued based on the closing market price of stock on the respective measurement dates of approximately $899,000 as an increase in additional paid-in capital.  Stock-based compensation expense is recognized over the requisite service periods, all of which, except one relating to rent, expired in 2007.  At December 31, 2007, the approximately $24,000 of excess of the fair value of shares issued over expense recognized is recorded as deferred stock-based consulting, a component of stockholders’ deficit, which is expected to be recognized as expense in 2008 - 2010.

Stock Issued for Settlement Agreement - During 2006, the Company entered into a settlement agreement with a former vendor, pursuant to which, among other things, the Company issued 2,564,103 shares of its common stock, and as a result recorded settlement expense of $282,000, based on the quoted trading price of the Company’s common stock of $0.11 per share on the settlement date.

During 2007, the Company entered into a settlement agreement with a former consultant, pursuant to which, among other things, the Company issued 5 million shares of its common stock, and as a result recorded settlement expense of $680,000, based on the quoted trading price of the Company’s common stock of $0.135 per share on the settlement date, which included $5,000 of related legal expenses.

Stock Issued for Conversion of Notes Payable – During 2007, Subordinated Notes in the amount of approximately $2.7 million, together with accrued interest of approximately $269,000, were converted into 30,545,769 shares of common stock, and Private Placement Notes in the amount of approximately $125,000, together with accrued interest of approximately $13,000, were converted into approximately 1,415,740 shares of common stock.

Stock Issued for Consulting Agreement - In February 2007, the Company entered into a consulting services agreement, which terminated December 31, 2007, with the Company’s former Chief Financial Officer, pursuant to which, among other things, the Company issued to the former officer 492,308 fully-vested shares of its common stock, and agreed to pay annual compensation of $120,000 in consideration for services during the term and in exchange for release of any claim to accrued compensation while previously employed by the Company, which such amount was $168,000.  In connection with this agreement, the Company recorded the shares issued as an increase in common stock and additional paid-in capital of approximately $133,000 based on the $0.27 quoted trading price on the agreement date and compensation expense of approximately $85,000.

Stock Issued Upon Exercise of Warrants - During 2007, pursuant to receipt of notices of cash and cashless exercises of 6,048,439 warrants, the Company issued 4,119,596 shares of its common stock and received proceeds of approximately $2,000.  In 2006, the Company issued 8,757,142 shares of its common stock in connection with the exercise of warrants to purchase common stock in exchange for the purchase price of approximately $9,000.

Common Stock Issuable for Services - Pursuant to terms of a mutual settlement and release agreement, in early 2008, among other things, the Company issued 5,000,000 shares of its common stock to a former executive, and the former executive returned to the Company for cancellation all previously issued warrants, which include vested warrants to purchase approximately 17 million shares and forfeited all rights to acquire additional shares under the employment agreement.  The Company recorded the 5,000,000 shares issuable, net of the approximately $101,000 fair value of warrants surrendered, as compensation expense of approximately $249,000 during 2007, based on the $0.07 quoted trading price of the Company’s common stock and black-scholes fair value computations at year-end, when it was determined that it was more likely than not that such an arrangement would be agreed to.

Covenant to Adjust Common Stock Shares – In January 2006, terms of Common Stock Purchase and Covenant to Adjust Agreements entered into in 2005, were amended to eliminate any further adjustments to the original purchase price, and the Company recorded the issuance of 752,731 shares and the previously recorded temporary equity redemption value of approximately $165,000 was reclassified to permanent stockholders’ equity. These shares have not been issued by the transfer agent.

Stock Warrants – In connection with borrowings and other transactions, the Company issues warrants to purchase its common stock.  The fair value of warrants issued during 2007 and 2006 was estimated using the Black-Scholes option-pricing model with the following assumptions: dividend yield of 0%; expected volatility of approximately 160% to 183% (based on historical volatility over the terms); risk-free interest rates of approximately 5%; and terms of 3.5 to 10 years.  The weighted-average fair value of warrants granted during 2007 and 2006 approximated $0.19 and $0.13, respectively.

Prior to August 18, 2006, due to outstanding convertible debt with variable conversion terms, the Company determined that pursuant to EITF 00-19, all of the Company’s warrants and investment rights granted to non-employees were to be classified as liabilities.  During 2006, the Company recognized approximately $1.2 million of other income relating to the change in fair value of warrants during the period which is included in the accompanying statement of operations as the change in fair value liability of warrants and derivatives. Upon repayment of the notes August 18, 2006, the Company no longer had the inability to have enough authorized common shares to fulfill its potential obligations, and the fair value liability of all outstanding warrants and investment rights recorded at that date was reclassified to additional paid-in capital.

In October 2006, the Company entered into an employment agreement with an individual to serve as its Chief Operating Officer, pursuant to which, among other things, the executive will receive shares of Company common stock (or stock options, at the executive’s election) covering 5% of Common Stock Equivalents, as defined in the agreement.  The executive received options to purchase 24,000,000 shares (shares were not elected) of Company common stock, of which 12,000,000 were fully-vested, and of which 6,000,000 warrants vest in October 2007 and the remaining 6,000,000 vest pro-rata from November 2007 to October 2008. The warrants are exercisable at $0.0975 per share for ten years, and have an estimated fair value of approximately $3.2 million as determined utilizing the Black-Scholes valuation model as of the Effective Date with the following assumptions: contractual term of 10 years, volatility of 174% (based on historical volatility over the term), zero dividends and interest rate of 4.8%.  During 2007 and 2006, the Company recognized stock-based compensation expense of approximately $810,000 and $1.8 million, respectively, and as of December 31, 2007, there was approximately $655,000 of unrecognized compensation expense related to unvested stock warrants.  Pursuant to terms of a mutual settlement and release agreement, in early 2008, among other things, the former executive returned to the Company for cancellation all previously issued warrants and forfeited all rights to acquire additional shares under the employment agreement, and the Company issued to the former executive 5,000,000 shares of restricted common stock.  Warrants cancelled and forfeited are reflected as cancelled in 2007 in the following table of warrant activity, and there will be no further recognition of compensation expense.

During 2007, the Company issued warrants to a new Director to purchase 500,000 shares of its common stock at an exercise price of $0.19 per share with a 4-year term and recorded compensation expense of approximately $89,000 based on the fair value as determined utilizing the Black-Scholes valuation model. Additionally, the Company issued warrants to a new employee to purchase 2,000,000 shares of its common stock at an exercise price of $0.0975 with a ten year term and recorded compensation expense of approximately $204,000 based on the fair value as determined utilizing the Black-Scholes valuation model. The closing stock price at the issuance date was $0.19 per share.  The warrants issued to the new employee were assigned to the Company by one of its other executive officers, which was recorded as a contribution of capital in accordance with the provisions of SFAS 123R.  As of December 31, 2007, there was approximately $176,000 of unrecognized compensation expense related to unvested warrants, which is expected to be recognized as expense of approximately $115,000 in 2008, $49,000 in 2009 and $12,000 in 2010.

In August 2007, the Company entered into an employment agreement with an individual to serve as its Chief Financial Officer, pursuant to which, among other things, the executive received warrants to purchase 5,000,000 shares of Company common stock, 25% of which are fully-vested and the remainder vesting 1,250,000 per year over the next three years.  The warrants have a four-year term and an exercise price of $0.12 per share, and are valued at approximately $540,000 based on a Black-Scholes option pricing model valuation with the following assumptions: expected term of 4 years, volatility of 160% (based on historical volatility over the term), zero dividends and interest rate of 4.6%.  In connection with this agreement, the Company will record compensation expense for fully-vested shares and for a portion of the unvested shares amortized on a straight-line basis over the vesting periods.  The Company recorded compensation expense of approximately $231,000 during 2007.  As of December 30, 2007, there was approximately $309,000 of unrecognized compensation expense related to unvested stock and warrants, which is expected to be recognized as expense of approximately $195,000 in 2008, $86,000 in 2009 and $28,000 in 2010.  In March 2008, the executive resigned.

The intrinsic value of stock warrants is calculated by aggregating the difference between the closing market price of the Company’s common stock at the reporting period end and the exercise price of stock warrants which have an exercise price less than that market price.

The following summarizes activity for stock warrants issued to lenders for borrowings, all of which are exercisable:

	Outstanding	Weighted average exercise price	Weighted average remaining contractual life in years	Aggregate intrinsic value (in thousands)
Balance at December 31, 2005	13,478,439	$0.02	8.6	$1,350
Granted	55,180,000	0.09
Exercised	(8,800,000)	0.002
Balance at December 31, 2006	59,858,439	0.09	5.8	$3,518
Granted	68,746,817	0.08
Exercised	(5,198,439)	0.06
Balance at December 31, 2007	123,406,817	$0.09	6.2	$962

The following summarizes activity for stock warrants issued to consultants for services, all of which are exercisable:

	Outstanding	Weighted average exercise price	Weighted average remaining contractual life in years	Aggregate intrinsic value (in thousands)
Balance at December 31, 2005	5,782,121	$0.05	5.3	$410
Granted	26,412,750	0.09
Balance at December 31, 2006	32,194,871	0.08	7.4	$2,491
Granted	382,429	0.08
Exercised	(850,000)	0.001
Exercised/ Cancelled	(12,121)	29.70
Balance at December 31, 2007	31,715,179	$0.08	5.9	$220

The following summarizes activity for stock warrants issued to employees, substantially all or which are exercisable:
	Outstanding	Weighted average exercise price	Weighted average remaining contractual life in years	Aggregate intrinsic value (in thousands)
Balance at December 31, 2005	19,850,000	$0.06	9.7	$1,191
Granted	12,000,000	0.10
Balance at December 31, 2006	31,850,000	0.07	9.2	$2,416
Granted	5,725,000	0.13
Exercised/ Cancelled	(10,000,000)	0.10
Balance at December 31, 2007	31,715,179	$0.09	5.6	$151

The following summarizes activity for all stock warrants:
	Outstanding	Weighted average exercise price	Weighted average remaining contractual life in years	Aggregate intrinsic value (in thousands)
Balance at December 31, 2005	39,110,560	$0.05	8.3	$2,951
Granted	93,592,750	0.08
Exercised	(8,800,000)	0.002
Balance at December 31, 2006	123,903,310	0.08	6.9	$8,425
Granted	74,854,246	0.08
Exercised	(6,048,439)	0.06
Exercised/ Cancelled	(10,012,121)	0.14
Balance at December 31, 2007	182,696,996	$0.09	6.1	$1,333

Additional information regarding all warrants outstanding as of December 31, 2007, is as follows:

Range of exercise prices	Shares	Weighted average remaining life	Weighted average exercise price
$0.001	60,000	3.7 years	$0.001
$0.05	1,100,000	2.5 years	0.05
$0.06	130,700,972	7.8 years	0.06
$0.09 - $ 0.11	16,451,249	6.3 years	0.10
$0.12 - $0.13	33,584,775	2.8 years	0.12
$0.19 - $0.25	800,000	3.0 years	0.21
	182,696,996	6.1 years	$0.09

Note 8.   Related Party Transactions

As summarized in Note 6 Notes Payable, certain of the Company’s Directors are holders of the Company’s notes payable in the aggregate amount of approximately $9.3 million and $7.0 million at December 31, 2007 and 2006, respectively.  Accrued interest payable on the notes approximated $846,000 and $245,000 at December 31, 2007 and 2006, respectively.

Pursuant to an agreement for legal services with The Otto Law Group, PLLC (“OLG”), a law firm, the managing partner of which is one of the Company’s Directors, the Company periodically issued to the law firm vested non-forfeitable common shares, and proceeds from the sale of such shares by the firm and reported to the Company were credited against invoice amounts due for legal services. There were no reported stock sale proceeds during 2006.  The agreement had no stated term. During 2006, the Company issued the firm 2,802,925 shares of its common stock and recorded legal expense of approximately $336,000, which was determined based on the $0.12 per share quoted trading price on date of issuance.  In 2006, the Company entered into an engagement agreement with OLG, whereby the prior agreement was superseded and replaced, and among other things, the Company issued the firm 2,500,000 shares of its common stock.  The shares were valued at the quoted trading prices of $0.11 on the grant date, resulting in an expense of $275,000.  During 2007 and 2006, the Company incurred legal fee services from the firm of approximately $293,000 and $967,000, respectively.   Accounts payable to OLG for legal services are included in accounts payable to related parties in the accompanying balance sheet.

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

In 2006, the Company entered into an agreement with KW Securities, Inc. (“KW”), a registered broker dealer and a company owned by one of the Company’s Directors, for KW to serve as placement agent for the Private Placement Offering. Pursuant to terms of the agreement, as amended, among other things, the Company shall pay compensation of warrants to purchase Company common stock at a per share price of $0.06 at varying rates of warrants for funds raised based on securities sold.  In connection with sales of Private Placement units and Subordinated Notes and warrants in 2006, the Company has recorded debt issue costs of approximately $2.1 million based on the fair value of 14,625,000 warrants exercisable at $0.06 per share for approximately eight and one-half years, determined utilizing the Black-Scholes valuation model, which such warrants were issued to KW in 2007.  Upon the closing of the PPM in 2007, the agreement with KW terminated.

In 2006, the Company entered into a Funding Agreement with Itec Capital Group, LLC (“ICG”), a Washington limited liability company owned by the managing partner of OLG, who is one of the Company’s Directors, and another one of the Company’s Directors, and KW, a company owned by that Director.  Pursuant to terms of the Funding Agreement, the Company agreed to pay fees of 8% of Notes payable issued pursuant to certain financings and issue warrants based on securities sold and common shares convertible or exercisable into.  Pursuant to a consulting agreement between ICG and Excipio Group, S.A. (“Excipio”), an entity, ICG agreed to pay Excipio a dollar amount and securities to be agreed upon from time to time upon completion of certain defined objectives and projects, and in this regard, ICG has agreed to pay Excipio fees and warrants in the amounts ICG receives from the Company.  In November 2006, Excipio, ICG and the Company entered into a mutual settlement and release agreement, pursuant to which, among other things, in full satisfaction of amounts owed under all prior agreements or arrangements, the Company agreed to pay approximately $429,000 (in addition to $296,000 previously paid) and issue a warrant to purchase 1,440,000 shares of Company common stock with an exercise price of $0.06 per share for approximately eight and one-half years and a warrant to purchase 3,748,000 shares of Company common stock with an exercise price of $0.12 per share for approximately three and one-half years.  The $429,000 was payable $200,000 upon execution of the settlement agreement and in varying amounts based on certain conditions, and was paid in full in 2007.  In connection with the settlement agreement, the consulting agreement between ICG and Excipio was cancelled and any further obligation under the consulting agreement has been waived and dismissed, and the Funding Agreement between the Company and ICG was amended to reflect the settlement of fees and expenses owed and paid under the Funding Agreement and that no additional fees or expenses shall accrue or become due in accordance with the Funding Agreement.

Included in accounts payable to related parties at December 31, 2007 is approximately $55,000 due to certain of the Company’s officers, primarily relating to expense reimbursements owed.

Note 9.  Income Taxes

At December 31, 2007, the Company has available approximately $34 million of net operating loss carryforwards available to offset future federal and state income taxes, respectively, which expire through 2027. Realization is dependent on generating sufficient taxable income prior to expiration of the loss carryforwards. A change of greater than 50% of the Company ownership could significantly limit utilization.  At December 31, 2007 and 2006, the Company has provided a valuation allowance to reduce its net deferred tax asset to zero. The valuation allowance increased by approximately $4.5 million and $3.2 million during 2007 and 2006, respectively.

Deferred income taxes represent the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and  income tax purposes.  Significant components of deferred tax assets and liabilities consist of the following at December 31, 2007 and 2006:
	2007	2006
Deferred tax assets
Net operating loss carryforward	$12,788	$8,174
Accrued liabilities due to related parties	235	216
Total deferred tax assets	13,023	8,390
Deferred tax liabilities - property and equipment	(228)	(10)
Net deferred tax assets before valuation allowance	12,795	8,380
Valuation allowance	(12,795)	(8,380)
Net deferred tax assets	$-	$-

A reconciliation of the provision for income tax with income tax computed by applying the federal statutory income tax rate to loss before provision for income taxes for years ended December 31 is as follows:
	2007	2006
Income tax benefit computed at statutory rate	(34%)	(34%)
State income tax benefit, net of federal benefit	(3%)	(2%)
Nondeductible stock-based compensation and other	21%	21%
Valuation allowance	16%	15%
Effective tax rate	0%	0%

Note 10. Participation Certificates Obligations Issued Prior to 2004

In 2000, the Company’s Board of Directors authorized the issuance of common stock to various investors.  An agreement between the Company’s then President and investors allowed participants in the Italian General Plastics Development Program to make advances based on Company common stock. Funds thus generated (approximately $815,000) were to be repaid when the Company became a public company. Upon repayment of funds advanced, investors would retain their stock ownership. To comply with Italian regulations, the Company’s then President personally issued shares of Company common stock to the investors. Funds advanced by investors were made to and deposited in accounts in the former President's name.  The Company’s former President has represented that funds received were assets of Company and that the Company has assumed the related obligations, and accordingly, based on the substance of the transactions, the transactions have been presented as Company borrowings in the accompanying balance sheet.  Prior to December 31, 2004, the Company entered into various agreements, including a settlement and release agreement, with certain investors pursuant to which the investors received shares of Company common stock in exchange for their prior participation certificates.  The balance outstanding approximates $354,000, which has not changed since 2004.

Note 11.  Concentrations and Major Customers

As described in Note 4, the Company’s business is reliant on its licensing of technology from Honeywell.

Cash and cash equivalents are maintained at financial institutions and, at times balances may exceed federally insured limits.  The Company has never experienced any losses related to these balances and Company management believes its credit risk is minimal.
During 2007, the Company had revenues of over 10% of total revenue from individual customers and related accounts receivable over 10% of total accounts receivable at December 31, 2007 as follows (“*” means < 10%):

	Per cent of total revenues	Per cent of total accounts receivable
Customer 1	40%	*
Customer 2	24%	40%
Customer 3	15%	*
Customer 4	10%	20%

Note 12.  Commitments and Contingencies

Leases - The Company leases space for its recycling plant and offices in Riverbank, California pursuant to a lease expiring in 2009, for which future minimum lease payments approximate $220,000 in 2008 and $37,000 in 2009.  The Company has an option to extend the lease for an additional five years.  In addition, the Company leases office space in San Francisco, California pursuant to a lease expiring in 2009, for which future minimum lease payments approximate $60,000 in 2008 and $20,000 in 2009.

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

Legal proceeding – The Company is subject to various lawsuits and other claims in the normal course of business.  The Company establishes accruals for specific liabilities in connection with legal actions deemed to be probable and reasonably estimable.  No material amounts have been accrued as of December 31, 2007 in these accompanying financial statements with respect to any legal matters. Company management does not expect that the ultimate resolution of pending legal matters in future periods, including the matter described below will have a material effect on the Company’s financial condition or results of operations.

In October 2007, a former vendor filed a claim against the Company and its former Chief Executive Officer, now Chief Technology Officer, who is also one of the Company’s directors, in Tuolumne County Superior Court in the state of California.  The claim alleges breach of contract and that the plaintiff is due fees for services provided in excess of $68,000, of which $7,500 is alleged to be due from the Company.

Note 13.  Subsequent Events

In January 2008, the Company received $300,000 cash from a new investor and issued a $300,000 promissory note bearing interest at 15% and due in sixty days.  The Company and note holder are in discussions regarding, among other things, extensions of the due date, which has passed.

Subsequent to December 31, 2007, the Company received cash of approximately $1.9 million from new and existing investors and issued $1.9 million of Short-Term Notes and warrants to purchase approximately 18.9 million shares of Company common stock with an exercise price of $0.06 per share that expire in 2015.

Subsequent to December 31, 2007, the Company issued approximately 243 million shares of its common stock in consideration for conversion of all outstanding convertible notes payable totaling approximately $13.2 million (before debt discount of approximately $2.2 million) and related accrued interest of approximately $1.7 million, and the surrender of outstanding warrants to purchase approximately 39 million shares of Company common stock having an exercise price of $0.06 per share and expiring in April 2015.  To the extent that the number of shares issued exceed the number that would otherwise have been convertible into pursuant to original conversion terms, the fair value of such excess will be recorded as a conversion premium expense based on the quoted trading price on the conversion dates.

In February 2008, the Company made a special offer to holders of warrants to purchase Company common stock to exchange all outstanding warrants into shares of Company common stock in a number of shares equal to 60% to 75% (depending on the warrant) of the number of warrant shares exchanged for no cash consideration.  Holders of approximately 124 million warrants accepted the offer and the Company will issue approximately 82 million shares of its common stock.

Additionally, subsequent to December 31, 2007, the Company entered into agreements with certain service providers that have provided services to the Company to issue shares of its common stock in satisfaction of amounts owed, and in connection with these agreements agreed to issue approximately 16 million shares of its common stock in satisfaction of approximately $754,000 owed.  Amounts owed of approximately $187,000 and $567,000 were included in accounts payable and accounts payable – related party, respectively, at December 31, 2007. The shares will be valued at approximately $829,000, based on the quoted trading price on the agreement dates, and the Company will record a a conversion premium expense of approximately $75,000.

Following is an unaudited summary pro forma illustration of the effects of the above described debt conversions, warrants for shares exchange and issuance of shares for services as of December 31, 2007 as if such conversions, warrants for shares exchange and shares for services had occurred as of that date (in thousands):

	Actual	Note Conversions	Shares for Warants	Shares for Services	Pro Forma
Total Liabilities	$21,270	$(12,700)	$-	$(754)	$7,816
Total stockholders’ equity (deficit)	(11,755)	12,700	-	754	1,699
Total	$9,515	$-	$-	$0	$9,515
Shares issued and issuable	198,101	243,000	82,000	19,000	542,101
Warrants issued and issuable	182,697	(39,000)	(124,000)	-	19,697

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned; thereunto duly authorized, in the City of San Francisco, State of California, on April 14, 2008.

Registrant

ECO2 PLASTICS, INC.

/s/ Rodney S. Rougelot
By: Rodney S. Rougelot
Director, Chief Executive Officer and
Interim Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Registrant and in the capacities indicated on April 14, 2008

/s/ William Whittaker
William Whittaker
Chairman

/s/ Gary M. DeLaurentiis
Gary M. De Laurentiis
Director and Chief Technology Officer

/s/ David M. Otto
David M. Otto
Director

/s/ Lawrence A. Krause
Lawrence A. Krause
Director

/s/ Ronald Domingue
Ronald Domingue
Director

                /s/ Roy A. Herberger
                Roy A. Herberger
                Director