Form 10-Q
period 2008-05-31
ECO2 PLASTICS INC
filed 2008-06-03
CIK 855372

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE
SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2008

Commission File Number: #033-31067

ECO2 PLASTICS, INC.
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

The number of shares of the Company's common stock issued and outstanding on April 24, 2008 is 547,391,245.

Indicate by check mark whether the registrant is a large accelerated filer [ ], an accelerated filer [ ], a non-accelerated filer [ ], or a smaller reporting company [X].

ECO2 PLASTICS, INC.
FORM 10-Q

PART I - FINANCIAL INFORMATION

Item 1.                      Financial Statements.

ECO2 Plastics, Inc.
Condensed Balance Sheets
(in thousands, except share and per share data)

	March 31,	December 31,
	2008	2007
	(unaudited)
Cash and cash equivalents	$63	$101
Accounts receivable, net of allowance of $48	491	581
Inventory	370	475
Prepaid expenses and other current assets	1	2
Total current assets	925	1,159
Property and equipment, net	7,591	7,864
Deferred debt issue costs, net	-	445
Other assets	47	47

Total assets	$8,563	$9,515

Current liabilities
Accounts payable	$2,963	$2,900
Accounts payable to related parties	89	692
Accrued liabilities	529	645
Accrued interest on notes payable
Due to related parties	255	846
Due to others	121	801
Notes payable, net of debt discount
Due to related parties, net of debt discount of $236 and $1,856	3,310	7,415
Due to others, net of debt discount of $468 and $2,558	2,719	5,910
Current portion of note payable to California Integrated Waste Management Board	203	200
Participation Certificates obligations issued prior to 2004	354	354
Total current liabilities	10,543	19,763
Note payable to California Integrated Waste Management Board, net of current portion	1,438	1,507
Total liabilities	11,981	21,270
Commitments and contingencies (Note 7)
Stockholders' deficit
Preferred stock, $0.001 par value, 500,000,000 shares authorized, none issued and outstanding	-	-
Common stock, $0.001 par value,1,500,000,000 shares authorized,
200,120,594 and 190,920,594 shares issued and outstanding	200	191
341,977,994 and 7,180,000 shares issuable	342	7
Additional paid-in capital	84,194	66,843
Deferred stock-based consulting	(20)	(24)
Accumulated deficit	(88,134)	(78,772)
Total stockholders' deficit	(3,418)	(11,755)

Total liabilities and stockholders' deficit	$8,563	$9,515

See accompanying notes to condensed financial statements.

ECO2 Plastics, Inc.
Condensed Statements of Operations
(in thousands, except per share data)
(unaudited)

	Three months ended March 31,
	2008	2007

Revenue	$1,510	$99
Cost of goods sold	1,593	174
Gross profit	(83)	(75)
Operating expenses
Plant operations and technology development	1,864	1,041
General and administrative, including share-based
payments expense of $450 and $1,157	1,314	2,285

Total operating expenses	3,178	3,326

Loss from operations	(3,261)	(3,401)
Other income (expense)
Interest expense, including amortization of debt discount
and debt issue costs of $2,261 and $3,081	(2,643)	(3,409)
Excess of fair value of common stock issued and issuable in exchange
for accounts payable, notes payable, accrued interest and warrants	(3,458)	-
Total other income (expense)	(6,101)	(3,409)

Loss before income taxes	(9,362)	(6,810)
Income taxes	-	-

Net loss	$(9,362)	$(6,810)

Net loss per share, basic and diluted	$(0.03)	$(0.05)

Weighted average shares used in computing
net loss per share, basic and diluted	306,167	131,232

See accompanying notes to condensed financial statements.

ECO2 Plastics, Inc.
Condensed Statement of Changes in Stockholders' Deficit
For the Three Months Ended March 31, 2008
(in thousands, except share data)
(unaudited)

			Common Stock		Additional	Deferred
	Common stock		Issuable		paid-in	stock-based	Accumulated
	Shares	Amount	Shares	Amount	capital	consulting	deficit	Total

Balance at December 31, 2007	190,920,594	$191	7,180,000	$7	$66,843	$(24)	$(78,772)	$(11,755)
Amortization of deferred stock-based consulting						4		4
Value of warrants issued with notes payable					540			540
Stock-based compensation expense					450			450
Shares issuable for payment of accounts payable			15,944,077	16	813			829
Shares vested for executive compensation	2,200,000	2			(2)			-
Shares issued and issuable in exchange for notes
payable, accrued interest and warrants			325,853,917	326	15,550			15,876
Issuance of shares previously recorded as issuable	7,000,000	7	(7,000,000)	(7)				-
Net loss							(9,362)	(9,362)
Balance at March 31, 2008	200,120,594	$200	341,977,994	$342	$84,194	$(20)	$(88,134)	$(3,418)

See accompanying notes to condensed financial statements.

ECO2 Plastics, Inc.
Condensed Statements of Cash Flows
(in thousands)
(unaudited)

	Three months ended March 31,
	2008	2007
Cash flows from operating activities:
Net loss	$(9,362)	$(6,810)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation and amortization	360	232
Excess of fair value of common stock issued and issuable in exchange
for accounts payable, notes payable, accrued interest and warrants	3,458	-
Stock-based compensation expense	454	1,157
Amortization of debt issue costs and discount	2,261	3,081
Expenses paid by issuance of notes payable		75
Changes in operating assets and liabilities:
Accounts receivable	90	(86)
Inventory	105	57
Prepaid expenses and other assets	1	33
Accounts payable	214	487
Accrued liabilities	315	101
Net cash used by operating activities	(2,104)	(1,673)
Cash flows from investing activities:
Purchase of property, plant & equipment	(87)	(1,237)
Net cash used by investing activities	(87)	(1,237)
Cash flows from financing activities:
Payments on CIWMB note payable	(67)	(64)
Proceeds from issuance of notes payable	2,220	3,002
Principal payments on capital lease obligations	-	(8)
Proceeds from exercise of warrants	-	2
Payments of debt issue costs	-	(108)
Net cash provided by financing activities	2,153	2,824
Net decrease in cash and cash equivalents	(38)	(86)
Cash and cash equivalents, beginning of period	101	97
Cash and cash equivalents, end of period	$63	$11
Supplemental disclosures of cash flow information:
Cash paid for interest	$18	$19
Cash paid for income taxes	$-	$-

Supplemental disclosures of non-cash investing and financing activities:
Debt discounts	$540	$2,075
Deferred debt issue costs	$-	$82
Common stock exchanges for notes payable, accrued interest and warrants	$12,492	$-
Common stock exchanged for accounts payable and accrued liabilities	$754	$123

See accompanying notes to condensed financial statements.

ECO2 Plastics, Inc.
Notes to Condensed Financial Statements
March 31, 2008
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

Basis of presentation and Going Concern - The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate the Company’s continuation as a going concern. Since inception, the Company has reported losses and operating activities have used cash, and it has a net working capital deficiency that raises substantial doubt about its ability to continue as a going concern. The Company reported a net loss of approximately $9.4 million for the three months ended March 31, 2008, and $32.6 million for the year ended December 31, 2007, and operating activities used cash of approximately $2.1 million during the three months ended March 31, 2008 and $7.2 million for the year ended December 31, 2007, and as of March 31, 2008, had a working capital deficit of $9.6 million and a stockholders’ deficit of $3.4 million, including accumulated losses from inception of $88.1 million.

Company management intends to raise additional debt and equity financing to fund future capital expenditures, operations and to provide additional working capital.  During the three months ended March 31, 2008, the Company has (i) received approximately $2.2 million from loans from new and existing investors, (ii) entered into agreements with holders of certain notes payable pursuant to which the Company issued (subsequent to March 31, shares were issuable as of March 31) approximately 243.9 million shares of Company common stock in consideration for conversion of all convertible notes payable of approximately $13.2 million together with related accrued interest of approximately $1.7 million and the surrender of outstanding warrants to purchase approximately 38.6 million shares of Company common stock, (iii) entered into agreements with related party and non-related party creditors providing for issuance of  approximately 15.9 million shares of Company common stock as payment for accounts payable or accrued amounts owed of $754,000, and (iv) entered into agreements with holders of warrants to purchase Company common stock pursuant to which the Company will issue 81.9 million shares of its common stock in exchange for the cancellation of warrants to purchase approximately 124.2 million shares.  The Company’s Board of Directors and Chief Executive Officer continue to be actively involved in discussions and negotiations regarding fund-raising activities with new and existing investors.  In this regard, subsequent to March 31, 2008, the Company has received approximately $2.5 million from loans from new and existing investors, and is actively engaged in negotiations with private equity firms to fund the Company’s remaining capitalization efforts. The focus of these efforts is to sufficiently capitalize the Company with a goal of paying down excessively late accounts payable balances, fund the development of the Company’s next generation liquid carbon dioxide processing equipment, provide adequate working capital necessary to move the Company to generating positive cash flow from operations, eliminate all short term debt obligations, which will result in a positive equity balance. There is no assurance that continued financing proceeds will be obtained in sufficient amounts necessary to meet the Company's needs. In view of these matters, continuation as a going concern is dependent upon the Company's ability to meet its financing requirements, raise additional capital, and the future success of its operations or completion of a successful business combination.

The accompanying financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that may result from the possible inability of the Company to continue as a going concern.

Interim financial statements - The accompanying unaudited condensed financial statements and related notes are presented in accordance with the rules and regulations of the Securities and Exchange Commission with regard to interim financial information. Accordingly, the condensed financial statements do not include all of the information and notes to financial statements required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation of the Company’s financial position, results of operations and cash flows for the interim periods presented have been included. Results of operations for the March 31, 2008 interim period are not necessarily indicative of the results to be expected for the entire fiscal year ending December 31, 2008 or for any other future interim period. The accompanying unaudited interim condensed consolidated financial statements should be read in conjunction with the audited annual financial statements included in the Company’s December 31, 2007 Annual Report on Form 10-KSB.

Significant accounting policies used in preparation of our financial statements are disclosed in the notes to our audited annual financial statements for the year ended December 31, 2007. A condensed summary of disclosures regarding certain of such policies are set forth below.

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

Revenue recognition - The Company recognizes revenue when there is persuasive evidence of an arrangement, the product has been delivered to the customer, the sales price is fixed or determinable, and collectability is reasonably assured. The Company recognizes revenues from sales of recycled products upon shipment to customers.  Amounts received in advance of when products are delivered are recorded as liabilities in the accompanying balance sheet.  Research or other types of grants from governmental agencies or private organizations are recognized as revenues if evidence of an arrangement exists, the amounts are determinable and collectability is reasonably assured with no further obligations or contingencies remaining.

Cost of goods sold – Cost of goods sold includes the cost of raw materials processed, and on occasion, write-downs for scrap and waste product.

Basic and diluted net loss per share - Basic net loss per common share is computed by dividing net loss by the weighted-average number of common shares outstanding during the period. Diluted net loss per common share is determined using the weighted-average number of common shares outstanding during the periods, adjusted for the dilutive effect of common stock equivalents, consisting of shares that might be issued upon exercise of common stock options, warrants or convertible promissory notes. In periods where losses are reported, the weighted-average number of common shares outstanding excludes common stock equivalents, because their inclusion would be anti-dilutive.  Computations of net loss per share for three months ended March 31, 2008, exclude 26,946,153 shares issuable upon exercise of outstanding warrants to purchase common stock. Computations of net loss per share for the three months ended March 31, 2007, exclude 133,955,179 shares relating to common stock issuable upon conversion of convertible notes payable, and 128,664,686 shares issuable upon exercise of outstanding and issuable warrants. These common stock equivalents could have the effect of decreasing diluted net income per share in future periods.

Reclassifications – Certain amounts in 2007 financial statements have been reclassified to conform to 2008 presentation.

Recent accounting pronouncements - In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements but does not require any new fair value measurements. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. In February 2008, the FASB adopted FASB Staff Position SFAS No. 157-2 – “Effective Date of FASB Statement No. 157” delaying the effective date of SFAS No. 157 for one year for all non financial assets and non financial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually).Adoption of SFAS 157 did not have a material impact on the Company’s results of operations, financial position or liquidity.

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS 159”), which is effective for fiscal years beginning after November 15, 2007.  It is expected that adoption of SFAS 159 will not have a material impact on the Company’s results of operations, financial position or liquidity.

In June 2007, the Emerging Issues Task Force of the FASB issued EITF Issue No. 07-3, Accounting for Nonrefundable Advance Payments for Goods or Services to be Used in Future Research and Development Activities, (“EITF 07-3”) which is effective for fiscal years beginning after December 15, 2007. EITF 07-3 requires that nonrefundable advance payments for future research and development activities be deferred and capitalized. Such amounts will be recognized as an expense as goods are delivered or services are performed. Adoption of EITF 07-3 did not have a material impact on the Company’s results of operations, financial position or liquidity.

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

In March 2008, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 161, Disclosures about Derivative Instruments and Hedging Activities – an amendment of SFAS No. 133. This statement changes the disclosure requirements for derivative instruments and hedging activities. SFAS No. 161 requires enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. SFAS No. 161 is effective for the Company’s interim period beginning January 1, 2009. The Company is currently evaluating the impact of implementation of SFAS No. 161 on its financial position, results of operations and cash flows.

Note 2.                      Inventories

Inventories at March 31, 2008, consist of the following (in thousands):

Raw materials	$233
Work-in-process	11
Finished goods	126
Total	$370

Note 3.  Concentrations and Major Customers

Technology License - The Company’s business is reliant on its licensing of technology from Honeywell.  Pursuant to terms of a license agreement entered into by the Company and Honeywell, as amended, the Company obtained an exclusive, nontransferable, worldwide license rights for the life of the underlying patent to practice the methods and to make, use, and sell the products and/or services and to certain sublicense rights, which are covered by the proprietary rights, limited to the field of use of separating and recovering motor oil from high density polyethylene plastic. Under this agreement, the Company is required to pay royalties at a rate of $0.005 per pound of recycled plastics sold, with minimum annual royalties of $100,000 for 2007, $200,000 for 2008 and $300,000 for 2009 and for years thereafter.  Honeywell may terminate this agreement in the event of, among other things, the nationalization of the industry which encompasses any products or services, any suspension of payments under the terms of the agreement by government regulation, a substantial change in ownership of the Company (whether resulting from merger, acquisition, consolidation or otherwise), another company or person acquiring control of the Company, or the existence of a state of war between the United States and any country where the Company has a license to manufacture products or provide services.

Major Customers - During the three months ended March 31, 2008, the Company had revenues of over 10% of total revenue from individual customers and related accounts receivable over 10% of total accounts receivable at March  31, 2008 as follows (“*” means < 10%):
    Revenues                                           Accounts Receivable
Customer 1                                        48%                                                      22%
Customer 2                                        20%                                                        *
Customer 3                                        13%                                                      40%

Amounts in the comparative 2007 interim period were insignificant.

Note 4.  Notes Payable

Convertible promissory notes – During the three months ended March 31, 2008, the Company issued approximately 243.9 million shares of its common stock in exchange for full satisfaction of all outstanding convertible notes payable, which approximated $13.2 million and related accrued interest of approximately $1.7 million, and the return of outstanding warrants to purchase approximately 38.6 million shares of Company common stock having an exercise price of $0.06 per share and expiring in April 2015, which such warrants were acquired when the notes were issued.  The total number of shares issued was in excess of what would have been received had the notes been converted according to original terms.  The Company has accounted for this transaction pursuant to Statement of Financial Accounting Standards No. 84 “Induced Conversions of Convertible Debt—an amendment of APB Opinion No. 26 “, and accordingly, the excess of fair value of consideration issued by the Company over the fair value of what would have been received has been recorded as a loss of approximately $2.8 million.  The remaining unamortized debt discount and deferred debt issue costs of approximately $2.2 million and $198,000, respectively, were written off with the offset decreasing additional paid-in capital.

Director Notes – During 2007, the Company received cash proceeds of approximately $2.7 million from various members of the Company’s Board of Directors (the “Director Notes”).  In accordance with the Director Notes, each lender received a promissory note with an interest rate of 15% per annum (the “Note”).  All or any portion of the Note, any accrued interest thereon and all other sums due under the Note, is due and payable on demand within 90 days of the Note.  In connection with these notes, lenders received common stock purchase warrants to purchase 22,657,000 shares of Company common stock with an exercise price of $0.06 per share that expire in April 2015.  The shares underlying the warrants are subject to piggy back registration rights.  The exercise price of the warrants is subject to anti-dilution downward adjustments in the event the Company sells common stock at a price below the exercise price.  Debt discount relating to the value of warrants issued of approximately $2.7 million was recorded and amortized to interest expense during the third and fourth quarters of 2007.  The fair value of warrants was computed using a Black-Scholes option pricing model with the following assumptions: expected term of 7.8 years (based on the contractual term), volatility of approximately 180% (based on historical volatility), zero dividends and interest rate of approximately 4.6%.

Short-term Notes - During 2007, the Company received cash proceeds of approximately $2.2 million from new and existing investors and issued to each lender a promissory note with an interest rate of 15% per annum, due and payable on demand within 180 days (the “Short-Term Notes”), and warrants to purchase approximately 15 million shares of Company common stock with an exercise price of $0.06 per share that expire in April 2015.  During the three months ended March 31, 2008, the Company received cash of approximately $1.9 million and issued Short-Term Notes and warrants to purchase approximately 9.2 million shares of Company common stock with an exercise price of $0.06 per share that expire in April 2015.   The shares underlying the warrants are subject to piggy back registration rights.  The exercise price of the warrants is subject to anti-dilution downward adjustments in the event the Company sells common stock at a price below the exercise price.  Debt discount relating to the value of warrants issued in 2007 of approximately $1.1 million was recorded, of which approximately $270,000 was amortized to interest expense in 2007, $568,000 during the three months ended March 31, 2008, with the remainder to be amortized to interest expense in 2008. Debt discount relating to the value of warrants issued in 2008 of approximately $539,000 was recorded, of which approximately $135,000 was amortized to interest expense during the three months ended March 31, 2008, with the remainder to be amortized to interest expense in 2008.  The fair value of warrants was computed using a Black-Scholes option pricing model with the following assumptions: expected term of approximately 7.7 years (based on the contractual term), volatility of approximately 166% - 180% (based on historical volatility), zero dividends and interest rate of approximately 4.6%.

In January 2008, the Company received $300,000 cash from a new investor and issued a $300,000 promissory note bearing interest at 15% and due in sixty days.  In May 2008, the note and related accrued interest was paid in full.

Notes payable and related unamortized debt discount at March 31, 2008, all of which are classified as current liabilities, consist of the following (in thousands):

	Notes	Unamortized Debt discount	Notes, net of debt discount	Accrued interest
Director Notes	$2,851	$-	$2,851	$242
Short-term Notes	3,582	(704)	2,478	125
Other notes	300	-	300	9
Total	$6,733	$(704)	$6,029	$376

Amounts due related parties and others are presented separately on the accompanying balance sheet as follows (in thousands):

Due to related parties	$3,546	$(236)	$3,310	$255
Due to others	3,187	(468)	2,719	121
Total	$6,733	$(704)	$6,029	$376

Note 5. Common Stock and Stock Warrants

Authorized Shares - The Articles of Incorporation authorize a maximum of 1,500,000,000 shares of $0.001 par value common stock and 500,000,000 shares of $0.001 par value preferred stock. Each share of common stock is entitled to one voting right, the right to share in earnings and the right to share in assets upon liquidation.

Common Stock Issued Upon Induced Conversion of Debt and Exchange of Warrants - During the three months ended March 31, 2008, the Company issued approximately 243.9 million shares of its common stock in exchange for full satisfaction of all outstanding convertible notes payable, which approximated $13.2 million and related accrued interest of approximately $1.7 million, and the return of outstanding warrants to purchase approximately 38.6 million shares of Company common stock having an exercise price of $0.06 per share and expiring in April 2015, which such warrants were acquired when the notes were issued.

During the three months ended March 31, 2008, the Company made a special offer to holders of warrants to purchase Company common to exchange all outstanding warrants into shares of Company common stock in a number of shares equal to 60% to 75% (depending on the warrant) of the number of warrant shares exchanged.  Holders of approximately 124.2 million warrants accepted the offer and the Company will issue approximately 81.9 million shares of its common stock.

Common Stock Issued in Exchange for Accounts Payable and Accrued Liabilities - During the three months ended March 31, 2008, the Company entered into agreements with certain vendors that have provided services to the Company to issue shares of its common stock in satisfaction of amounts owed, and in connection with these agreements agreed to issue approximately 15.9 million shares of its common stock in satisfaction of approximately $754,000 owed, which included approximately 12.0 million shares issued in exchange for $567,000 included in accounts payable – related party at December 31, 2007.  The shares were valued at $829,000 based on the quoted trading price on the agreement dates, resulting in a loss on payment of approximately $75,000.

Common Stock Issued for Services - During 2006, the Company entered into an employment agreement with an individual to serve as its Chief Executive Officer and a Director, pursuant to which, among other things, the executive received 44,000,000 shares of Company common stock, of which 26,400,000 were fully vested, and of which 11,000,000 shares vested in 2007, and the remaining vest at approximately 733,000 shares per month through September 2008.  The total value of the shares based on the grant date quoted trading price of the Company’s common stock was approximately $5.7 million.  The Company recognized stock-based compensation expense of approximately $1.4 million and $3.9 million in 2007 and 2006, respectively, and as of December 31, 2007, there was approximately $405,000 of unrecognized compensation expense related to unvested stock, which is expected to be recognized as expense in 2008.  During the three months ended March 31, 2008, the Company recognized expense of approximately $143,000.

In February 2007, the Company entered into an employment agreement with an individual to serve as its Vice President of Sales & Marketing, pursuant to which, among other things, the executive received 4.4 million shares of Company common stock, 1.1 million of which were fully-vested and the remainder vesting evenly over the next three years, and is entitled to receive warrants to purchase 1.1 million shares of Company common stock at $0.30 per share on the one year anniversary of the employment agreement and warrants to purchase 1.1 million shares of Company common stock at $0.40 per share on the second year anniversary.  The warrants have a four-year term and vest ratably over 3 years.  The shares are valued at approximately $1.1 million based on the quoted trading price of $0.25 on the effective date and the warrants are valued at approximately $511,000 computed using a Black-Scholes option pricing model with the following assumptions: contractual terms of 4 and 10 years, volatility of 184% (based on historical volatility over the term), zero dividends and interest rate of 4.5%.  In connection with this agreement, the Company recorded compensation expense for fully-vested shares and for a portion of the unvested shares amortized on a straight-line basis over the vesting periods.  The Company recorded compensation expense of approximately $792,000 during 2007.  As of December 31, 2007, there was approximately $820,000 of unrecognized compensation expense related to unvested stock and warrants, which is expected to be recognized as expense of approximately $620,000 in 2008 and $185,000 in 2009, and $15,000 in 2010.  The Company recognized approximately $132,000 during the three months ended March 31, 2008.

During 2007, the Company issued 5,070,411 shares of Company common stock to various non-employee service providers and has recorded the fair value of shares issued based on the closing market price of stock on the respective measurement dates of approximately $899,000 as an increase in additional paid-in capital.  Stock-based compensation expense is recognized over the requisite service periods, all of which, except one relating to rent, expired in 2007.  At March 31, 2008, unrecognized expense of $20,000 is recorded as deferred stock-based consulting, a component of stockholders’ deficit, which is expected to be recognized as expense in years 2008 - 2010.

Common Stock Issuable for Services - Pursuant to terms of a mutual settlement and release agreement, in early 2008, among other things, the Company issued 5,000,000 shares of its common stock to a former executive, and the former executive returned to the Company for cancellation all previously issued warrants, which include vested warrants to purchase approximately 17 million shares and forfeited all rights to acquire additional shares under the employment agreement.  The Company recorded the 5,000,000 shares issuable, net of the approximately $101,000 fair value of warrants surrendered, as compensation expense of approximately $249,000 during 2007, based on the $0.07quoted trading price of the Company’s common stock and black-scholes fair value computations at year-end, when it was determined that it was more likely than not that such an arrangement would be agreed to.

Stock Warrants issued for services – During 2007, the Company issued warrants to a new employee to purchase 2,000,000 shares of its common stock at an exercise price of $0.0975 with a ten year term and recorded compensation expense of approximately $204,000 based on the fair value as determined utilizing the Black-Scholes valuation model. The closing stock price at the issuance date was $0.19 per share.  As of December 31, 2007, there was approximately $176,000 of unrecognized compensation expense related to unvested warrants.  During the three months ended March 31, 2008, the employee left the Company and was allowed to retain the warrants on a fully-vested basis and the Company recorded the remaining $176,000 as expense.

The intrinsic value of stock warrants is calculated by aggregating the difference between the closing market price of the Company’s common stock at the reporting period end and the exercise price of stock warrants which have an exercise price less than that market price.

The following summarizes activity for stock warrants issued to lenders for borrowings, all of which are exercisable:

	Outstanding	Weighted average exercise price	Weighted average remaining contractual life in years	Aggregate intrinsic value (in thousands)
Balance at December 31, 2007	123,406,817	$0.09	6.2	$962
Issued	10,840,991	0.06
Exchanged	(129,691,141)
Balance at March 31, 2008	4,456,667	$0.06	6	$3

The following summarizes activity for stock warrants issued to consultants for services, all of which are exercisable:

	Outstanding	Weighted average exercise price	Weighted average remaining contractual life in years	Aggregate intrinsic value (in thousands)
Balance at December 31, 2007	31,715,179	$0.08	5.6	$220
Exchanged	(9,328,693)	0.10
Balance at March 31, 2008	22,389,486	$0.07	6.1	$-

The following summarizes activity for stock warrants issued to employees:

	Outstanding	Weighted average exercise price	Weighted average remaining contractual life in years	Aggregate intrinsic value (in thousands)
Balance at December 31, 2007	27,575,00	$0.09	5.6	$151
Exchanged	(23,825,000)	0.08
Forfeited	(3,750,000)	0.11
Balance at March 31, 2008	-	$-	-	$-

The following summarizes activity for all stock warrants:

	Outstanding	Weighted average exercise price	Weighted average remaining contractual life in years	Aggregate intrinsic value (in thousands)
Balance at December 31, 2007	182,696,996	$0.09	6.1	$1,333
Issued	10,840,991	0.06
Exchanged	(162,841,344)
Forfeited/Expired/Cancelled	(3,750,000)	0.10
Balance at March 31, 2008	26,946,153	$0.07	6.1	$3

Additional information regarding all warrants outstanding as of March 31, 2008, is as follows:

Range of exercise prices	Shares	Weighted average remaining life	Weighted average exercise price
$0.001	60,000	3.5 years	$0.001
$0.05	1,100,000	2.3 years	0.05
$0.06	20,538,153	6.7 years	0.06
$0.12 - $0.23	5,248,000	4.6 years	0.12
Total	26,946,153	6.1 years	$0.09

Note 6.   Related Party Transactions

As summarized in Note 4 Notes Payable, certain of the Company’s Directors and family members are holders of the Company’s notes payable in the aggregate amount of approximately $3.5 million at March 31, 2008.

Pursuant to an agreement for legal services with The Otto Law Group, PLLC (“OLG”), a law firm, the managing partner of which is one of the Company’s Directors, the Company incurs legal fees for services provided.  During the three months ended March 31, 2008 and 2007, the Company incurred legal fee services from the firm of approximately $69,000 and $154,000, respectively.   Accounts payable of approximately $19,000 due to OLG for legal services are included in accounts payable to related parties in the accompanying balance sheet. In March 2008, the Company issued approximately 12.0 million shares of its common stock in exchange for satisfaction of accounts payable to the firm of approximately $567,000.

Included in accounts payable to related parties at March 31, 2008 is approximately $70,000 due to certain of the Company’s officers, primarily relating to expense reimbursements owed.

Note 7.  Commitments and Contingencies

Legal proceeding – The Company is subject to various lawsuits and other claims in the normal course of business.  The Company establishes accruals for specific liabilities in connection with legal actions deemed to be probable and reasonably estimable.  No material amounts have been accrued as of March 31, 2008 in these accompanying financial statements with respect to any legal matters. Company management does not expect that the ultimate resolution of pending legal matters in future periods, including the matter described below will have a material effect on the Company’s financial condition or results of operations.

In October 2007, a former vendor filed a claim against the Company and its former Chief Executive Officer, now Chief Technology Officer, who is also one of the Company’s directors, in Tuolumne County Superior Court in the state of California.  The claim alleges breach of contract and that the plaintiff is due fees for services provided in excess of $68,000, of which $7,500 is alleged to be due from the Company.   Initial results of non-binding arbitration have been found in the Company’s favor.

Note 8.  Subsequent Events

Subsequent to March 31, 2008, the Company has received proceeds of approximately $2.5 million from the issuance of short-term notes payable and shares of its preferred stock.

In April 2008, ECO2’s board of directors and the holders of a majority of the outstanding shares of common stock of the Company, approved an amendment of the Company’s Certificate of Incorporation, as amended, to change the number of authorized shares to Two Billion shares of all classes of capital stock (the “Authorized Amount”).  Of the Authorized Amount, One Billion Five Hundred Million (1,500,000,000) shares shall be classified as common stock, and Five Hundred Million Shares (500,000,000) shares shall be classified as preferred stock.  Such newly authorized shares are disclosed on the accompanying condensed balance sheet.  On June 2, 2008, the Company received notice from the state of Delaware confirming the effectiveness of the Amendment.

Item 2.   Management’s discussion and analysis or plan of operations

FORWARD LOOKING STATEMENTS CAUTIONARY
This Item 2 and the March 31, 2008 Quarterly Report on Form 10-Q may contain "forward-looking statements." In some cases, you can identify forward-looking statements by terminology such as "may," "will," "should," "could," "expects," "plans," "intends," "anticipates," "believes," "estimates," "predicts," "potential" or "continue" or the negative of such terms and other comparable terminology. These forward-looking statements include, without limitation, statements about our market opportunity, our strategies, competition, expected activities and expenditures as we pursue our business plan, and the adequacy of our available cash resources. Although we believe that the expectations reflected in any forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Actual results may differ materially from the predictions discussed in these forward-looking statements. Changes in the circumstances upon which we base our predictions and/or forward-looking statements could materially affect our actual results. Additional factors that could materially affect these forward-looking statements and/or predictions include, among other things: (1) our limited operating history; (2) our ability to pay down existing debt; (3) our ability to retain the professional advisors necessary to guide us through our corporate restructuring; (4) the risks inherent in the investigation, involvement and acquisition of a new business opportunity; (5) unforeseen costs and expenses; (6) potential litigation with our shareholders, creditors and/or former or current investors; (7) the Company's ability to comply with federal, state and local government regulations; and (8) other factors over which we have little or no control.

We do not undertake any obligation to publicly update any forward-looking statement, whether as a result of new information, future events, or otherwise, except as required by law. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause our actual results or achievements to be materially different from any future results or achievements expressed or implied by such forward-looking statements. Such factors include the factors described in our audited financial statements and elsewhere in the Company’s December 31, 2007 Annual Report on Form 10-KSB.

Further, in connection with, and because we desire to take advantage of, the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995, we caution readers regarding certain forward looking statements in the following discussion and elsewhere in this report and in any other statement made by, or on our behalf, whether or not in future filings with the Securities and Exchange Commission. Forward looking statements are statements not based on historical information and which relate to future operations, strategies, financial results or other developments. Forward looking statements are necessarily based upon estimates and assumptions that are inherently subject to significant business, economic and competitive uncertainties and contingencies, many of which are beyond our control and many of which, with respect to future business decisions, are subject to change. These uncertainties and contingencies can affect actual results and could cause actual results to differ materially from those expressed in any forward looking statements made by, or on our behalf.

The following should be read in conjunction with the annual audited Company’s financial statements included in our December 31, 2007 Annual Report on Form 10-KSB (the “Annual Report”).

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

Liquidity and Capital Resources - At March 31, 2008, we had a working capital deficit of approximately $9.6 million, compared to a working capital deficit of $18.6 million at December 31, 2007.  At March 31, 2008, we had a total stockholders’ deficit of approximately $3.4 million compared with a total stockholder's deficit of approximately $11.8 million at December 31, 2007.  At March 31, 2008, the Company does not have sufficient cash to meet its needs for the next twelve months.

The Company has incurred recurring losses from operations and has a net working capital deficiency and net capital deficiency that raises substantial doubt about its ability to continue as a going concern. The Report of Independent Registered Public Accounting Firm included in the Company’s December 31, 2007 Annual Report stated that these conditions, among others, raise substantial doubt about the Company’s ability to continue as a going concern. Historically, our cash needs have been met primarily through proceeds from private placements of our equity securities and debt instruments including debt instruments convertible into our equity securities. Company management intends to raise additional cash to fund future operations and to provide additional working capital. However, there is no assurance that such financing will be obtained.  We expect to continue to raise capital in the future, but cannot guarantee that such financing activities will be sufficient to fund our current and future projects and our ability to meet our cash and working capital needs.

The Company’s Board of Directors and Chief Executive Officer continue to be actively involved in discussions and negotiations with creditors and holders of Company notes payable regarding conversion of amounts owed and warrants into shares of Company common stock, and in continued fund-raising activities with new and existing investors with respect to raising additional cash. During the three months ended March 31, 2008:

•	The Company received cash of approximately $2.2 million pursuant to issuance of short-term notes payable to new and existing investors;
•
Holders of all convertible notes payable outstanding having a total principal amount outstanding of approximately $13.2 million, together with accrued interest of approximately $1.7 million, converted such notes and returned to the Company warrants to purchase approximately 38.6 million shares of common stock  at $0.06 per share and in exchange received approximately 243.9 million shares of the Company’s common stock;

•
Pursuant to terms of a special offer made to all holders of warrants to purchase common stock, approximately 124.2 million warrants were exchanged  for approximately 81.9 million shares of Company common stock; and

•
The Company entered into agreements with certain service providers pursuant to which the Company will issue approximately 15.9 million shares of its common stock as payment for amounts owed for services of approximately $754,000.

Subsequent to March 31, 2008, the Company has received proceeds of approximately $2.5 million from the issuance of debt and equity securities.  The focus of these efforts is to sufficiently capitalize the Company with a goal of paying down excessively late accounts payable balances, fund the development of the Company’s next generation liquid carbon dioxide processing equipment, provide adequate working capital necessary to move the Company to generating positive cash flow from operations, eliminate all short term debt obligations, which will result in a positive equity balance.

Results of Operations - Revenues were approximately $1.5 million during the three months ended March 31, 2008 as compared to $99,000 during the comparative prior year period. Revenues decreased from approximately $2.4 million during the immediately preceding quarter, which was due primarily to decreased production volumes resulting from making process changes as well as selling recycled products at earlier stages of recycling, which results in lower sales price.  Revenues are expected to increase in future periods.

The Company derives its revenues from certain major customers.  The loss of major customers could create a significant financial hardship for the Company.  During the three months ended March 31, 2008, revenues from three customers represented approximately 81% of total revenues.

Cost of goods sold consists of the cost of raw materials processed and was approximately $1.6 million during the three months ended March 31, 2008 as compared to $174,000 during the comparative 2006 period. There was a gross profit deficit of $83,000 for the three months ended March 31, 2008 as compared to a gross profit deficit of $75,000 in the comparative prior year period, and a gross profit of $3,000 during the immediately preceding quarter.  The plant has begun ramping towards full-scale operation and as a result, significant volumes of inventory are consumed for quality testing during these periods. Most of the tested material is shipped out of the plant at prices significantly lower than market standard, which resulted in relatively low gross margins. Additionally, costs of goods sold include write-downs for scrap and waste.  Gross profit is expected to increase in future periods.

Plant operations and technology development expenses increased to $1.9 million for the three months ended March 31, 2008 as compared to $1.0 million for the comparative prior year period.  As the Company ramps up the Riverbank Plant, operating expenses are increasing commensurate with the increase in operating activity, comprised primarily of payroll and related, utilities, occupancy, supplies, and repairs and maintenance expenses.  Payroll and related costs approximated $711,000 in during the three months ended March 31, 2008 as compared to $346,000 during the comparative prior year period, and depreciation expense approximated $360,000 in 2008 as compared to $209,000 in the prior year period.  Other plant operating expenses approximated $793,000 during the three months ended March 31, 2008 as compared to $487,000 during the comparative prior year period.  These expenses are expected to continue to increase in future periods.  As production increases to closer to capacity volumes, certain plant operations expenses will be included in cost of goods sold.

General and administrative expenses decreased to $1.1 million for the three months ended March 31, 2008 as compared to $2.3 million for the comparative prior year period.  Payroll and related costs approximated $860,000 during the three months ended March 31, 2008 as compared to $1.6 million in the comparative prior year period.  The decrease in 2008 payroll and related was primarily due to higher non-cash stock-based compensation in the three months ended March 31, 2007 of $1.2 million as compared to $450,000 during the comparative 2008 period relating to employment agreements equity awards with certain executive officers and related recruiter fees payable in equity securities.  Consulting and legal fees expenses approximated $119,000 during the three months ended March 31, 2008 as compared to $313,000 during the comparative prior year period.   The decrease in consulting and legal fees was primarily due to having fewer consulting contracts in 2008 as compared to the prior year.

The Company recorded interest expense of approximately $2.6 million for the three months ended March 31, 2008 as compared to $3.4 million during the prior year period.  Interest expense includes amortization of debt issue costs and debt discount of approximately $2.3 million in 2008 and $3.1 million during the prior year period.  The decrease in interest expense for 2008 as compared to the prior year was due to higher average borrowings during 2007 due to conversions of debt later in 2007 and during the 2008 period.

The Company’s net loss increased approximately $2.6 million to $9.4 million for the three months ended March 31, 2008 from $6.8 million for the comparative prior year period, due primarily to the $3.5 million loss recorded representing the excess of fair value of common stock issued and issuable in exchange for accounts payable, notes payable, accrued interest and warrants.

Inflation - Although our operations are influenced by general economic conditions, we do not believe that inflation had a material effect on our results of operations.

Cash Provided (Used) by Operating, Investing and Financing Activities - During the three months ended March 31, 2008 cash used by operating activities increased to approximately $2.1 million from $1.7 million during the comparative prior year period, due primarily to the increase in net loss before depreciation and amortization, stock-based compensation, amortization of debt issue costs and discount and excess of fair value of common stock issued, which is approximately $2.8 million in the 2008 period as compared to $2.3 million during the prior year period.

During the three months ended March 31, 2008, cash used by investing activities decreased to $87,000 relating to capital expenditures on the recycling plant as compared to $1.2 million during the prior year period, since the plant is substantially complete.  Expenditures have been primarily related to additional capacity and process improvements.

During the three months ended March 31, 2008, cash provided by financing activities was approximately $2.1 million as compared to $2.8 million during the comparative prior year period. During 2008, the Company received cash of approximately $2.2 million pursuant to issuance of short-term notes payable to new and existing investors    During the 2007 period, the Company received proceeds of approximately $3.0 million (including approximately $1.2 million receivable for cash in escrow for securities sold in 2006) from sales of private placement units comprised of convertible promissory notes and warrants.

Critical Accounting Policies and Estimates  –  The preparation of financial statements included in this Quarterly Report requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  On an on-going basis, management evaluates its estimates and judgments. Management bases its estimates and judgments on historical experiences and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources.  Actual results may differ from these estimates under different assumptions or conditions.  The more significant accounting estimates inherent in the preparation of the Company's financial statements include estimates as to the depreciable lives of property and equipment, valuation of equity related instruments issued, and the valuation allowance for deferred income tax assets. Our accounting policies are described in the notes to financial statements included in this Annual Report. The more critical accounting policies are as described below.

Going concern presentation - The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. The Company has incurred recurring losses from operations and has a net working capital deficiency and net capital deficiency that raises substantial doubt about its ability to continue as a going concern. The Report of Independent Registered Public Accounting Firm included in the Company’s Annual Report on Form 10-KSB stated that these conditions, among others, raise substantial doubt about the Company’s ability to continue as a going concern. Company management intends to raise additional financing to fund future operations and to provide additional working capital. However, there is no assurance that such financing will be obtained in sufficient amounts necessary to meet the Company’s needs. The accompanying financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that may result from the outcome of this uncertainty.

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

In April 2007 the Company was granted $84,000 for research from a private consortium.  The Company will receive payments based on achievement of milestones as defined in the grant.  No payments were received and no revenues were recognized in 2007 as the milestones were not yet met.  In 2008 certain milestones were met and the Company recognized approximately $67,000 of revenue.

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

Recent accounting pronouncements - In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements but does not require any new fair value measurements. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. In February 2008, the FASB adopted FASB Staff Position SFAS No. 157-2 – “Effective Date of FASB Statement No. 157” delaying the effective date of SFAS No. 157 for one year for all non financial assets and non financial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually).Adoption of SFAS 157 did not have a material impact on the Company’s results of operations, financial position or liquidity.

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS 159”).  SFAS 159 is effective for fiscal years beginning after November 15, 2007.  It is expected that adoption of SFAS 159 will not have a material impact on the Company’s results of operations, financial position or liquidity.

In June 2007, the Emerging Issues Task Force of the FASB issued EITF Issue No. 07-3, Accounting for Nonrefundable Advance Payments for Goods or Services to be Used in Future Research and Development Activities, (“EITF 07-3”) which is effective for fiscal years beginning after December 15, 2007. EITF 07-3 requires that nonrefundable advance payments for future research and development activities be deferred and capitalized. Such amounts will be recognized as an expense as the goods are delivered or the related services are performed. Adoption of EITF 07-3 did not have a material impact on the Company’s results of operations, financial position or liquidity.

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

In March 2008, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 161, Disclosures about Derivative Instruments and Hedging Activities – an amendment of SFAS No. 133. This statement changes the disclosure requirements for derivative instruments and hedging activities. SFAS No. 161 requires the Company to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. SFAS No. 161 is effective for the Company’s interim period beginning January 1, 2009. The Company is currently evaluating the impact of the implementation of SFAS No. 161 on its financial position, results of operations and cash flows.

Contractual Obligations and Off-Balance Sheet Arrangements - Regarding Off-Balance Sheet Arrangements, the Company has not entered into any other financial guarantees or other commitments to guarantee the payment obligations of any third parties, nor entered into any derivative contracts that are indexed to Company shares and classified as shareholder’s equity or that are not reflected in the Company’s financial statements. Furthermore, the Company does not have any retained or contingent interest in assets transferred to an unconsolidated entity that serves as credit, liquidity or market risk support to such entity.  The Company does not have any variable interest in any unconsolidated entity that provides financing, liquidity, market risk or credit support to the Company or engages in leasing, hedging or research and development services with the Company.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

We do not use derivative financial instruments. Our financial instruments consist of cash and cash equivalents, trade accounts receivable, accounts payable and short and long-term borrowing obligations. Investments in highly liquid instruments purchased with a remaining maturity of 90 days or less at the date of purchase are considered to be cash equivalents.

Our exposure to market risk for changes in interest rates relates primarily to our cash and cash equivalents and short and long-term obligations, all of which have fixed interest rates. Thus, fluctuations in interest rates would not have a material impact on the fair value of these securities.  Based on our cash and cash equivalents balances at March 31, 2008, a 100 basis point increase or decrease in interest rates would result in an immaterial increase or decrease in interest income on an annual basis.

Item 4.  Controls and Procedures

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

In order to evaluate the effectiveness of our internal control over financial reporting as of December 31, 2007, as required by Sections 404 of the Sarbanes-Oxley Act of 2002, our management commenced an assessment, based on the criteria set forth in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the "COSO Framework"). A material weakness is a control deficiency, or a combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. In assessing the effectiveness of our internal control over financial reporting, our management, including the chief executive officer and interim chief financial officer, could not conclude that our internal controls and procedures were sufficient to ensure that we maintained appropriate internal control over financial reporting at December 31, 2007, as while we considered the criteria established in the COSO Framework, we did not perform a complete assessment as outlined in Commission Guidance Regarding Management’s Report on Internal Control Over Financial Reporting Under Section 13(a) or 15(d) of the Exchange Act. In summary, the Company did not conduct sufficient testing of internal controls in 2007 to satisfy COSO requirements. As a result, we have put an implementation plan in place whereby in 2008 sufficient testing to satisfy COSO requirements will be performed. The absence of the ability to conclude as to the sufficiency of internal controls, is a material weakness.

Despite the insufficient testing, we believe that our financial statements contained in our Annual Report on Form 10-KSB filed with the SEC fairly present our financial position, results of operations and cash flows for the fiscal year ended December 31, 2007 in all material respects. Our Annual Report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. Our internal controls were not subject to attestation by our independent registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management’s report in this annual report.

 Our management, with the participation of our Chief Executive Officer and Interim Chief Financial Officer, assessed the effectiveness of the Company’s disclosure controls and procedures (as defined in the rules and regulations of the SEC under the Exchange Act) as of March 31, 2008 (the “Evaluation Date”).   For those reasons noted above with respect to the assessment of control effectiveness at December 31, 2007, Management determined that its controls were ineffective, and accordingly, has concluded that the Company’s disclosure controls over financial reporting were not effective as of the Evaluation Date.

(b) Changes in internal control over financial reporting.

We are assessing the effectiveness of our internal controls over financial reporting on an account by account basis as a part of our on-going accounting and financial reporting review process in order to comply with Section 404 of the Sarbanes-Oxley Act of 2002, which requires our management to assess the effectiveness of our existing internal controls.  This effort includes documenting, evaluating the design of and testing the effectiveness of our internal controls over financial reporting.  We intend to continue to refine and improve our internal controls on an ongoing basis.  During this process, we may identify items for review or deficiencies in our system of internal controls over financial reporting that may require strengthening or remediation.

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

Item 1A.  Risk Factors

Risks Related to Our Business

We have had losses since our inception. We expect losses to continue in the future and there is a risk we may never become profitable.

We have incurred losses and experienced negative operating cash flow since inception. We expect to continue to incur significant operating expenses as we maintain the Systems and implement our business plan. Our operating expenses have been and are expected to continue to outpace revenues and result in significant losses in the near term.

Salberg & Company, P.A., independent registered public accountanting firm, have expressed doubt about our ability to continue as a going concern, which may hinder our ability to obtain future financing.

Salberg & Company, P.A., in its report of independent registered public accounting firm for the years ended December 31, 2007 and 2006, has expressed “substantial doubt” as to our ability to continue as a going concern based on significant operating losses that we incurred. Our financial statements do not include any adjustments that might result from the outcome of that uncertainty. As a result of the going concern qualification, we may find it much more difficult to obtain financing in the future, if required. Further, any financing we do obtain may be on less favorable terms.

We have few proprietary rights, the lack of which may make it easier for our competitors to compete against us.

The exclusive Patent License Agreement being granted to the Company, as amended (the “License Agreement”) for our technology with Honeywell FM&T for the system is for the life of the patent, or until terminated by Honeywell FM&T in the event of (i) the bankruptcy of the Company; (ii) an assignment for the benefit of creditors of the Company, (iii) the nationalization of the industry which encompasses any of the products and/or services, limited only within the nationalizing country; (iv) any suspension of payments hereunder by governmental regulation, (v)  the Company’s failure to commercialize the licensed technology under this License Agreement; (vi) or the existence of a state of war between the United States of America and any country where the Company has a License to manufacture products and/or services.

We are dependent upon H. Muehlstein to sell our products.  Their failure to sell, market and distribute our systems could cause us to lose revenue and harm our competitive position.

We have a three-year agreement with H. Muehlstein & Co., Inc., pursuant to which H. Muehlstein will act as the Company’s exclusive agent for the purchase and sale annually of up to 60 million pounds of the Company’s PET flake and post-consumer HDPE natural flake and pellets in the United States and Canada.  If, through Muehlstein, we are unable to establish and maintain significant sales, marketing and distribution efforts, we could lose revenue and our business, financial condition and results of operations may be materially adversely affected.  Further, if for some reason the agreement with H. Muehlstein was terminated, our otherwise limited sales, marketing and distribution expertise and capabilities could result in, our business, financial condition and results of operations being materially adversely affected.

If we are unable to manage our growth, our growth prospects may be limited and our future profitability may be adversely affected.

We intend to expand our sales and marketing programs and our manufacturing capability. Rapid expansion may strain our managerial, financial and other resources. If we are unable to manage our growth, our business, operating results and financial condition could be adversely affected. Our systems, procedures, controls and management resources also may not be adequate to support our future operations. We will need to continually improve our operational, financial and other internal systems to manage our growth effectively, and any failure to do so may lead to inefficiencies and redundancies, and result in reduced growth prospects and profitability.

We are subject to intellectual property infringement claims, which may cause us to incur litigation costs and divert management attention from our business.

Any intellectual property infringement claims against us, with or without merit, could be costly and time-consuming to defend and divert our management’s attention from our business. If our products were found to infringe a third party’s proprietary rights, we could be required to enter into royalty or licensing agreements in order to be able to sell our products. Royalty and licensing agreements, if required, may not be available on terms acceptable to us or at all.

The success of our business is heavily dependent upon our ability to secure raw plastic.

We intend to expand our sales and marketing programs and our manufacturing capability.  Our ability to generate revenue depends upon our ability to secure raw plastic (PET and HDPE flake), which we then clean through the System and sell through H. Muehlstein.  To the extent that we are unable to secure enough raw plastic, our business, financial condition and results of operations will be materially adversely affected.

If we were to lose the services of our Chief Executive Officer our business would suffer.

We are substantially dependent upon the continued services of Rodney S. Rougelot, our Chief Executive Officer. The loss of the services of Mr. Rougelot through incapacity or otherwise would have a material adverse effect upon our business and prospects. To the extent that his services become unavailable, we will be required to retain other qualified personnel, and there can be no assurance that we will be able to recruit and hire qualified persons upon acceptable terms.

Penny stock regulations.

The Securities Enforcement Penny Stock Act of 1990 requires specific disclosure to be made available in connection with trades in the stock of companies defined as “penny stocks.” The Commission has adopted regulations that generally define a penny stock to be any equity security that has a market price of less than $5.00 per share, subject to certain exceptions. Such exceptions include any equity security listed on NASDAQ and any equity security issued by an issuer that has (i) net tangible assets of at least $2,000,000, if such issuer has been in continuous operation for three years; (ii) net tangible assets of at least $5,000,000, if such issuer has been in continuous operation for less than three years; or (iii) average annual revenue of at least $6,000,000, if such issuer has been in continuous operation for less than three years. Unless an exception is available, the regulations require the delivery, prior to any transaction involving a penny stock, of a disclosure schedule explaining the penny stock market and the risks associated therewith as well as the written consent of the purchaser of such security prior to engaging in a penny stock transaction. The regulations on penny stocks may limit the ability of the purchasers of our securities to sell their securities in the secondary marketplace. Our common stock is currently considered a penny stock.

We may encounter potential environmental liability which our insurance may not cover.

During the ordinary course of our operations, we have from time to time received, and expect that we may in the future receive, citations or notices from governmental authorities that our operations are not in compliance with our permits or certain applicable regulations, including various transportation, environmental or land use laws and regulations. We generally seek to work with the authorities to resolve the issues raised by such citations or notices. There can be no assurance, however, that we will always be successful in this regard, and the failure to resolve a significant issue could result in adverse consequences to us.

While we maintain insurance, such insurance is subject to various deductible and coverage limits and certain policies exclude coverage for damages resulting from environmental contamination. There can be no assurance that insurance will continue to be available to us on commercially reasonable terms, that the possible types of liabilities that may be incurred by us will be covered by its insurance, that our insurance carriers will be able to meet their obligations under their policies or that the dollar amount of such liabilities will not exceed our policy limits. An uninsured claim, if successful and of significant magnitude, could have a material adverse effect on our business, results of operations and financial condition.

We will need to hire additional employees as we grow.

We may need to hire additional employees to implement our business plan. In order to continue to grow effectively and efficiently, we will need to implement and improve our operational, financial and management information systems and controls and to train, motivate and manage our employees. We intend to review continually and upgrade our management information systems and to hire additional management and other personnel in order to maintain the adequacy of its operational, financial and management controls. There can be no assurance, however, that we will be able to meet these objectives.

We may be unable to obtain and maintain licenses or permits, zoning, environmental and/or other land use approvals that we need to use a landfill and operate our plants.

These licenses or permits and approvals are difficult and time-consuming to obtain and renew, and elected officials and citizens’ groups frequently oppose them. Failure to obtain and maintain the permits and approvals we need to own or operate our plants, including increasing their capacity, could materially and adversely affect our business and financial condition.

Changes in environmental regulations and enforcement policies could subject us to additional liability and adversely affect our ability to continue certain operations.

Because the environmental industry continues to develop rapidly, we cannot predict the extent to which our operations may be affected by future enforcement policies as applied to existing laws, by changes to current environmental laws and regulations, or by the enactment of new environmental laws and regulations.  Any predictions regarding possible liability under such laws are complicated further by current environmental laws which provide that we could be liable, jointly and severally, for certain activities of third parties over whom we have limited or no control.

If environmental regulation enforcement is relaxed, the demand for our products may decrease.

The demand for our services is substantially dependent upon the public’s concern with, and the continuation and   proliferation of, the laws and regulations governing the recycling of plastic. A decrease in the level of public concern, the repeal or modification of these laws, or any significant relaxation of regulations relating to the recycling of plastic would significantly reduce the demand for our services and could have a material adverse effect on our operations and financial condition.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the period covered by this 10-Q, the Company sold the following securities which were not registered under the Securities Act of 1933 (the “Act”) and not reported on any other form:

Director Notes – During 2007, the Company received cash proceeds of approximately $2.7 million from various members of the Company’s Board of Directors (the “Director Notes”).  In accordance with the Director Notes, each lender received a promissory note with an interest rate of 15% per annum (the “Note”).  All or any portion of the Note, any accrued interest thereon and all other sums due under the Note, is due and payable on demand within 90 days of the Note.  In connection with these notes, lenders received common stock purchase warrants to purchase 22,657,000 shares of Company common stock with an exercise price of $0.06 per share that expire in April 2015.  The shares underlying the warrants are subject to piggy back registration rights.  The exercise price of the warrants is subject to anti-dilution downward adjustments in the event the Company sells common stock at a price below the exercise price.

Short-term Notes - During 2007, the Company received cash proceeds of approximately $2.2 million from new and existing investors and issued to each lender a promissory note with an interest rate of 15% per annum, due and payable on demand within 180 days (the “Short-Term Notes”), and warrants to purchase approximately 15 million shares of Company common stock with an exercise price of $0.06 per share that expire in April 2015.  During the three months ended March 31, 2008, the Company received cash of approximately $1.9 million and issued Short-Term Notes and warrants to purchase approximately 9.2 million shares of Company common stock with an exercise price of $0.06 per share that expire in April 2015.   The shares underlying the warrants are subject to piggy back registration rights.  The exercise price of the warrants is subject to anti-dilution downward adjustments in the event the Company sells common stock at a price below the exercise price.

In January 2008, the Company received $300,000 cash from a new investor and issued a $300,000 promissory note bearing interest at 15% and due in sixty days.  In May 2008, the note and related accrued interest was paid in full.

During the three months ended March 31, 2008, the Company issued approximately 243.9 million shares of its common stock in exchange for full satisfaction of all outstanding convertible notes payable, which approximated $13.2 million and related accrued interest of approximately $1.7 million, and the return of outstanding warrants to purchase approximately 38.6 million shares of Company common stock having an exercise price of $0.06 per share and expiring in April 2015, which such warrants were acquired when the notes were issued.

During the three months ended March 31, 2008, the Company made a special offer to holders of warrants to purchase Company common to exchange all outstanding warrants into shares of Company common stock in a number of shares equal to 60% to 75% (depending on the warrant) of the number of warrant shares exchanged.  Holders of approximately 124.2 million warrants accepted the offer and the Company will issue approximately 81.9 million shares of its common stock.

During the three months ended March 31, 2008, the Company entered into agreements with certain vendors that have provided services to the Company to issue shares of its common stock in satisfaction of amounts owed, and in connection with these agreements agreed to issue approximately 15.9 million shares of its common stock in satisfaction of approximately $754,000 owed, which included approximately 12.0 million shares issued in exchange for $567,000 included in accounts payable – related party at December 31, 2007.

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

Item 4.  Submission of Matters to a Vote of Securities Holders

Pursuant to the Definitive Schedule 14C filed by the Company on May 15, 2008 (File No. 033-31067), effective May 12, 2008, the Company amended its Certificate of Incorporation with the state of Delaware (the “Amendment”).

On April 25, 2008, ECO2’s board of directors and on April 28, 2008 the holders of a majority of the outstanding shares of common stock of the Company, approved an amendment of the Company’s Certificate of Incorporation, as amended, to change the number of authorized shares to Two Billion shares of all classes of capital stock (the “Authorized Amount”).  Of the Authorized Amount, One Billion Five Hundred Million (1,500,000,000) shares shall be classified as common stock, and Five Hundred Million Shares (500,000,000) shares shall be classified as preferred stock.  On June 2, 2008, the Company received notice from the state of Delaware confirming the effectiveness of the Amendment.

Item 5.                      Other Information

Subsequent to March 31, 2008, the Company has received proceeds of approximately $2.5 million from the issuance of short-term notes payable and shares of its preferred stock.

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

June 2, 2008