Form 10-Q
period 2008-08-04
ECO2 PLASTICS INC
filed 2008-08-07
CIK 855372

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE
SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2008

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

The number of shares of the Company's common stock issued and outstanding on June 30, 2008 is 549,441,434.

Indicate by check mark whether the registrant is a large accelerated filer [ ], an accelerated filer [ ], a non-accelerated filer [ ], or a smaller reporting company [X].

ECO2 PLASTICS, INC.
FORM 10-Q

PART I - FINANCIAL INFORMATION
Item 1.    Financial Statements

ECO2 Plastics, Inc.
Condensed Balance Sheets
(in thousands, except share and per share data)

	June 30,	December 31,
	2008	2007
	(unaudited)
Cash and cash equivalents	$1,165	$101
Accounts receivable, net of allowance of $48	702	581
Inventory	228	475
Prepaid expenses and other current assets	-	2
Total current assets	2,095	1,159
Property and equipment, net	7,692	7,864
Deferred debt issue costs, net	-	445
Other assets	68	47

Total assets	$9,855	$9,515

Current liabilities
Accounts payable	$1,824	$2,900
Accounts payable to related parties	126	692
Accrued liabilities	500	645
Accrued interest on notes payable
Due to related parties	2	846
Due to others	-	801
Notes payable, net of debt discount
Due to related parties, net of debt discount of $0 and $1,856	95	7,415
Due to others, net of debt discount of $0 and $2,558	-	5,910
Current portion of note payable to California Integrated Waste Management Board	205	200
Participation Certificates obligations issued prior to 2004	354	354
Total current liabilities	3,106	19,763
Note payable to California Integrated Waste Management Board, net of current portion	1,384	1,507
Total liabilities	4,490	21,270
Commitments and contingencies (Note 7)
Stockholders' equity (deficit)
Preferred stock, $0.001 par value, 700,000,000 shares authorized,
Series A convertible, 152,843,413 shares authorized, issued and
outstanding, preference in liquidation $4,585	153	-
Series B-1 convertible, 336,240,040 shares authorized, issued
and outstanding, preference in liquidation $6,725	336	-
Series B-2 convertible, 10,916,546 shares authorized, none issued and outstanding	-
Common stock, $0.001 par value, 1,500,000,000 shares authorized,
543,761,445 and 190,920,594 shares issued and outstanding	544	191
180,000 and 7,180,000 shares issuable	-	7
Additional paid-in capital	96,174	66,843
Deferred stock-based consulting	(15)	(24)
Accumulated deficit	(91,827)	(78,772)
Total stockholders' equity (deficit)	5,365	(11,755)

Total liabilities and stockholders' equity (deficit)	$9,855	$9,515

See accompanying notes to condensed financial statements.

ECO2 Plastics, Inc.
Condensed Statements of Operations
(in thousands, except per share data)
(unaudited)

	Three months ended June 30,		Six months ended June 30,
	2008	2007	2008	2007

Revenue	$1,410	$418	$2,920	$517
Cost of goods sold	1,366	430	2,959	604
Gross margin	44	(12)	(39)	(87)
Operating expenses
Plant operations and technology development	1,960	1,515	3,824	2,556
General and administrative, including share-based
payments of $351 and $910 and $801 and $2,067	1,087	2,369	2,401	4,654
Settlement expense paid in shares of common stock	-	740	-	740

Total operating expenses	3,047	4,624	6,225	7,950

Loss from operations	(3,003)	(4,636)	(6,264)	(8,037)
Other income (expense)
Interest expense, including amortization of debt discount and
debt issue costs of $502 and $3,357 and $2,763 and $6,438	(691)	(3,739	(3,333)	(7,148)
Excess of fair value of common stock issued in
exchange for accounts payable, notes and accrued
interest payable and warrants	-	-	(3,458)	-
Total other income (expense)	(691)	(3,739)	(6,791)	(7,148)

Loss before income taxes	(3,694)	(8,375)	(13,055)	(15,185)
Income taxes	-	-	-	-

Net loss	$(3,694)	$(8,375)	$(13,055)	$(15,185)

Net loss per common share, basic and diluted	$(0.01)	$(0.06)	$(0.03)	$(0.11)

Weighted average shares used in computing
net loss per common share, basic and diluted	543,069	135,024	428,208	133,139

See accompanying notes to condensed financial statements.

ECO2 Plastics, Inc.
Condensed Statement of Changes in Stockholders' Equity (Deficit)
For the Six Months Ended June 30, 2008
(in thousands, except share data)
(unaudited)

							Common Stock		Additional	Deferred
	Convertible Preferred Stock				Common stock		Issuable		paid-in	stock-based	Accumulated
	Series A		Series B-1		Shares	Amount	Shares	Amount	capital	consulting	deficit	Total
	Shares	Amount	Shares	Amount
Balance at December 31, 2007	-	$-	-	$-	190,920,594	$191	7,180,000	$7	$66,843	$(24)	$(78,772)	$(11,755)
Amortization of deferred stock-based
consulting										9		9
Value of warrants issued with notes
payable									540			540
Stock-based compensation expense									801			801
Shares issued in exchange for
accounts payable					15,944,077	16			813			829
Shares vested for executive
compensation					4,400,000	4			(4)			-
Shares issued in exchange for
notes payable, accrued
interest and warrants					325,853,917	326			15,550			15,876
Issuance of shares previously
recorded as issuable					7,000,000	7	(7,000,000)	(7)				-
Preferred shares issued in
exchange for:
Notes payable and related accrued
interest	152,843,413	153	111,240,040	111					7,598			7,862
Cash			165,000,000	165					3,135			3,300
"old" Series A preferred stock			60,000,000	60					1,140			1,200
Stock issue costs									(242)			(242)
Decrease in shares issuable previously
recorded as issued in 2006					(357,143)	-						-
Net loss for the six months ended
June 30, 2008											(13,055)	(13,055)
Balance at June 30, 2008	152,843,413	$153	336,240,040	$336	543,761,445	$544	180,000	$-	$96,174	$(15)	$(91,827)	$5,365

See accompanying notes to financial statements.

ECO2 Plastics, Inc.
Condensed Statements of Cash Flows
(in thousands)
(unaudited)

	Six months ended June 30,
	2008	2007
Cash flows from operating activities:
Net loss	$(13,055)	$(15,185)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation and amortization	720	492
Excess of fair value of common stock issued in exchange
for accounts payable, notes payable, accrued interest and warrants	3,458	-
Stock-based compensation and settlement expense	812	3,547
Amortization of debt issue costs and discount	2,763	6,438
Expenses paid by issuance of notes payable	-	75
Changes in operating assets and liabilities:
Accounts receivable	(121)	(331)
Inventory	247	8
Prepaid expenses and other assets	(19)	34
Accounts payable	(889)	1,050
Accrued liabilities	437	-
Other	-	396
Net cash used by operating activities	(5,647)	(3,476)
Cash flows from investing activities:
Purchase of property, plant & equipment	(548)	(2,151)
Net cash used by investing activities	(548)	(2,151)
Cash flows from financing activities:
Payments on CIWMB note payable	(119)	(113)
Proceeds from issuance of notes payable	3,595	5,822
Repayments of notes payable	(475)	-
Proceeds from issuance of preferred stock	4,500	-
Principal payments on capital lease obligations	-	(11)
Proceeds from exercise of warrants	-	2
Payments of stock issue costs	(242)	-
Payments of debt issue costs	-	(156)
Net cash provided by financing activities	7,259	5,544
Net increase (decrease) in cash and cash equivalents	1,064	(83)
Cash and cash equivalents, beginning of period	101	97
Cash and cash equivalents, end of period	$1,165	$14
Supplemental disclosures of cash flow information:
Cash paid for interest	$57	$40
Cash paid for income taxes	$-	$-

Supplemental disclosures of non-cash investing and financing activities:
Debt discounts	$1,899
Deferred debt issue costs	$-	$95
Common stock exchanged for notes payable, accrued interest and warrants	$13,031	$-
Common stock exchanged for accounts payable and accrued liabilities	$754	$123
Preferred stock exchanged for notes payable and accrued interest	$7,862	$-

See accompanying notes to condensed financial statements.

ECO2 Plastics, Inc.
Notes to Condensed Financial Statements
June 30, 2008
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

Basis of presentation and Going Concern - The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate the Company’s continuation as a going concern. Since inception, the Company has reported losses and operating activities have used cash, and it has a working capital deficiency that has raised substantial doubt about its ability to continue as a going concern. The Company reported a net loss of approximately $13.1 million for the six months ended June 30, 2008, and $32.6 million for the year ended December 31, 2007, and operating activities used cash of approximately $5.6 million during the six months ended June 30, 2008 and $7.2 million for the year ended December 31, 2007, and as of June 30, 2008, had stockholders’ equity of $5.4 million, including accumulated losses from inception of $91.8 million.

Company management intends to raise additional debt and equity financing to fund future capital expenditures, operations and to provide additional working capital.  During the three months ended June 30, 2008, the Company received $1.2 million from loans from new and existing investors, and received $4.5 million from sales of 225 million shares of its convertible preferred stock, and issued approximately 264 million shares of its convertible preferred stock in exchange for outstanding promissory notes having a principal balance of approximately $7.5 million and related accrued interest payable of $525,000.   During the three months ended March 31, 2008, the Company (i) received approximately $2.2 million from loans from new and existing investors, (ii) entered into agreements with holders of certain notes payable pursuant to which the Company issued approximately 243.9 million shares of Company common stock in consideration for conversion of all convertible notes payable of  $13.2 million together with related accrued interest of approximately $1.7 million and the surrender of outstanding warrants to purchase approximately 38.6 million shares of Company common stock, (iii) entered into agreements with related party and non-related party creditors providing for issuance of  approximately 15.9 million shares of Company common stock as payment for accounts payable or accrued amounts owed of $754,000, and (iv) entered into agreements with holders of warrants to purchase Company common stock pursuant to which the Company issued 81.9 million shares of its common stock in exchange for the cancellation of warrants to purchase approximately 124.2 million shares.  All such securities have been issued as of June 30, 2008.  The Company’s Board of Directors and Chief Executive Officer continue to be actively involved in discussions and negotiations to fund the Company’s remaining capitalization efforts. The focus of these efforts is to sufficiently capitalize the Company with a goal of paying down excessively late accounts payable balances, fund the development of the Company’s next generation liquid carbon dioxide processing equipment, provide adequate working capital necessary to move the Company to generating positive cash flow from operations, eliminate all short term debt obligations, which will result in a positive equity balance. As of June 30, 2008, the Company’s stockholders’ equity balance was approximately $5.4 million.  There is no assurance that continued financing proceeds will be obtained in sufficient amounts necessary to meet the Company's needs. In view of these matters, continuation as a going concern is dependent upon the Company's ability to meet its financing requirements, raise additional capital, and the future success of its operations or completion of a successful business combination.

The accompanying financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that may result from the possible inability of the Company to continue as a going concern.

Interim financial statements - The accompanying unaudited condensed financial statements and related notes are presented in accordance with the rules and regulations of the Securities and Exchange Commission with regard to interim financial information. Accordingly, the condensed financial statements do not include all of the information and notes to financial statements required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation of the Company’s financial position, results of operations and cash flows for the interim periods presented have been included. Results of operations for the June 30, 2008 interim periods are not necessarily indicative of the results to be expected for the entire fiscal year ending December 31, 2008 or for any other future interim period. The accompanying unaudited interim condensed financial statements should be read in conjunction with the audited annual financial statements included in the Company’s December 31, 2007 Annual Report on Form 10-KSB.

Significant accounting policies used in preparation of the Company’s financial statements are disclosed in the notes to its audited annual financial statements for the year ended December 31, 2007. A condensed summary of disclosures regarding certain of such policies are set forth below.

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

Basic and diluted net loss per share - Basic net loss per common share is computed by dividing net loss by the weighted-average number of common shares outstanding during the period. Diluted net loss per common share is determined using the weighted-average number of common shares outstanding during the periods, adjusted for the dilutive effect of common stock equivalents, consisting of shares that might be issued upon conversion of preferred stock, exercise of common stock options, warrants or convertible promissory notes. In periods where losses are reported, the weighted-average number of common shares outstanding excludes common stock equivalents, because their inclusion would be anti-dilutive.  Computations of net loss per share for interim periods ended June 30, 2008, exclude 54,382,297 shares issuable upon exercise of outstanding warrants to purchase common stock, and 489,083,464 shares issuable upon conversion of outstanding convertible preferred stock. Computations of net loss per share for the interim periods ended June 30, 2007, exclude 154,570,564 shares relating to common stock issuable upon conversion of convertible notes payable, and 134,752,489 shares issuable upon exercise of outstanding and issuable warrants. These common stock equivalents could have the effect of decreasing diluted net income per share in future periods.

Reclassifications – Certain amounts in 2007 financial statements have been reclassified to conform to 2008 presentations.

Recent accounting pronouncements - Effective January 1, 2008, the Company adopted SFAS No. 157, “Fair Value Measurements” (“SFAS 157”), for financial assets and liabilities. Adoption of SFAS 157 did not have a material impact on the Company’s results of operations, financial position or liquidity. This standard defines fair value, provides guidance for measuring fair value and requires certain disclosures. This standard does not require any new fair value measurements, but rather applies to all other accounting pronouncements that require or permit fair value measurements. This standard does not apply measurements related to share-based payments. SFAS 157 discusses valuation techniques, such as the market approach (comparable market prices), the income approach (present value of future income or cash flow), and the cost approach (cost to replace the service capacity of an asset or replacement cost). The statement utilizes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value into three broad levels. The following is a brief description of those three levels:

Level 1: Observable inputs such as quoted prices (unadjusted) in active markets for identical assets or liabilities.

Level 2: Inputs other than quoted prices that are observable for the asset or liability, either directly or indirectly. These include quoted prices for similar assets or liabilities in active markets and quoted prices for identical or similar assets or liabilities in markets that are not active.

Level 3: Unobservable inputs that reflect the reporting entity’s own assumptions.

The Company’s financial assets subject to fair value measurements are comprised of cash and cash equivalents of $1,165,000 all of which are valued using Level 1 observable inputs.

In February 2008, the Financial Accounting Standards Board, or FASB, issued FASB Staff Position No. FAS 157-2, “Effective Date of FASB Statement No. 157”, which provides a one year deferral of the effective date of SFAS 157 for non-financial assets and non-financial liabilities, except those that are recognized or disclosed in the financial statements at fair value at least annually. Therefore, the Company adopted the provisions of SFAS 157 with respect to its financial assets and liabilities only.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS 159”), which is effective for fiscal years beginning after November 15, 2007.  Adoption of SFAS 159 did not have a material impact on the Company’s results of operations, financial position or liquidity.

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

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities – an amendment of SFAS No. 133. This statement changes the disclosure requirements for derivative instruments and hedging activities. SFAS No. 161 requires enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. SFAS No. 161 is effective for the Company’s interim period beginning January 1, 2009. The Company does not use derivative financial instruments nor does it engage in hedging activities.  The Company is currently evaluating the impact of implementation of SFAS No. 161 on its financial position, results of operations and cash flows.

In June 2008, the FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles. This statement identifies the sources of generally accepted accounting principles and provides a framework, or hierarchy, for selecting the principles to be used in preparing U.S. GAAP financial statements for nongovernmental entities.  This statement makes the GAAP hierarchy explicitly and directly applicable to preparers of financial statements.  The hierarchy of authoritative accounting guidance is not expected to change current practice but is expected to facilitate the FASB ‘s plan to designate as authoritative its forthcoming codification of accounting standards.  This statement is effective 60 days following the SEC’s approval of the PCAOB’s related amendments to remove the GAAP hierarchy from its auditing standards.

Note 2.                      Inventories

Inventories at June 30, 2008, consist of the following (in thousands):

Raw materials	$100
Finished goods	128
Total	$228

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

Cash and cash equivalents are maintained at financial institutions and, at times, balances may exceed federally insured limits.  The Company has never experienced any losses related to these balances.  Such amounts on deposit in excess of federally insured limits at June 30, 2008 approximated $1 million.

Major Customers - During the six months ended June 30, 2008, the Company had revenues of over 10% of total revenue from individual customers and related accounts receivable over 10% of total accounts receivable at June 30, 2008 as follows (“*” means < 10%):
    Revenues                                           Accounts Receivable
Customer 1                                        32%                                                      *
Customer 2                                        22%                                                      34%
Customer 3                                        16%                                                      36%
Customer 4                                        14%                                                      *
Customer 5                                         *                                                          19%

Amounts for the comparative 2007 interim period were insignificant.

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

Short-term Notes - During 2007, the Company received cash proceeds of approximately $2.2 million from new and existing investors and issued to each lender a promissory note with an interest rate of 15% per annum, due and payable on demand within 180 days (the “Short-Term Notes”), and warrants to purchase approximately 15 million shares of Company common stock with an exercise price of $0.06 per share that expire in April 2015.  During the six months ended June 30, 2008, the Company received cash of approximately $3.1 million and issued to each lender Short-Term Notes, and issued to certain lenders warrants to purchase approximately 9.2 million shares of Company common stock with an exercise price of $0.06 per share that expire in April 2015.   The shares underlying the warrants are subject to piggy back registration rights.  The exercise price of the warrants is subject to anti-dilution downward adjustments in the event the Company sells common stock at a price below the exercise price.  Debt discount relating to the value of warrants issued in 2007 and 2008 of approximately $1.1 million and $539,000 was recorded, of which approximately $1.2 million was amortized to interest expense during the six months ended June 30, 2008.  The fair value of warrants was computed using a Black-Scholes option pricing model with the following assumptions: expected term of approximately 7.7 years (based on the contractual term), volatility of approximately 166% - 180% (based on historical volatility), zero dividends and interest rate of approximately 4.6%.

Exchange of Director Notes and Short-term Notes for Convertible Preferred Stock - In June 2008, holders of outstanding Director Notes and Short-term notes, which had an outstanding principal amount of approximately $2.9 million and $4.6 million and related accrued interest payable of $318,000 and $206,000, respectively, exchanged all such notes and accrued interest for 152,843,413 shares of the Company’s Series A Convertible Preferred Stock and 111,240,040 shares of the Company’s Series B-1 Convertible Preferred Stock.  The unamortized balance of deferred debt discount relating to a portion of the notes was $201,000 and was written off upon the transaction with the offset decreasing additional paid in-capital.

Other Notes Payable - In January 2008, the Company received $300,000 cash from a new investor and issued a $300,000 promissory note bearing interest at 15% and due in sixty days.  In May 2008, the note and related accrued interest was paid in full.

During the six months ended June 30, 2008, one of the Company’s Executive Officers loaned the Company $270,000 pursuant to terms of short-term notes payable bearing interest at 15%, and repaid $175,000 of the loan, including interest thereon.  At June 30, 2008, there is $95,000 still outstanding as notes payable and related accrued interest is approximately $2,000.

Note 5. Preferred Stock, Common Stock and Stock Warrants

Authorized Shares - On April 25, 2008, ECO2’s board of directors and on April 28, 2008 the holders of a majority of the outstanding shares of common stock of the Company, approved an amendment of the Company’s Certificate of Incorporation, as amended, to change the number of authorized shares to Two Billion shares of all classes of capital stock (the “Authorized Amount”).  Of the Authorized Amount, One Billion Five Hundred Million (1,500,000,000) shares shall be classified as common stock, and Five Hundred Million Shares (500,000,000) shares shall be classified as preferred stock.  Pursuant to the Definitive Schedule 14C filed by the Company on May 15, 2008, effective May 12, 2008, the Company amended its Certificate of Incorporation with the state of Delaware (the “Amendment”).  On June 2, 2008, the Company received notice from the state of Delaware confirming the effectiveness of the Amendment.  The Articles of Incorporation, as amended, authorize a maximum of 1,500,000,000 shares of $0.001 par value common stock, and 700,000,000 shares of $0.001 par value preferred stock, of which the Company has designated and authorized 152,843,413 shares as Series A Convertible Preferred Stock (the “Series A Preferred Stock”), 336,240,040 shares as Series B-1 Convertible Preferred Stock (the “Series B-1 Preferred Stock”), and 10,916,546 shares as Series B-2 Convertible Preferred Stock (the “Series B-2 Preferred Stock”, and together with the Series B-1 Preferred Stock, the “Series B Preferred Stock”).  Each share of common stock is entitled to one voting right, the right to share in earnings and the right to share in assets upon liquidation.  A summary of the significant rights and privileges of the Series A Preferred Stock and Series B Preferred Stock (together, the Senior Preferred Stock”) is as follows:

Voting – Each share of Senior Preferred Stock entitles the holder thereof to vote on all matters except as required by law, voted on by holders of the Company’s common stock on an as-converted basis.  For as long as any shares of Series A Preferred Stock remain outstanding, the affirmative vote of the holders of a majority of the outstanding shares of Series A Preferred Stock, voting separately as a single class, shall be necessary to amend the rights, preferences or privileges of the Series A Preferred Stock, however effected, whether by amendment, merger, consolidation, recapitalization or otherwise, provided that no such separate consent of the Series A Preferred Stock shall be required with respect to any such amendment if a similar amendment is contemporaneously effect with respect to the rights, preferences or privileges of the Series B Preferred Stock and the amendment is approved by holders of a majority of the Series B Preferred Stock then outstanding.  For as long as any shares of Series B Preferred Stock remain outstanding, the affirmative vote of the holders of a majority of the outstanding shares of Series B Preferred Stock, voting separately as a single class, shall be necessary to take certain described actions, however effected, whether by amendment, merger, consolidation, recapitalization or otherwise, which include, among others, transactions with affiliates, except on an arms-length basis, authorization, creation or issuance of any class of capital stock of the Company ranking senior to or on a parity with the Series B Preferred Stock, authorizing any increase or decrease in the total authorized shares or any amendment to the rights, preferences or privileges of the Series A Preferred Stock or Series B Preferred Stock, and paying any dividend or distribution on any shares of capital stock of the Company (other than dividends paid on Preferred Stock).  For so long as 134,496,016 shares of Series B Preferred Stock (as adjusted for stock dividends, splits or the like) remain outstanding, holders of Series B Preferred Stock, voting separately as a single class, shall have the right to elect three Directors (3 of 7) to the Company’s Board of Directors.

Conversion - Each share of Senior Preferred Stock is convertible at the option of the holder into fully paid and non-assessable shares of the Company’s common stock on a one-for-one basis.  Upon election by holders of a majority of the then outstanding shares of Series B Preferred Stock, all issued and outstanding shares of Senior Preferred Stock shall automatically be converted into shares of common stock at the conversion rate in effect upon conversion, as potentially adjusted for any dividends or distributions, stock dividends, combinations, splits, and the like with respect to such shares.  Pursuant to conversion terms, the Company shall at all times reserve and keep available out of its authorized but unissued shares of common stock, solely for the purpose of effecting the conversion of the shares of Senior Preferred Stock, such number of shares as shall be sufficient to effect the conversion of all such outstanding shares.

Dividends - Holders of Senior Preferred Stock shall be entitled to receive, on a pari passu basis, when, as and if declared by the Board of Directors, out of any assets of the Company legally available therefore, dividends at a  rate of 5% of the Original Issue Price of such share of Senior Preferred Stock (in each case, as adjusted for any stock dividends, combinations, splits, recapitalizations and the like with respect to such shares) per annum prior and in preference to the holders of the Company’s common stock, and in preference to the holders of any other equity securities of the Company that may from time to time come into existence to which the Senior Preferred Stock ranks senior (such junior securities, together with the Company’s common stock, “Junior Securities”).  No dividends will be paid on Junior Securities in any year unless such dividends of the Senior Preferred Stock are paid in full or declared and set apart.  Additionally, whenever the Company shall pay a dividend on its common stock, each holder of a share of Senior Preferred Stock shall be entitled to receive, at the same time the dividend is paid on the common stock, a dividend equal to the amount that would have been paid in respect of the common stock issuable upon conversion of such share of Senior Preferred Stock.  As of June 30, 2008, no dividends have been declared.

Liquidation - In the event of a voluntary or involuntary liquidation, dissolution, or winding up of the Company, holders of Series B Preferred Stock are entitled to be paid out first, prior and in preference to any distribution of any of the assets of the Company to holders of common stock, Series A Preferred Stock, or any other stock of the Company ranking junior to the Series B Preferred Stock, an amount per share equal to the Original Issue Price of $0.02 per share of Series B-1 Preferred Stock and of $0.025 per share of Series B-2 Preferred Stock, plus all declared and unpaid dividends on such shares. After payment of the full liquidation preference of the Series B Preferred Stock, if assets or surplus funds remain, holders of Series A Preferred Stock and common stock shall be entitled to be paid out first, prior and in preference to any distribution of any of the assets of the Company to holders of common stock,  or any other stock of the Company ranking junior to the Series A Preferred Stock, an amount per share equal to the Original Issue Price of $0.03 per share, plus all declared and unpaid dividends on such shares.

Redemption – The Series A Preferred Stock and Series B Preferred Stock are not redeemable, except that, in the event of a Change of Control (as defined), holders of a majority of the then outstanding shares of Series A Preferred Stock and/or Series B Preferred Stock, separately as two groups, can require redemption of the Series A Preferred Stock and/or Series B Preferred Stock, as the case might be, at a redemption price per share equal to the amount per share to which such holder would be entitled upon a liquidation, dissolution or winding up of the Company.  A “Change of Control”, as defined, means (i) the beneficial acquisition by any person or group of 45% or more of the voting power of the outstanding common stock of the Company, (ii) the occupancy of a majority of Board seats by persons other than the directors occupying such seats as of the date of the initial issuance of shares of Series B Preferred Stock (the “Current Directors”) or persons nominated by Current Directors or their nominated successors, or (iii) there shall occur a change in the Chief Executive Officer of the Company without the consent of holders of a majority of the outstanding shares of Series B Preferred Stock.  A Change of Control will be treated as a liquidation, dissolution or winding up of the affairs of the Company with respect to certain matters, except as otherwise agreed by holders of a majority of the then outstanding Series B Preferred Stock.

Preferred Stock Issued for Cash and Exchange of Debt and Other Securities – On June 4, 2008, the Company issued (i) 165,000,000 shares of its Series B-1 Preferred Stock for $3.3 million cash, (ii) 152,843,413 shares of its Series A Preferred Stock and 111,244,040 shares of its Series B-1 Preferred Stock in exchange for outstanding promissory notes having a principal balance of approximately $7.5 million and related accrued interest payable of $525,000, and (iii) 60,000,000 shares of its Series B-1 Preferred Stock in exchange for shares of the Company’s “old” preferred series a preferred stock, which was issued in exchange for $1.2 million cash received during April and May 2008, and which such series was eliminated upon exchange.

In connection with the acquisition of the securities, the Company entered into an Investor Rights Agreement with investors who acquired shares of Series A Preferred Stock and Series B Preferred Stock (each an “Investor” and together “Investors”).  Pursuant to terms of such agreement, among other things, the Company has agreed to file with the Securities and Exchange Commission a registration statement to enable the resale of common shares issuable pursuant to conversion terms of Senior Preferred Stock and certain warrants issued concurrently, upon written notice of at least 40% of the then Registrable Securities, as defined, on or after the date that is 90 days after June 4, 2008, and to use reasonable best efforts to file such registration statement, and such additional registration statements as may be necessary, at the earliest practicable date on which the Company is permitted by the SEC guidance to file such additional registration statements, and to cause such registration statement(s) to become effective and continue to be effective for such period necessary to provide for, in general, the resale of such securities with certain exceptions and limitations.  The Investor Rights Agreement also provides Investors with certain piggy-back registration rights.  Additionally, pursuant to terms of the Investor Rights Agreement, for a three year period, each Investor holding at least 5,000,000 shares of common stock or Senior Preferred Stock (each a “Major Holder”), shall, in general, have a pre-emptive right to receive from the Company prior notice of any proposed or intended issuance or sale of securities and to purchase such eligible purchaser’s pro rata percentage of the number of shares of common stock, as converted and defined, on such same terms and conditions.

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

During the three months ended March 31, 2008, the Company made a special offer to holders of warrants to purchase Company common to exchange all outstanding warrants into shares of Company common stock in a number of shares equal to 60% to 75% (depending on the warrant) of the number of warrant shares exchanged.  Holders of approximately 124.2 million warrants accepted the offer and the Company issued approximately 81.9 million shares of its common stock.

Common Stock Issued in Exchange for Accounts Payable and Accrued Liabilities - During the three months ended March 31, 2008, the Company entered into agreements with certain vendors that have provided services to the Company to issue shares of its common stock in satisfaction of amounts owed, and in connection with these agreements agreed to issue approximately 15.9 million shares of its common stock in satisfaction of approximately $754,000 owed, which included approximately 12.0 million shares issued in exchange for $567,000 included in accounts payable – related party at December 31, 2007.   The shares were valued at $829,000 based on the quoted trading price on the agreement dates, resulting in a loss on payment of approximately $75,000. The shares were issued subsequent to March 31, 2008.

Common Stock Issued for Services - During 2006, the Company entered into an employment agreement with an individual to serve as its Chief Executive Officer and a Director, pursuant to which, among other things, the executive received 44,000,000 shares of Company common stock, of which 26,400,000 were fully vested, and of which 11,000,000 shares vested in 2007, and the remaining vest at approximately 733,000 shares per month through September 2008.  The total value of the shares based on the grant date quoted trading price of the Company’s common stock was approximately $5.7 million.  The Company recognized stock-based compensation expense of approximately $1.4 million and $3.9 million in 2007 and 2006, respectively, and as of December 31, 2007, there was approximately $405,000 of unrecognized compensation expense related to unvested stock, which is expected to be recognized as expense in 2008.  During the six months ended June 30, 2008, the Company recognized expense of approximately $286,000.

In February 2007, the Company entered into an employment agreement with an individual to serve as its Vice President of Sales & Marketing, pursuant to which, among other things, the executive received 4.4 million shares of Company common stock, 1.1 million of which were fully-vested and the remainder vesting evenly over the next three years, and is entitled to receive warrants to purchase 1.1 million shares of Company common stock at $0.30 per share on the one year anniversary of the employment agreement and warrants to purchase 1.1 million shares of Company common stock at $0.40 per share on the second year anniversary.  The warrants have a four-year term and vest ratably over 3 years.  The shares are valued at approximately $1.1 million based on the quoted trading price of $0.25 on the effective date and the warrants are valued at approximately $511,000 computed using a Black-Scholes option pricing model with the following assumptions: contractual terms of 4 and 10 years, volatility of 184% (based on historical volatility over the term), zero dividends and interest rate of 4.5%.  In connection with this agreement, the Company recorded compensation expense for fully-vested shares and for a portion of the unvested shares amortized on a straight-line basis over the vesting periods.  The Company recorded compensation expense of approximately $792,000 during 2007.  As of December 31, 2007, there was approximately $820,000 of unrecognized compensation expense related to unvested stock and warrants, which is expected to be recognized as expense of approximately $620,000 in 2008 and $185,000 in 2009, and $15,000 in 2010.  The Company recognized approximately $264,000 during the six months ended June 30, 2008.

During 2007, the Company issued 5,070,411 shares of Company common stock to various non-employee service providers and has recorded the fair value of shares issued based on the closing market price of stock on the respective measurement dates of approximately $899,000 as an increase in additional paid-in capital.  Stock-based compensation expense is recognized over the requisite service periods, all of which, except one relating to rent, expired in 2007.  At June 30, 2008, unrecognized expense of $15,000 is recorded as deferred stock-based consulting, a component of stockholders’ deficit, which is expected to be recognized as expense in years 2008 - 2010.

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

Common stock issued – During June 2008, the Company issued 395,588 shares of its common stock to investors, for which the  Company previously recorded 752,731 shares as issued in 2006, and obtained releases from such investors as to any additional future liability or obligations, and as a result reported a decrease in shares issuable previously recorded as issued in 2006 of 357,143 share in the accompanying condensed statement of changes in stockholders’ equity for the six months ended June 30, 2008.

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

During the three months ended June 30, 2008, the Company issued to certain of its non-employee directors warrants to purchase 750,000 shares and 1,000,000 shares of its common stock at an exercise price of $0.22 and $0.07, respectively, with a term of approximately 6.8 years and recorded compensation expense of approximately $77,000 based on the fair value as determined utilizing the Black-Scholes valuation model. The closing stock price at the issuance date was $0.04 per share.

In connection with, among other things, consummation of the June 4, 2008 financing transactions resulting in exchanges of outstanding notes payable and receipt of cash in consideration of the issuance of shares of the Company’s Series A and Series B-1 Convertible Preferred Stock, the Company issued to each of two of the Company’s new Directors warrants to purchase 10,918,072 shares of its common stock at a per share price of $0.02 with a ten-year term.  The Black-Scholes determined fair value of the warrants of approximately $1.0 million has been accounted for as stock issue costs, which results in an increase and decrease in additional paid in capital, for no net effect on stockholders’ equity.

Certain of the Company’s outstanding warrants have exercise prices that are subject to downward adjustments in the event the Company sells certain of its equity securities at per share prices less that originally established exercise prices.  Additionally, certain of such warrants also contain provisions providing for an increase in the number of shares warrants that may be exercised.  The following schedules of warrants outstanding and activity give effect to such adjustments.

The intrinsic value of stock warrants is calculated by aggregating the difference between the closing market price of the Company’s common stock at the reporting period end and the exercise price of warrants which have an exercise price less than the closing price.

The following summarizes activity for stock warrants issued to lenders for borrowings, all of which are exercisable:

	Outstanding	Weighted average exercise price	Weighted average remaining contractual life in years	Aggregate instrinsic value (in thousands)
Balance at December 31, 2007	123,406,817	$0.09	6.2	$962
Issued	10,840,991	0.06
Increase for price adjustment	2,750,000	0.02
Exchanged	(129,691,141)
Balance at June 30, 2008	7,306,667	$0.04	6.4	$470

The following summarizes activity for stock warrants issued to consultants for services, all of which are exercisable:

	Outstanding	Weighted average exercise price	Weighted average remaining contractual life in years	Aggregate instrinsic value (in thousands)
Balance at December 31, 2007	31,715,179	$0.08	5.6	$220
Issued	21,836,144	0.02
Exchanged	(9,325,693)
Balance at June 30, 2008	44,225,630	$0.04	8.0	$703

The following summarizes activity for stock warrants issued to employees and directors, all of which are exercisable:

	Outstanding	Weighted average exercise price	Weighted average remaining contractual life in years	Aggregate instrinsic value (in thousands)
Balance at December 31, 2007	27,575,000	$0.09	5.6	$151
Issued	1,750,000	0.13
Issuable	1,100,000	0.30
Exchanged	(23,825,000)	0.08
Forfeited	(3,750,000)	0.11
Balance at June 30, 2008	2,850,000	$0.20	6.8	$-

The following summarizes activity for all stock warrants:

	Outstanding	Weighted average exercise price	Weighted average remaining contractual life in years	Aggregate instrinsic value (in thousands)
Balance at December 31, 2007	182,696,996	$0.09	6.1	$1,333
Issued	34,427,135	0.06
Issuable	1,100,000	0.30
Increase for price adjustment	2,750,000	0.02
Exchanged	(162,841,834)
Forfeited	(3,750,000)	0.10
Balance at June 30, 2008	54,382,297	$0.05	7.7	$793

Additional information regarding all warrants outstanding as of June 30, 2008, is as follows:

            Weighted average
                   Exercise prices                                                           Shares                               remaining life
 $  0.001                                                               60,000                                        2.9 years
 $   0.02                                                        30,392,667                                        8.2 years
 $   0.05                                                          1,100,000                                        2.0 years
 $   0.06                                                        18,979,630                                        6.8 years
 $   0.07                                                          1,000,000                                        6.8 years
 $   0.12                                                          1,000,000                                        7.7 years
 $   0.22                                                             750,000                                        6.8 years
                                 $   0.30                                                          1,100,000                                        6.8 years
                                 Total                           54,382,297                                        7.7 years

Note 6.   Related Party Transactions

Certain of the Company’s Directors and family members were holders of the Company’s notes payable, all of which have been exchanged for shares of the Company’s common and/or preferred stock during the six months ended June 30, 2008.

Pursuant to an agreement for legal services with a law firm, the managing partner of which is one of the Company’s Directors, the Company incurs legal fees for services provided.  During the six months ended June 30, 2008 and 2007, the Company incurred legal fees from the firm of approximately $177,000 and $223,000, respectively.   In March 2008, the Company issued approximately 12.0 million shares of its common stock in exchange for satisfaction of accounts payable to the firm of approximately $567,000.  At June 30, 2008, accounts payable due to the firm for services of $121,000 are included in accounts payable to related party.

Accounts payable to related parties at June 30, 2008 includes $5,000 relating to expense reimbursements due to Company officers.

Note 7.  Commitments and Contingencies

Legal proceeding – The Company is subject to various lawsuits and other claims in the normal course of business.  The Company establishes accruals for specific liabilities in connection with legal actions deemed to be probable and reasonably estimable.  No material amounts have been accrued as of June 30, 2008 in these accompanying financial statements with respect to any legal matters. Company management does not expect that the ultimate resolution of pending legal matters in future periods, including the matter described below will have a material effect on the Company’s financial condition or results of operations.

In October 2007, a former vendor filed a claim against the Company and its former Chief Executive Officer, now Chief Technology Officer, in Tuolumne County Superior Court in the state of California.  The claim alleges breach of contract and that the plaintiff is due fees for services provided in excess of $68,000, of which $7,500 is alleged to be due from the Company.   The Company is in the process of entering into a settlement agreement and expects that terms of the settlement will not have a material effect on the Company’s financial condition or results of operations.

Note 8.  Subsequent Events

In connection with the financing agreements executed by the Company on June 4, 2008, and pursuant to the Preliminary Schedule 14C filed by the Company on July 17, 2008, the Company seeks to amend its Certificate of Incorporation again with the state of Delaware (the “Subsequent Amendment”) to increase the amount of authorized shares of capital stock.  In July 2008, ECO2’s board of directors approved an amendment of the Company’s Certificate of Incorporation, as amended, to change the number of authorized shares to Two Billion Two Hundred Million (2,200,000,000) shares of capital stock (the “Amended Authorized Amount”).  Of the Amended Authorized Amount, One Billion Five Hundred Million (1,500,000,000) shares shall continue to be classified as common stock and Seven Hundred Million (700,000,000) shares shall be classified as preferred stock.

Item 2.                         Management’s Discussion and Analysis or Plan of Operations

FORWARD LOOKING STATEMENTS CAUTIONARY
This Item 2 and the June 30, 2008 Quarterly Report on Form 10-Q may contain "forward-looking statements." In some cases, you can identify forward-looking statements by terminology such as "may," "will," "should," "could," "expects," "plans," "intends," "anticipates," "believes," "estimates," "predicts," "potential" or "continue" or the negative of such terms and other comparable terminology. These forward-looking statements include, without limitation, statements about our market opportunity, our strategies, competition, expected activities and expenditures as we pursue our business plan, and the adequacy of our available cash resources. Although we believe that the expectations reflected in any forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Actual results may differ materially from the predictions discussed in these forward-looking statements. Changes in the circumstances upon which we base our predictions and/or forward-looking statements could materially affect our actual results. Additional factors that could materially affect these forward-looking statements and/or predictions include, among other things: (1) our limited operating history; (2) the risks inherent in the investigation, involvement and acquisition of a new business opportunity; (3) unforeseen costs and expenses; (4) potential litigation with our shareholders, creditors and/or former or current investors; (5) the Company's ability to comply with federal, state and local government regulations; and (6) other factors over which we have little or no control.

We do not undertake any obligation to publicly update any forward-looking statement, whether as a result of new information, future events, or otherwise, except as required by law. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause our actual results or achievements to be materially different from any future results or achievements expressed or implied by such forward-looking statements. Such factors include the factors described in our audited financial statements and elsewhere in the Company’s December 31, 2007 Annual Report on Form 10-KSB and in Part II Item 1A in this Quarterly Report on Form 10-Q.

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

The following should be read in conjunction with the annual audited Company’s financial statements included in our December 31, 2007 Annual Report on Form 10-KSB (the “Annual Report”) and with the interim unaudited condensed financial statements included in this Quarterly Report on Form 10-Q.

Business   –   ECO2 Plastics, Inc., “ECO2” or the “Company”, was incorporated under the laws of the State of Delaware in 2000, and formed for the purpose of acquiring certain patented technology and the development of a worldwide market for its usage.  ECO2 has developed a unique and revolutionary cleaning process, referred to as the ECO2 Environmental System (the “ECO2 Environmental System”). The ECO2 Environmental System cleans post-consumer plastics, without the use of water, at a substantial cost savings versus traditional methods (the “Process”). This Process is licensed from Honeywell and the Department of Energy on an exclusive basis for the life of the patent. Since its inception, ECO2 has invested in the development of the technology and equipment comprising the ECO2 Environmental System, which includes a patent issued in 2007. This included building several scaled up versions of the Prototype ECO2 Environmental System (the “Prototype”), testing of the Prototypes, building a pilot plant, evaluating the product produced by the Prototype and real-time testing. The Company’s first full scale production facility was constructed in Riverbank, California and is now producing saleable product and ramping up to full scale operations as it further develops the process. ECO2’s goal is to build and operate plastic recycling plants in the USA that utilize the ECO2 Environmental System and to expand the ECO2 Environmental System worldwide. ECO2’s growth strategy includes organic growth, strategic acquisitions and licensing or partnership agreements, where appropriate.

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

Liquidity and Capital Resources - At June 30, 2008, we had cash and cash equivalents of approximately $1.2 million, a working capital deficiency of approximately $1.0 million, compared to a working capital deficit of $18.6 million at December 31, 2007.  At June 30, 2008, we had total stockholders’ equity of approximately $5.4 million compared with total stockholder's deficit of approximately $11.8 million at December 31, 2007.  While our financial position and condition is much improved and we are well positioned for operational and financial successes in the future, at June 30, 2008, the Company does not have sufficient cash to meet its needs for the next twelve months.

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

The Company’s Board of Directors and Chief Executive Officer continue to be actively involved in discussions and negotiations with creditors and holders of Company notes payable regarding conversion of amounts owed and warrants into shares of Company common stock, and in continued fund-raising activities with new and existing investors with respect to raising additional cash. During the six months ended June 30, 2008:

•	The Company received cash of approximately $3.4 million pursuant to issuance of short-term notes payable to new and existing investors;
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

•
The Company entered into agreements with certain service providers pursuant to which the Company issued approximately 15.9 million shares of its common stock as payment for amounts owed for services of approximately $754,000;

•
Holders of promissory notes having a principal amount of approximately $6.5 million, together with related accrued interest of $525,000, exchanged such notes for 152,000,000 shares of the Company’s Series A Preferred Stock and 111,240,040 shares of the Company’s Series B-1 Preferred Stock; and

•	The Company received cash of approximately $4.5 million relating to the sale and issuance of 225,000,000 shares of its Series B-1 Preferred Stock.

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

Results of Operations –

Three months ended June 30, 2008 and 2007

Revenues were approximately $1.4 million during the three months ended June 30, 2008 as compared to $418,000 during the comparative prior year period. Revenues decreased from approximately $1.5 million during the immediately preceding quarter, which was due primarily to decreased production volumes resulting from making process changes as well as selling recycled products at earlier stages of recycling, which results in lower sales prices.

The Company derives its revenues from certain major customers.  The loss of major customers could create a significant financial hardship for the Company.  During the three months ended June 30, 2008, revenues from three customers represented approximately 74% of total revenues.

Cost of goods sold consists of the cost of raw materials processed and was approximately $1.4 million during the three months ended June 30, 2008 as compared to $430,000 during the comparative prior year period. There was a gross profit of $44,000 for the three months ended June 30, 2008 as compared to a gross profit deficit of $12,000 in the comparative prior year period, and a gross profit deficit of $83,000 during the immediately preceding quarter.  The plant has begun ramping towards full-scale operation and as a result, significant volumes of inventory are consumed for quality testing during these periods. Most of the tested material is shipped out of the plant at prices significantly lower than market standard, which resulted in relatively low gross margins. Additionally, costs of goods sold include write-downs for scrap and waste.

Plant operations and technology development expenses increased to approximately $2.0 million for the three months ended June 30, 2008 as compared to $1.5 million for the comparative prior year period.  As the Company ramps up the Riverbank Plant, operating expenses are increasing commensurate with the increase in operating activity, comprised primarily of payroll and related, utilities, occupancy, supplies, and repairs and maintenance expenses.  Payroll and related costs approximated $669,000 in during the three months ended June 30, 2008 as compared to $364,000 during the comparative prior year period, and depreciation expense approximated $360,000 during the three months ended June 30, 2008 as compared to $234,000 in the prior year period.  Other plant operating expenses approximated $643,000 during the three months ended June 30, 2008 as compared to $917,000 during the comparative prior year period.  As production increases to closer to capacity volumes, certain plant operations expenses will be included in cost of goods sold.

General and administrative expenses decreased to $1.1 million for the three months ended June 30, 2008 as compared to $2.4 million for the comparative prior year period.  Payroll and related costs approximated $665,000 during the three months ended June 30, 2008 as compared to $1.7 million in the comparative prior year period.  The decrease in 2008 payroll and related was primarily due to higher non-cash stock-based compensation in the comparative prior year period of $1.6 million as compared to $356,000 during the comparative 2008 period relating to employment agreements equity awards with certain executive officers and related recruiter fees payable in equity securities.  Consulting and legal fees expenses approximated $168,000 during the three months ended June 30, 2008 as compared to $164,000 during the comparative prior year period.

The Company’s loss from operations decreased from approximately $4.6 million for the three months ended June 30, 2007 to $3.0 million for the three months ended June 30, 2008, due primarily to the $1.3 million decrease in general and administrative expenses, largely due to a $1.2 million decrease in stock-based compensation expense, offset by a $445,000 increase in plant operations and technology development, and the absence of settlement expense paid in shares of common stock, which was $740,000 during the 2007 period.

The Company recorded interest expense of approximately $691,000 for the three months ended June 30, 2008 as compared to $3.7 million during the prior year period.  Interest expense includes amortization of debt issue costs and debt discount of approximately $260,000 during the three months ended June 30, 2008 and $3.4 million during the prior year period.  The decrease in interest expense for 2008 as compared to the prior year was primarily due to note conversions in 2008 and the last half of 2007.

The Company’s net loss decreased from approximately $8.4 million for the three months ended June 30, 2007, to $3.7 million for the three months ended June 30, 2008, due to the $1.6 million decrease in loss from operations and $3.1 million decrease in interest expense.

Six months ended June 30, 2008 and 2007

Revenues were approximately $2.9 million during the six months ended June 30, 2008 as compared to $517,000 during the comparative prior year period. Revenues decreased from approximately $3.8 million during the immediately preceding six months (the six months ended December 31, 2007), which was due primarily to decreased production volumes resulting from making process changes as well as selling recycled products at earlier stages of recycling, which results in lower sales prices.

The Company derives its revenues from certain major customers.  The loss of major customers could create a significant financial hardship for the Company.  During the six months ended June 30, 2008, revenues from three customers represented approximately 84% of total revenues.

Cost of goods sold consists of the cost of raw materials processed and was approximately $3.0 million during the six months ended June 30, 2008 as compared to $604,000 during the comparative prior year period. There was a gross profit deficit of $39,000 for the six months ended June 30, 2008 as compared to a gross profit deficit of $87,000 in the comparative prior year period, and a gross profit of $205,000 during the immediately preceding six months.  The plant has begun ramping towards full-scale operation and as a result, significant volumes of inventory are consumed for quality testing during these periods. Most of the tested material is shipped out of the plant at prices significantly lower than market standard, which resulted in relatively low gross margins. Additionally, costs of goods sold include write-downs for scrap and waste.

Plant operations and technology development expenses increased to $3.8 million for the six months ended June 30, 2008 as compared to $2.6 million for the comparative prior year period.  As the Company ramps up the Riverbank Plant, operating expenses are increasing commensurate with the increase in operating activity, comprised primarily of payroll and related, utilities, occupancy, supplies, and repairs and maintenance expenses.  Payroll and related costs approximated $1.4 million during the six months ended June 30, 2008 as compared to $710,000 during the comparative prior year period, and depreciation expense approximated $720,000 during the six months ended June 30, 2008 as compared to $443,000 in the prior year period.  Other plant operating expenses approximated $1.4 million during the both of the six months ended June 30, 2008 and 2007. As production increases to closer to capacity volumes, certain plant operations expenses will be included in cost of goods sold.

General and administrative expenses decreased to $2.4 million for the six months ended June 30, 2008 as compared to $4.7 million for the comparative prior year period.  Payroll and related costs approximated $1.6 million during the six months ended June 30, 2008 as compared to $3.4 million in the comparative prior year period.  The decrease in 2008 payroll and related was primarily due to higher non-cash stock-based compensation in the comparative prior year period of $2.8 million as compared to $812,000 during the comparative 2008 period relating to employment agreements equity awards with certain executive officers and related recruiter fees payable in equity securities.  Consulting and legal fees expenses approximated $332,000 during the six months ended June 30, 2008 as compared to $478,000 during the comparative prior year period.   The decrease in consulting and legal fees was primarily due to having fewer consulting contracts in 2008 as compared to the prior year.

The Company’s loss from operations decreased from approximately $8.0 million for the six months ended June 30, 2007 to $6.3 million for the six months ended June 30, 2008, due primarily to the $2.3 million decrease in general and administrative expenses, largely due to a $2.0 million decrease in stock-based compensation expense, offset by a $1.3 million increase in plant operations and technology development, and the absence of settlement expense paid in shares of common stock, which was $740,000 during the 2007 period.

The Company recorded interest expense of approximately $3.3 million for the six months ended June 30, 2008 as compared to $7.1 million during the prior year period.  Interest expense includes amortization of debt issue costs and debt discount of approximately $2.8 million during the six months ended June 30, 2008 and $6.4 million during the prior year period.  The decrease in interest expense for 2008 as compared to the prior year was primarily due to note conversions in 2008 and the last half of 2007.

The Company’s net loss decreased from approximately $15.2 million for the six months ended June 30, 2007 to $13.1 million for the six months ended June 30, 2008, due primarily to the $1.7 million decrease in loss from operations and $3.8 million decrease in interest expense, offset by a $3.5 million loss recorded in 2008 representing the excess of fair value of common stock issued in exchange for accounts payable, notes payable, accrued interest and warrants.

Inflation - Although our operations are influenced by general economic conditions, we do not believe that inflation had a material effect on our results of operations.

Cash Provided (Used) by Operating, Investing and Financing Activities - During the six months ended June 30, 2008 cash used by operating activities increased to approximately $5.6 million from $3.5 million during the comparative prior year period, due primarily to the increase in net loss before depreciation and amortization, stock-based compensation, amortization of debt issue costs and discount and excess of fair value of common stock issued, which is approximately $5.3 million in the 2008 period as compared to $4.7 million during the prior year period, as well as decreases in accounts payable due to payments in June 2008.

During the six months ended June 30, 2008, cash used by investing activities decreased to $548,000 relating to capital expenditures on the recycling plant as compared to $2.2 million during the prior year period, since the plant is substantially complete.  Expenditures have been primarily related to additional capacity and process improvements.

During the six months ended June 30, 2008, cash provided by financing activities was approximately $7.3 million as compared to $5.5 million during the comparative prior year period. During 2008, the Company received cash of approximately $3.6 million pursuant to issuance of short-term notes payable to new and existing investors and $4.5 million pursuant to issuances of preferred stock.  During the 2008 period, the Company repaid $475,000 of short-term notes payable and incurred stock issue costs of $242,000.  During the 2007 period, the Company received proceeds of approximately $5.8 million (including approximately $1.2 million receivable for cash in escrow for securities sold in 2006) from sales of private placement units comprised of convertible promissory notes and warrants.

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

Going concern presentation - The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. Since inception, the Company has reported losses and operating activities have used cash, and has net working capital deficiencies and net capital deficiencies, which raises substantial doubt about its ability to continue as a going concern. The Report of Independent Registered Public Accounting Firm included in the Company’s Annual Report on Form 10-KSB stated that these conditions, among others, raise substantial doubt about the Company’s ability to continue as a going concern. Company management intends to raise additional financing to fund future operations and to provide additional working capital. However, there is no assurance that such financing will be obtained in sufficient amounts necessary to meet the Company’s needs. The accompanying financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that may result from the outcome of this uncertainty.

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

In April 2007 the Company was granted $84,000 for research from a private consortium.  The Company will receive payments based on achievement of milestones as defined in the grant.  No payments were received and no revenues were recognized in 2007 as the milestones were not yet met.  In 2008 certain milestones were met and the Company recognized approximately $161,000 of revenue.

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

Recent accounting pronouncements - Effective January 1, 2008, the Company adopted SFAS No. 157, “Fair Value Measurements” (“SFAS 157”), for financial assets and liabilities. Adoption of SFAS 157 did not have a material impact on the Company’s results of operations, financial position or liquidity. This standard defines fair value, provides guidance for measuring fair value and requires certain disclosures. This standard does not require any new fair value measurements, but rather applies to all other accounting pronouncements that require or permit fair value measurements. This standard does not apply measurements related to share-based payments. SFAS 157 discusses valuation techniques, such as the market approach (comparable market prices), the income approach (present value of future income or cash flow), and the cost approach (cost to replace the service capacity of an asset or replacement cost). The statement utilizes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value into three broad levels. The following is a brief description of those three levels:

Level 1: Observable inputs such as quoted prices (unadjusted) in active markets for identical assets or liabilities.

Level 2: Inputs other than quoted prices that are observable for the asset or liability, either directly or indirectly. These include quoted prices for similar assets or liabilities in active markets and quoted prices for identical or similar assets or liabilities in markets that are not active.

Level 3: Unobservable inputs that reflect the reporting entity’s own assumptions.

The Company’s financial assets subject to fair value measurements are comprised of cash and cash equivalents of $1,165,000 all of which are valued using Level 1 observable inputs.

In February 2008, the Financial Accounting Standards Board, or FASB, issued FASB Staff Position No. FAS 157-2, “Effective Date of FASB Statement No. 157”, which provides a one year deferral of the effective date of SFAS 157 for non-financial assets and non-financial liabilities, except those that are recognized or disclosed in the financial statements at fair value at least annually. Therefore, the Company adopted the provisions of SFAS 157 with respect to its financial assets and liabilities only.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS 159”), which is effective for fiscal years beginning after November 15, 2007.  Adoption of SFAS 159 did not have a material impact on the Company’s results of operations, financial position or liquidity.

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

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities – an amendment of SFAS No. 133. This statement changes the disclosure requirements for derivative instruments and hedging activities. SFAS No. 161 requires enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. SFAS No. 161 is effective for the Company’s interim period beginning January 1, 2009. The Company does not use derivative financial instruments nor does it engage in hedging activities.  The Company is currently evaluating the impact of implementation of SFAS No. 161 on its financial position, results of operations and cash flows.

In June 2008, the FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles. This statement identifies the sources of generally accepted accounting principles and provides a framework, or hierarchy, for selecting the principles to be used in preparing U.S. GAAP financial statements for nongovernmental entities.  This statement makes the GAAP hierarchy explicitly and directly applicable to preparers of financial statements.  The hierarchy of authoritative accounting guidance is not expected to change current practice but is expected to facilitate the FASB ‘s plan to designate as authoritative its forthcoming codification of accounting standards.  This statement is effective 60 days following the SEC’s approval of the PCAOB’s related amendments to remove the GAAP hierarchy from its auditing standards.

Item 3.                                  Quantitative and Qualitative Disclosures about Market Risk.

We do not use derivative financial instruments. Our financial instruments consist of cash and cash equivalents, trade accounts receivable, accounts payable and short and long-term borrowing obligations. Investments in highly liquid instruments purchased with a remaining maturity of 90 days or less at the date of purchase are considered to be cash equivalents.

Our exposure to market risk for changes in interest rates relates primarily to our cash and cash equivalents and short and long-term obligations, all of which have fixed interest rates. Thus, fluctuations in interest rates would not have a material impact on the fair value of these securities.  Based on our cash and cash equivalents balances at June 30, 2008, a 100 basis point increase or decrease in interest rates would result in an immaterial increase or decrease in interest income on an annual basis.

Cash and cash equivalents are maintained at financial institutions and, at times, balances may exceed federally insured limits.  The Company has never experienced any losses related to these balances.  Such amounts on deposit in excess of federally insured limits at June 30, 2008 approximated $1 million.

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
•
provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and

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

Our management, with the participation of our Chief Executive Officer and Interim Chief Financial Officer, assessed the effectiveness of the Company’s disclosure controls and procedures (as defined in the rules and regulations of the SEC under the Exchange Act) as of June 30, 2008 (the “Evaluation Date”).   For those reasons noted above with respect to the assessment of control effectiveness at December 31, 2007, Management determined that its controls were ineffective, and accordingly, has concluded that the Company’s disclosure controls over financial reporting were not effective as of the Evaluation Date.

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

PART II - OTHER INFORMATION

Item 1.                                Legal Proceedings

On October 16, 2007, Robert Trotter, dba Bob Trotter’s Welding (“Trotter”), a former vendor, filed a claim against ECO2 and its Director and CTO, Gary De Laurentiis in Tuolumne County Superior Court in the state of California.  Trotter is alleging breach of contract and that he is due fees for services provided in excess of $68,000, of which $7,500 is alleged to be due from the Company.    Following two of three non-binding arbitrations that were both decided in favor of the Company, the parties agreed to settle all suits out of court for $10,000.  Although the Company maintains that the claims were not justified, the settlement minimized additional legal expenses that would have been incurred by going to trial.

The Company is unaware of any other threatened or pending litigation against it not in the ordinary course of business and that has not previously been disclosed.

Item 1A.                        Risk Factors

Risks Related to Our Business

We have had losses since our inception. We expect losses to continue in the near future and there is a risk we may never become profitable.

We have incurred losses and experienced negative operating cash flows since inception. While we cannot guarantee future results, levels of activity, performance or achievements, we expect our revenues to continue to grow in the coming quarters, which will produce gross profits in such amounts so as to more than cover our operating expenses.  Actual results may differ materially from those predicted and changes in the circumstances upon which we base our predictions could materially affect our actual results.

Our independent registered public accounting firm, Salberg & Company, P.A., has expressed doubt about our ability to continue as a going concern, which may hinder our ability to obtain future financing.

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

The exclusive Patent License Agreement being granted to the Company, as amended, (the “License Agreement”) for our technology with Honeywell FM&T for the system is for the life of the patent, or until terminated by Honeywell FM&T in the event of (i) the bankruptcy of the Company; (ii) an assignment for the benefit of creditors of the Company, (iii) the nationalization of the industry which encompasses any of the products and/or services, limited only within the nationalizing country; (iv) any suspension of payments hereunder by governmental regulation, (v)  the Company’s failure to commercialize the licensed technology under this License Agreement; (vi) or the existence of a state of war between the United States of America and any country where the Company has a License to manufacture products and/or services.

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

Should a change in the Chief Executive Officer occur, without the consent of holders of a majority of the outstanding shares of Series B Preferred Stock, holders of a majority of the then outstanding shares of Series B Preferred Stock could require redemption of the Series B Preferred Stock.

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

We may, in the future, receive citations or notices from governmental authorities that our operations are not in compliance with our permits or certain applicable regulations, including various transportation, environmental or land use laws and regulations. Should we receive such citations or notices, we would generally seek to work with the authorities to resolve the issues raised by such citations or notices. There can be no assurance, however, that we will always be successful in this regard, and the failure to resolve a significant issue could result in adverse consequences to us.

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

We may need to hire additional employees as we grow.

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

Item 2.                                Unregistered Sales of Equity Securities and Use of Proceeds.

During the three months ended March 31, 2008, the Company (i) received approximately $2.2 million from loans from new and existing investors, (ii) entered into agreements with holders of certain notes payable pursuant to which the Company issued (subsequent to March 31, shares were issuable as of March 31) approximately 243.9 million shares of Company common stock in consideration for conversion of all convertible notes payable of approximately $13.2 million together with related accrued interest of approximately $1.7 million and the surrender of outstanding warrants to purchase approximately 38.6 million shares of Company common stock, (iii) entered into agreements with related party and non-related party creditors providing for issuance of  approximately 15.9 million shares of Company common stock as payment for accounts payable or accrued amounts owed of $754,000, and (iv) entered into agreements with holders of warrants to purchase Company common stock pursuant to which the Company will issue 81.9 million shares of its common stock in exchange for the cancellation of warrants to purchase approximately 124.2 million shares.  All securities have been issued as of June 30, 2008.

During the period covered by this 10-Q, the Company sold the following securities which were not registered under the Securities Act of 1933 (the “Act”):

Short Term Notes - During 2007, the Company received cash proceeds of approximately $2.2 million from new and existing investors and issued to each lender a promissory note with an interest rate of 15% per annum, due and payable on demand within 180 days (the “Short-Term Notes”), and warrants to purchase approximately 15 million shares of Company common stock with an exercise price of $0.06 per share that expire in April 2015.  During the six months ended June 30, 2008, the Company received cash of approximately $3.1 million and issued to each lender Short-Term Notes, and issued to certain lenders warrants to purchase approximately 9.2 million shares of Company common stock with an exercise price of $0.06 per share that expire in April 2015.   The shares underlying the warrants are subject to piggy back registration rights.  The exercise price of the warrants is subject to anti-dilution downward adjustments in the event the Company sells common stock at a price below the exercise price.

Exchange of Director Notes and Short-term Notes for Convertible Preferred Stock - During 2007, the Company received cash proceeds of approximately $2.7 million from various members of the Company’s Board of Directors (the “Director Notes”).  In June 2008, holders of outstanding Director Notes and Short-term Notes (defined above), which had an outstanding principal amount of approximately $2.9 million and $4.6 million and related accrued interest payable of $318,000 and $206,000, respectively, exchanged all such notes and accrued interest for 152,843,413 shares of the Company’s Series A Convertible Preferred Stock and 111,240,040 shares of the Company’s Series B-1 Convertible Preferred Stock.

Other Notes Payable - In January 2008, the Company received $300,000 cash from a new investor and issued a $300,000 promissory note bearing interest at 15% and due in sixty days.  In May 2008, the note and related accrued interest was paid in full.

During the six months ended June 30, 2008, one of the Company’s Executive Officers loaned the Company $270,000 pursuant to terms of short-term notes payable bearing interest at 15%, and repaid $175,000 of the loan, including interest thereon.  At June 30, 2008, there is $95,000 still outstanding as notes payable.

Preferred Stock Issued for Cash and Exchange of Debt and Other Securities – On June 4, 2008, the Company issued (i) 336,244,040 shares of Series B-1 Preferred Stock, 165,000,000 shares of its Series B-1 Preferred Stock for $3.3 million cash, (ii) 152,843,413 shares of its Series A (referenced above) and a total of 336,244,040 shares of its Series B-1 Preferred Stock (of which 111,240,040 shares referenced above) in exchange for outstanding promissory notes having a principal balance of approximately $7.5 million and related accrued interest payable of $525,000, and (iii), of the 336,244,040 shares of Series B-1 Preferred Stock, 60,000,000 shares of its Series B-1 Preferred Stock in exchange for shares of the Company’s “old” preferred series a preferred stock, which was issued in exchange for $1.2 million cash received during April and May 2008, and which such series was eliminated upon exchange.

Common Stock Purchase Warrants - During the three months ended June 30, 2008, the Company issued to certain of its non-employee directors warrants to purchase 750,000 shares and 1,000,000 shares of its common stock at an exercise price of $0.22 and $0.07, respectively, each expiring in April 2015.

In connection with, among other things, consummation of the June 4 financing transactions resulting in exchanges of outstanding notes payable and receipt of cash in consideration of the issuance of shares of the Company’s Series A and Series B-1 Convertible Preferred Stock, the Company issued to each of two of the Company’s new Directors warrants to purchase 10,918,072 shares of its common stock at a per share price of $0.02 with a ten-year term.

Common Stock Issued for Accounts Payable - In March 2008, the Company issued approximately 15.9 million shares of its common stock for accounts payable or accrued amounts owed.

Item 3.                      Defaults Upon Senior Securities

Not applicable.

Item 4.  Submission of Matters to a Vote of Securities Holders

Pursuant to the Definitive Schedule 14C filed by the Company on May 15, 2008 (File No. 033-31067), effective May 12, 2008, the Company amended its Certificate of Incorporation with the state of Delaware (the “Amendment”).

On April 25, 2008, ECO2’s board of directors and on April 28, 2008 the holders of a majority of the outstanding shares of common stock of the Company, approved an amendment of the Company’s Certificate of Incorporation, as amended, to change the number of authorized shares to Two Billion shares of all classes of capital stock (the “Authorized Amount”).  Of the Authorized Amount, One Billion Five Hundred Million (1,500,000,000) shares shall be classified as common stock and Five Hundred Million Shares (500,000,000) shares shall be classified as preferred stock.  On June 2, 2008, the Company received notice from the state of Delaware confirming the effectiveness of the Amendment.

In connection with the financing agreements executed by the Company on June 4, 2008, disclosed by the Company in a Form 8-K on June 10, 2008 (File No. 033-31067), and pursuant to the Preliminary Schedule 14C filed by the Company on July 21, 2008 (File No. 033-31067), the Company seeks to amend its Certificate of Incorporation again with the state of Delaware (the “Subsequent Amendment”) to increase the amount of authorized shares of capital stock.

Pursuant to the Subsequent Amendment, on July 2, 2008, ECO2’s board of directors approved an amendment of the Company’s Certificate of Incorporation, as amended, to change the number of authorized shares to Two Billion Two Hundred Million shares of capital stock (the “Amended Authorized Amount”).  Of the Amended Authorized Amount, One Billion Five Hundred Million (1,500,000,000) shares shall continue to be classified as common stock and Seven Hundred Million Shares (700,000,000) shares shall be classified as preferred stock.   On August 1, 2008, the Company filed a Definitive Schedule 14C (File No. 033-31067).

Item 5.                      Other Information

None.

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

ECO2 PLASTICS, INC.

/s/ Rodney S. Rougelot
Rodney S. Rougelot
Director, Chief Executive Officer and Interim Chief Financial Officer

DATE

August 5, 2008

EXHIBIT INDEX

Exhibit No.	Description	Location

3.1(i)	Amendment to Restated Certificate of Incorporation	Incorporated by reference to Exhibit A to the DEFR14C filed by the Company on November 30, 2005.

3.2(i)	Restated Certificate of Incorporation	Incorporated by reference to Exhibit B to the DEF-14C filed by the Company on September 9, 2002.

3.3(i)	Certificate of Incorporation	Incorporated by reference to the Form S-18 Registration Statement filed by the Company File No. 33-31-67.

3.4(i)	Amendment to Restated Certificate of Incorporation	Incorporated by reference to the DEF-14C filed by the Company on February 22, 2007.

3.5(i)	Amendment to Restated Certificate of Incorporation	Incorporated by reference to the DEF-14C filed by the Company on May 15, 2008.

3.6(ii)	Bylaws	Incorporated by reference to Exhibit B to the DEF-14C filed by the Company on September 9, 2002.

31.1	Certification of CEO and Interim CFO pursuant to Section 302 of the Sarbanes-Oxley Act	Attached

32.1	Certification of CEO and Interim CFO pursuant to Section 906 of the Sarbanes-Oxley Act	Attached