Form 10-Q
period 2008-09-30
ECO2 PLASTICS INC
filed 2008-11-14
CIK 855372

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE
SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2008

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

The number of shares of the Company's common stock issued and outstanding on September 30, 2008 is 549,441,434.

Indicate by check mark whether the registrant is a large accelerated filer [ ], an accelerated filer [ ], a non-accelerated filer [ ], or a smaller reporting company [X].

ECO2 PLASTICS, INC.
FORM 10-Q

PART I - FINANCIAL INFORMATION
Item 1.    Financial Statements

ECO2 Plastics, Inc.
Condensed Balance Sheets
(in thousands, except share and per share data)

	September 30,	December 31,
	2008	2007
	(unaudited)
Cash and cash equivalents	$1,091	$101
Accounts receivable, net of allowance of $15 and $48	606	581
Inventory	330	475
Prepaid expenses and other current assets	6	2
Total current assets	2,033	1,159
Property and equipment, net	9,153	7,864
Deferred debt issue costs, net	163	445
Other assets	68	47

Total assets	$11,417	$9,515

Accounts payable	$2,337	$2,900
Accounts payable to related parties	84	692
Accrued liabilities	838	645
Accrued interest on notes payable
Due to related parties	25	846
Due to others	10	801
Notes payable, net of debt discount
Due to related parties, net of debt discount of $0 and $1,856	-	7,415
Due to others, net of debt discount of $0 and $2,558	-	5,910
Convertible notes payable, net of debt discount of $3,526	439
Current portion of note payable to California Integrated Waste Management Board	207	200
Participation Certificates obligations issued prior to 2004	354	354
Total current liabilities	4,294	19,763
Note payable to California Integrated Waste Management Board, net of current portion	1,327	1,507
Total liabilities	5,621	21,270
Commitments and contingencies (Notes 8 and 9)
Stockholders' equity (deficit)
Preferred stock, $0.001 par value, 700,000,000 shares authorized,
Series A convertible, 152,843,414 shares authorized, issued and
outstanding, preference in liquidation $4,585	153	-
Series B-1 convertible, 336,240,040 shares authorized, issued
and outstanding, preference in liquidation $6,725	336	-
Series B-2 convertible, 10,916,546 shares authorized, none issued and outstanding	-
Common stock, $0.001 par value, 1,500,000,000 shares authorized,
547,061,445 and 190,920,594 shares issued and outstanding	547	191
180,000 and 7,180,000 shares issuable	-	7
Additional paid-in capital	102,657	66,843
Deferred stock-based consulting	(11)	(24)
Accumulated deficit	(97,886)	(78,772)
Total stockholders' equity (deficit)	5,796	(11,755)

Total liabilities and stockholders' equity (deficit)	$11,417	$9,515

See accompanying notes to condensed financial statements.

ECO2 Plastics, Inc.
Condensed Statements of Operations
(in thousands, except per share data)
(unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2008	2007	2008	2007
			(see Note 2)
Revenue	$2,525	$1,449	$5,445	$1,966
Cost of goods sold	1,893	1,247	4,852	1,850
Gross margin	632	202	593	116
Operating expenses
Plant operations and technology development	2,764	1,708	6,588	4,264
General and administrative, including share-based
payments of $281 and $1,804 and $1,093 and $3,871	1,162	1,959	3,563	6,614
Settlement expense paid in shares of common stock	-	(60)	-	680

Total operating expenses	3,926	3,607	10,151	11,558

Loss from operations	(3,294)	(3,405)	(9,558)	(11,442)
Other income (expense)
Interest expense, including amortization of debt discount and
debt issue costs of $474 and $4,220 and $5,474 and $10,658	(529)	(4,686)	(6,098)	(11,834)
Excess of fair value of common stock issued in exchange for
accounts payable, notes and accrued interest payable and warrants	-	-	(3,458)	-
Total other income (expense)	(529)	(4,686)	(9,556)	(11,834)

Loss before income taxes	(3,823)	(8,091)	(19,114)	(23,276)
Income taxes	-	-	-	-

Net loss	$(3,823)	$(8,091)	$(19,114)	$(23,276)

Net loss per common share, basic and diluted	$(0.01)	$(0.05)	$(0.04)	$(0.16)

Weighted average shares used in computing
net loss per common share, basic and diluted	547,241,445	156,996,719	468,175,507	141,168,000

See accompanying notes to condensed financial statements.

ECO2 Plastics, Inc.
Condensed Statement of Changes in Stockholders' Equity (Deficit)
For the Nine Months Ended September 30, 2008
(in thousands, except share data)
(unaudited)

	Convertible Preferred Stock
	Series A		Series B-1		Common stock		Common Stock Issuable		Additional paid-in	Deferred stock-based	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	capital	consulting	deficit	Total
									(see Note 2)		(see Note 2)	(see Note 2)
Balance at December 31, 2007	-	$-	-	$-	190,920,594	$191	7,180,000	$7	$66,843	$(24)	$(78,772)	$(11,755)
Amortization of deferred
stock-based consulting										13		13
Value of warrants issued
with notes payable									540			540
Stock-based compensation
expense									939			939
Shares issued in exchange
for accounts payable					15,944,077	16			813			829
Shares vested for executive
compensation					7,700,000	7			(7)			-
Shares issued in exchange for
notes payable, accrued
interest and warrants					325,853,917	326			17,786			18,112
Issuance of shares
previously recorded as
issuable					7,000,000	7	(7,000,000)	(7)				-
Preferred shares issued in
exchange for:
Notes payable and related
accrued interest	152,843,414	153	111,240,040	111					7,598			7,862
Cash			165,000,000	165					3,135			3,300
"old" Series A preferred
stock			60,000,000	60					1,140			1,200
Stock issue costs									(242)			(242)
Decrease in shares issuable
previously recorded as
issued in 2006					(357,143)	-						-
Value of beneficial
conversion feature and
warrants issued with
convertible notes payable									3,968			3,968
Value of warrants issued
for services									144			144
Net loss for the nine months
ended September 30, 2008											(19,114)	(19,114)
Balance at September 30, 2008	152,843,414	$153	336,240,040	$336	547,061,445	$547	180,000	$-	$102,657	$(11)	$(97,886)	$5,796

See accompanying notes to condensed financial statements.

ECO2 Plastics, Inc.
Condensed Statements of Cash Flows
(in thousands)
(unaudited)

	Nine months ended September 30,
	2008	2007
Cash flows from operating activities:	(see Note 2)
Net loss	$(19,114)	$(23,276)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation and amortization	1,080	788
Excess of fair value of common stock issued and issuable in exchange
for accounts payable, notes payable, accrued interest and warrants	3,458	-
Stock-based compensation and settlement expense	1,098	4,546
Amortization of debt issue costs and discount	5,474	10,658
Expenses paid by issuance of notes payable	-	75
Changes in operating assets and liabilities:
Accounts receivable	(25)	(539)
Inventory	145	(73)
Prepaid expenses and other assets	(25)	50
Accounts payable	(417)	1,832
Accrued liabilities	807	824
Other	10	-
Net cash used by operating activities	(7,509)	(5,115)
Cash flows from investing activities:
Purchase of property, plant & equipment	(2,369)	(2,943)
Net cash used by investing activities	(2,369)	(2,943)
Cash flows from financing activities:
Payments on CIWMB note payable	(174)	(163)
Proceeds from issuance of notes payable	7,458	8,886
Repayments of notes payable	(475)	(300)
Proceeds from issuance of preferred stock	4,500	-
Principal payments on capital lease obligations	-	(14)
Proceeds from exercise of warrants	-	2
Payments of stock issue costs	(242)	-
Payments of debt issue costs	(199)	(169)
Net cash provided by financing activities	10,868	8,242
Net increase in cash and cash equivalents	990	184
Cash and cash equivalents, beginning of period	101	97
Cash and cash equivalents, end of period	$1,091	$281
Supplemental disclosures of cash flow information:
Cash paid for interest	$74	$61
Cash paid for income taxes	$-	$-

Supplemental disclosures of non-cash investing and financing activities:
Debt discount	$4,504	$7,351
Deferred debt issue costs	$-	$82
Common stock exchanged for notes payable, accrued interest and warrants	$13,031	$3,054
Common stock exchanged for accounts payable and accrued liabilities	$754	$123
Preferred stock exchanged for notes payable and accrued interest	$7,862	$-

See accompanying notes to condensed financial statements.

ECO2 Plastics, Inc.
Notes to Condensed Financial Statements
September 30, 2008
(unaudited)

Note 1. Description of Business and Summary of Significant Accounting Policies

Organization and Business – ECO2 Plastics, Inc., (“ECO2”or the “Company”), was incorporated under the laws of the State of Delaware in 2000, and formed for purposes of acquiring certain patented technology and development of a worldwide market.

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

Basis of presentation and Going Concern - The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate the Company’s continuation as a going concern. Since inception, the Company has reported losses and operating activities have used cash, and it has a working capital deficiency that has raised substantial doubt about its ability to continue as a going concern. The Company reported a net loss of approximately $19.1 million for the nine months ended September 30, 2008, and $32.6 million for the year ended December 31, 2007, and operating activities used cash of approximately $7.5 million during the nine months ended September 30, 2008 and $7.2 million for the year ended December 31, 2007, and as of September 30, 2008, had stockholders’ equity of $5.8 million, including accumulated losses from inception of $97.9 million.

Company management intends to raise additional equity and/or debt financing to fund future capital expenditures, operations and to provide additional working capital.  During the three months ended September 30, 2008, the Company received approximately $3.9 million from new and existing investors in exchange for convertible notes payable bearing interest at 15%, due in March 2009 and collateralized by a pledge of substantially all of the Company’s assets, subordinate only to CIWMB borrowings, and warrants to purchase approximately 129 million shares of Company common stock at $0.015 per share.   During the three months ended June 30, 2008, the Company received $1.2 million from loans from new and existing investors, and received $4.5 million from sales of 225 million shares of its convertible preferred stock, and issued approximately 264 million shares of its convertible preferred stock in exchange for outstanding promissory notes having a principal balance of approximately $7.5 million and related accrued interest payable of $525,000.   During the three months ended March 31, 2008, the Company (i) received approximately $2.2 million from loans from new and existing investors, (ii) entered into agreements with holders of certain notes payable pursuant to which the Company issued approximately 243.9 million shares of Company common stock in consideration for conversion of all convertible notes payable of  $13.2 million together with related accrued interest of approximately $1.7 million and the surrender of outstanding warrants to purchase approximately 38.6 million shares of Company common stock, (iii) entered into agreements with related party and non-related party creditors providing for issuance of  approximately 15.9 million shares of Company common stock as payment for accounts payable or accrued amounts owed of $754,000, and (iv) entered into agreements with holders of warrants to purchase Company common stock pursuant to which the Company issued 81.9 million shares of its common stock in exchange for the cancellation of warrants to purchase approximately 124.2 million shares.  The Company’s Board of Directors and Chief Executive Officer continue to be actively involved in discussions and negotiations with investors in order to fund next generation processing and other equipment, and to provide adequate working capital for operations with a near-term goal of generating positive cash flow from operations. There is no assurance that continued financing proceeds will be obtained in sufficient amounts necessary to meet the Company's needs. In view of these matters, continuation as a going concern is dependent upon the Company's ability to meet its financing requirements, raise additional capital, and the future success of its operations.

The accompanying financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that may result from the possible inability of the Company to continue as a going concern.

Interim financial statements - The accompanying unaudited condensed financial statements and related notes are presented in accordance with the rules and regulations of the Securities and Exchange Commission with regard to interim financial information. Accordingly, the condensed financial statements do not include all of the information and notes to financial statements required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation of the Company’s financial position, results of operations and cash flows for the interim periods presented have been included. Results of operations for the September 30, 2008 interim periods are not necessarily indicative of the results to be expected for the entire fiscal year ending December 31, 2008 or for any other future interim period. The accompanying unaudited interim condensed financial statements should be read in conjunction with the audited annual financial statements included in the Company’s December 31, 2007 Annual Report on Form 10-KSB.

Significant accounting policies used in preparation of the Company’s financial statements are disclosed in notes to its audited annual December 31, 2007 financial statements. A condensed summary of disclosures regarding certain of such policies are set forth below.

Use of estimates in the preparation of financial statements - Preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenue and expenses during the reporting periods. Actual results could differ from those estimates. The more significant accounting estimates inherent in the preparation of the Company's financial statements include estimates as to the depreciable lives of property and equipment, valuation of accounts receivable and inventories, amounts of contingent liabilities, valuation of equity related instruments and derivatives issued and issuable, and valuation allowance for deferred income tax assets.

Cash and cash equivalents - The Company considers deposits that can be redeemed on demand and investments that have original maturities of less than three months when purchased to be cash equivalents.

Contingencies - Certain conditions may exist as of the date financial statements are issued, which may result in a loss to the Company, but which will only be resolved when one or more future events occur or fail to occur. Company management and its legal counsel assess such contingent liabilities, and such assessment inherently involves an exercise of judgment. In assessing loss contingencies related to legal proceedings that are pending against the Company or unasserted claims that may result in such proceedings, the Company's legal counsel evaluates the perceived merits of any legal proceedings or unasserted claims as well as the perceived merits of the amount of relief sought or expected to be sought therein. If the assessment of a contingency indicates that it is probable that a liability has been incurred and the amount of the liability can be reasonably estimated, then the estimated liability would be accrued in the Company's financial statements. If the assessment indicates that a potentially material loss contingency is not probable, but is reasonably possible, or is probable, but cannot be reasonably estimated, then the nature of the contingent liability, together with an estimate of the range of possible loss if determinable would be disclosed.

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

Cost of goods sold – Cost of goods sold includes costs of raw materials processed, and on occasion, write-downs for waste product.

Basic and diluted net loss per share - Basic net loss per common share is computed by dividing net loss by the weighted-average number of common shares outstanding during the period. Diluted net loss per common share is determined using the weighted-average number of common shares outstanding during the period, adjusted for the dilutive effect of common stock equivalents, consisting of shares that might be issued upon exercise of common stock options, warrants or convertible promissory notes. In periods where losses are reported, the weighted-average number of common shares outstanding excludes common stock equivalents, because their inclusion would be anti-dilutive.  Computations of net loss per share for interim periods ended September 30, 2008, exclude 195,422,058 shares issuable upon exercise of outstanding warrants to purchase common stock, 264,312,856 shares issuable upon conversion of outstanding convertible notes payable and 489,083,454 shares issuable upon conversion of outstanding convertible preferred stock. Computations of net loss per share for the interim periods ended September 30, 2007, exclude 136,231,211 shares relating to common stock issuable upon conversion of convertible notes payable, and 172,914,521 shares issuable upon exercise of outstanding and issuable warrants. These common stock equivalents could have the effect of decreasing diluted net income per share in future periods.

Reclassifications – Certain amounts in 2007 financial statements have been reclassified to conform to 2008 presentation.

Recent accounting pronouncements - Effective January 1, 2008, the Company adopted SFAS No. 157, Fair Value Measurements (“SFAS 157”), for financial assets and liabilities. Adoption of SFAS 157 did not have a material impact on the Company’s results of operations, financial position or liquidity. This standard defines fair value, provides guidance for measuring fair value and requires certain disclosures. This standard does not require any new fair value measurements, but rather applies to all other accounting pronouncements that require or permit fair value measurements. This standard does not apply measurements related to share-based payments. SFAS 157 discusses valuation techniques, such as the market approach (comparable market prices), the income approach (present value of future income or cash flow), and the cost approach (cost to replace the service capacity of an asset or replacement cost). The statement utilizes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value into three broad levels. The following is a brief description of those three levels:

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

In February 2008, the Financial Accounting Standards Board, or FASB, issued FASB Staff Position No. FAS 157-2, Effective Date of FASB Statement No. 157, which provides a one year deferral of the effective date of SFAS 157 for non-financial assets and non-financial liabilities, except those that are recognized or disclosed in the financial statements at fair value at least annually. Therefore, the Company adopted the provisions of SFAS 157 with respect to its financial assets and liabilities only.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS 159”), which is effective for fiscal years beginning after November 15, 2007.  Adoption of SFAS 159 did not have a material impact on the Company’s results of operations, financial position or liquidity.

In June 2007, the Emerging Issues Task Force of the FASB issued EITF Issue No. 07-3, Accounting for Nonrefundable Advance Payments for Goods or Services to be Used in Future Research and Development Activities, (“EITF 07-3”) which is effective for fiscal years beginning after December 15, 2007. EITF 07-3 requires that nonrefundable advance payments for future research and development activities be deferred and capitalized. Such amounts will be recognized as an expense as goods are delivered or services are performed. Adoption of EITF 07-3 did not have a material impact on the Company’s results of operations or financial position.

In December 2007, the FASB issued SFAS No. 141(R), Business Combinations (“SFAS 141(R)”), which replaces SFAS No. 141. SFAS No. 141(R) establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any non-controlling interest in the acquiree and the goodwill acquired. The Statement also establishes disclosure requirements which will enable users to evaluate the nature and financial effects of the business combination. SFAS 141(R) is effective for fiscal years beginning after December 15, 2008. The adoption of SFAS 141(R) will have an impact on accounting for future business combinations.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements – an amendment of Accounting Research Bulletin No. 51 (“SFAS 160”), which establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable to the parent and to the noncontrolling interest, changes in a parent’s ownership interest and the valuation of retained non-controlling equity investments when a subsidiary is deconsolidated. The Statement also establishes reporting requirements that provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the non-controlling owners. SFAS 160 is effective for fiscal years beginning after December 15, 2008. In the absence of possible future investments, application of SFAS 160 will have no effect on the Company’s financial statements.

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities – an amendment of SFAS No. 133 ("SFAS 161"). This statement changes the disclosure requirements for derivative instruments and hedging activities. SFAS No. 161 requires enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. SFAS No. 161 is effective for the Company beginning January 1, 2009. The Company does not use derivative financial instruments nor does it engage in hedging activities.  The Company is currently evaluating the impact of implementation of SFAS No. 161 on its financial position, results of operations and cash flows.

In June 2008, the FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles. This statement identifies the sources of generally accepted accounting principles and provides a framework, or hierarchy, for selecting the principles to be used in preparing U.S. GAAP financial statements for nongovernmental entities.  This statement makes the GAAP hierarchy explicitly and directly applicable to preparers of financial statements.  The hierarchy of authoritative accounting guidance is not expected to change current practice but is expected to facilitate the FASB‘s plan to designate as authoritative its forthcoming codification of accounting standards.  This statement is effective 60 days following the SEC’s approval of the PCAOB’s related amendments to remove the GAAP hierarchy from its auditing standards.

In June 2008, the Emerging Issues Task Force of the FASB issued EITF Issue No. 08-4, Transition Guidance for Conforming Changes to Issue No. 98-05 (“EITF 08-4”), which is effective for fiscal years ending after December 15, 2008, with earlier application permitted.  EITF 08-4 provides for, among other things, revisions to certain provisions of EITF 98-05, including nullification of guidance under EITF 98-05 that upon conversion, unamortized discounts for instruments with beneficial conversion features should be included in the carrying value of the convertible security that is transferred to equity at the date of conversion.  This nullification was made to update guidance to acknowledge the issuance of EITF Issue No. 00-27, which revised accounting guidance to require immediate recognition of interest expense for the unamortized discount.  See Note 2.

Note 2.                      Change in Accounting Principle

The September 30, 2008 financial statements reflect adoption of EITF 08-4.  In accordance with EITF 08-4 Transition Guidance and SFAS No. 154, Accounting for Changes and Error Corrections, the Company has retrospectively applied the accounting guidance of EITF 00-27.  During the three months ended March 31, 2008, certain convertible promissory notes payable were exchanged for shares of Company common stock and the remaining unamortized debt discount of approximately $2.2 million was transferred to equity.  As a result of adoption of EITF 00-27 accounting guidance, the September 30, 2008 financial statements retrospectively give effect to recognition of the $2.2 million remaining unamortized debt discount as interest expense.  Accordingly, interest expense and net loss for the nine months ended September 30, 2008 are approximately $2.2 million more than would have been in the absence of retrospective application and additional paid in capital is $2.2 million more.  There is no effect on cash flows.  There was no cumulative effect for periods prior to 2008.

Note 3.                      Inventories

Inventories at September 30, 2008, consist of the following (in thousands):

Raw materials	$221
Finished goods	109
Total	$330

Note 4.  Concentrations and Major Customers

Technology License - The Company’s business is reliant on its licensing of technology from Honeywell.  Pursuant to terms of a license agreement entered into by the Company and Honeywell, as amended, the Company obtained exclusive, nontransferable, worldwide license rights for the life of the underlying patent to practice the methods and to make, use, and sell the products and/or services and to certain sublicense rights, which are covered by the proprietary rights, limited to the field of use of separating and recovering motor oil from high density polyethylene plastic. Under this agreement, the Company is required to pay royalties at a rate of $0.005 per pound of recycled plastics sold, with minimum annual royalties of $100,000 for 2007, $200,000 for 2008 and $300,000 for 2009 and for years thereafter.  Honeywell may terminate this agreement in the event of, among other things, the nationalization of the industry which encompasses any products or services, any suspension of payments under the terms of the agreement by government regulation, a substantial change in ownership of the Company (whether resulting from merger, acquisition, consolidation or otherwise), another company or person acquiring control of the Company, or the existence of a state of war between the United States and any country where the Company has a license to manufacture products or provide services.

Cash in excess of federally insured limits - Cash and cash equivalents are maintained at financial institutions and, at times, balances may exceed federally insured limits.  The Company has never experienced any losses related to these balances.  Such amounts on deposit in excess of federally insured limits at September 30, 2008 approximated $1 million.

Major Customers - During the nine months ended September  30, 2008 and 2007, the Company had revenues of over 10% of total revenue from individual customers and related accounts receivable over 10% of total accounts receivable at September 30, 2008 as follows (“*” means < 10%):

	Revenues		Accounts Receivable
	2008	2007
Customer 1	27%	29%	*
Customer 2	20%	13%	*
Customer 3	14%	*	*
Customer 4	14%	*	46%
Customer 5	10%	32%	10%
Customer 6	*	*	36%

Note 5.  Notes Payable

Convertible Promissory Notes – During 2008, the Company issued approximately 243.9 million shares of its common stock in exchange for full satisfaction of all outstanding convertible notes payable, which approximated $13.2 million and related accrued interest of approximately $1.7 million, and the return of outstanding warrants to purchase approximately 38.6 million shares of Company common stock having an exercise price of $0.06 per share and expiring in April 2015, which such warrants were acquired when the notes were issued.  The total number of shares issued was in excess of what would have been received had the notes been converted according to original terms.  The Company has accounted for this transaction pursuant to Statement of Financial Accounting Standards No. 84 Induced Conversions of Convertible Debt—an amendment of APB Opinion No. 26 , and accordingly, the excess of fair value of consideration issued by the Company over the fair value of what was received has been recorded as a loss of approximately $2.8 million.  The remaining unamortized debt discount of approximately $2.2 million was written off and recognized as interest expense and the remaining unamortized debt issue costs of $198,000 were written off with the offset decreasing additional paid-in capital.

Director Notes – During 2007, the Company received cash proceeds of approximately $2.7 million from various members of the Company’s Board of Directors (the “Director Notes”).  In accordance with the Director Notes, each lender received a promissory note with an interest rate of 15% per annum (the “Note”).  All or any portion of the Note, any accrued interest thereon and all other sums due under the Note, was due and payable on demand within 90 days of the Note.  In connection with these notes, lenders received common stock purchase warrants to purchase 22,657,000 shares of Company common stock with an exercise price of $0.06 per share that expire in April 2015.  The shares underlying the warrants are subject to piggy back registration rights.  The exercise price of the warrants is subject to anti-dilution downward adjustments in the event the Company sells common stock at a price below the exercise price.  Debt discount relating to the value of warrants issued of approximately $2.7 million was recorded and amortized to interest expense during the third and fourth quarters of 2007.   The fair value of warrants was computed using a Black-Scholes option pricing model with the following assumptions: expected term of 7.8 years (based on the contractual term), volatility of approximately 180% (based on historical volatility), zero dividends and interest rate of approximately 4.6%.

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

Exchange of Director Notes and Short-term Notes for Convertible Preferred Stock - During 2008, holders of outstanding Director Notes and Short-term notes, which had an outstanding principal amount of approximately $2.9 million and $4.6 million and related accrued interest payable of $318,000 and $206,000, respectively, exchanged all such notes and accrued interest for 152,843,413 shares of the Company’s Series A Convertible Preferred Stock and 111,240,040 shares of the Company’s Series B-1 Convertible Preferred Stock.  The unamortized balance of deferred debt discount relating to a portion of the notes was $201,000 and was written off upon the transaction with the offset decreasing additional paid in-capital.

Other Notes Payable – During 2008, the Company received $300,000 cash pursuant to terms of a short-term $300,000 promissory note bearing interest at 15%, which was repaid in full.

During 2008, one of the Company’s Executive Officers loaned the Company $270,000 pursuant to terms of short-term notes payable bearing interest at 15%, and the Company repaid $175,000 of the loan, including interest thereon.  The remaining $95,000 and related accrued interest of approximately $6,000 were exchanged for Convertible Notes Payable as described in the following paragraph.

Convertible Notes Payable – During the three months ended September 30, 2008, the Company received cash of approximately $3.9 million and a promissory note with related accrued interest totaling approximately $101,000 and in exchange issued convertible notes payable (the “Convertible Notes”) of approximately $4.0 million and warrants to purchase approximately 132 million shares of Company common stock.  The Convertible Notes bear interest at 15%, and are due March 31, 2009.   Upon written election at the discretion of holders of 60% or more of the aggregate principal amount of Convertible Notes then outstanding, the entire principal amount of such notes, together with all accrued interest, which shall be computed as if such notes were held until March 31, 2009, regardless of whether converted prior to that date, shall be converted.  If the Company has raised $1 million in new equity, as defined, the conversion price would be the lesser of 80% of the new equity price or $0.015 per share.  If such next equity financing has not occurred, then the conversion securities shall consist of shares of a newly created series of Series C Convertible Preferred Stock of the Company having rights, preferences and privileges substantially similar to those of the Company’s Series B Stock, except that the liquidation preference shall be senior to the Series B Stock and the Company’s Series A Convertible Preferred Stock, at a price per share equal to $0.015 (subject to appropriate adjustment for all stock splits, subdivisions, combination, recapitalizations and the like) until April 2015.  The Company has pledged as collateral pursuant to terms of a Security Agreement relating to the Convertible Notes, as amended, substantially all of its assets, subject only to a security interest granted to CIWMB.  Debt discount relating to these Convertible Notes approximated $4.0 million, of which approximately $438,000 was amortized to interest expense during the three months ended September 30, 2008, with the remainder to be amortized over the next six months.  The fair value of warrants was computed using a Black-Scholes option pricing model with the following assumptions:  expected term of 6.5 years (contractual term), volatility of 156% (based on historical volatility), zero dividends and interest rate of approximately 3.1%.

Note 6. Preferred Stock, Common Stock and Stock Warrants

Authorized Shares - Pursuant to the Definitive Schedule 14C filed by the Company on August 1, 2008, the Company amended its Certificate of Incorporation with the state of Delaware (the “Amendment”).  In August 2008, the Company received notice from the state of Delaware confirming the effectiveness of the Amendment.  The Articles of Incorporation, as amended, authorize a maximum of 1,500,000,000 shares of $0.001 par value common stock, and 700,000,000 shares of $0.001 par value preferred stock, of which the Company has designated and authorized 152,843,414 shares as Series A Convertible Preferred Stock (the “Series A Preferred Stock”), 336,240,040 shares as Series B-1 Convertible Preferred Stock (the “Series B-1 Preferred Stock”), and 10,916,546 shares as Series B-2 Convertible Preferred Stock (the “Series B-2 Preferred Stock”, and together with the Series B-1 Preferred Stock, the “Series B Preferred Stock”).  Each share of common stock is entitled to one voting right, the right to share in earnings and the right to share in assets upon liquidation.  A summary of the significant rights and privileges of the Series A Preferred Stock and Series B Preferred Stock (together, the Senior Preferred Stock”) is as follows:

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

Dividends - Holders of Senior Preferred Stock shall be entitled to receive, on a pari passu basis, when, as and if declared by the Board of Directors, out of any assets of the Company legally available therefore, dividends at a  rate of 5% of the Original Issue Price of such share of Senior Preferred Stock (in each case, as adjusted for any stock dividends, combinations, splits, recapitalizations and the like with respect to such shares) per annum prior and in preference to the holders of the Company’s common stock, and in preference to the holders of any other equity securities of the Company that may from time to time come into existence to which the Senior Preferred Stock ranks senior (such junior securities, together with the Company’s common stock, “Junior Securities”).  No dividends will be paid on Junior Securities in any year unless such dividends of the Senior Preferred Stock are paid in full or declared and set apart.  Additionally, whenever the Company shall pay a dividend on its common stock, each holder of a share of Senior Preferred Stock shall be entitled to receive, at the same time the dividend is paid on the common stock, a dividend equal to the amount that would have been paid in respect of the common stock issuable upon conversion of such share of Senior Preferred Stock.  As of September 30, 2008, no dividends have been declared.

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

Preferred Stock Issued for Cash and Exchange of Debt and Other Securities – In June 2008, the Company issued (i) 165,000,000 shares of its Series B-1 Preferred Stock for $3.3 million cash, (ii) 152,843,413 shares of its Series A Preferred Stock and 111,244,040 shares of its Series B-1 Preferred Stock in exchange for outstanding promissory notes having a principal balance of approximately $7.5 million and related accrued interest payable of $525,000, and (iii) 60,000,000 shares of its Series B-1 Preferred Stock in exchange for shares of the Company’s “old” Series A preferred stock, which was issued in exchange for $1.2 million cash received during April and May 2008, and which such series was eliminated upon exchange.

In connection with the acquisition of the securities, the Company entered into an Investor Rights Agreement with investors who acquired shares of Series A Preferred Stock and Series B Preferred Stock (each an “Investor” and together “Investors”).  Pursuant to terms of such agreement, among other things, the Company has agreed to file with the Securities and Exchange Commission a registration statement to enable the resale of common shares issuable pursuant to conversion terms of Senior Preferred Stock and certain warrants issued concurrently, upon written notice of at least 40% of the then Registrable Securities, as defined, to use reasonable best efforts to file such registration statement, and such additional registration statements as may be necessary, at the earliest practicable date on which the Company is permitted by the SEC guidance to file such additional registration statements, and to cause such registration statement(s) to become effective and continue to be effective for such period necessary to provide for, in general, the resale of such securities with certain exceptions and limitations.  The Investor Rights Agreement also provides Investors with certain piggy-back registration rights.  Additionally, pursuant to terms of the Investor Rights Agreement, for a three year period, each Investor holding at least 5,000,000 shares of common stock or Senior Preferred Stock (each a “Major Holder”), shall, in general, have a pre-emptive right to receive from the Company prior notice of any proposed or intended issuance or sale of securities and to purchase such eligible purchaser’s pro rata percentage of the number of shares of common stock, as converted and defined, on such same terms and conditions.

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

Additionally, the Company made a special offer to holders of warrants to purchase Company common stock to exchange all outstanding warrants into shares of Company common stock in a number of shares equal to 60% to 75% (depending on the warrant) of the number of warrant shares exchanged.  Holders of approximately 124.2 million warrants accepted the offer and the Company issued approximately 81.9 million shares of its common stock. The shares were valued at approximately $536,000 based on the closing stock price on the exchange date, and the excess of fair value issued over the fair value of securities received has been recorded as a loss of approximately $556,000.

Common Stock Issued in Exchange for Accounts Payable and Accrued Liabilities - During the three months ended March 31, 2008, the Company entered into agreements with certain vendors that have provided services to the Company to issue shares of its common stock in satisfaction of amounts owed, and in connection with these agreements issued approximately 15.9 million shares of its common stock in satisfaction of approximately $754,000 owed, which included approximately 12.0 million shares issued in exchange for $567,000 included in accounts payable – related party at December 31, 2007.   The shares were valued at $829,000 based on the quoted trading price on the agreement dates, resulting in a loss on exchange of approximately $75,000.

Common Stock Issued for Services - During 2006, the Company entered into an employment agreement with an individual to serve as its Chief Executive Officer and a Director, pursuant to which, among other things, the executive received 44,000,000 shares of Company common stock, of which 26,400,000 were fully vested, and of which 11,000,000 shares vested in 2007, and the remaining vested during the nine months ended September 2008.  The total value of the shares based on the grant date quoted trading price of the Company’s common stock was approximately $5.7 million.  The Company recognized stock-based compensation expense of approximately $1.4 million and $3.9 million in 2007 and 2006, respectively, and as of December 31, 2007, there was approximately $405,000 of unrecognized compensation expense related to unvested stock, which has been recognized as expense during the nine months ended September 30, 2008.

In February 2007, the Company entered into an employment agreement with an individual to serve as its Vice President of Sales & Marketing, pursuant to which, among other things, the executive received 4,400,000 shares of Company common stock, 1,100,000 of which were fully-vested and the remainder vesting evenly over the next three years, and is entitled to receive warrants to purchase 1,100,000 shares of Company common stock at $0.30 per share on the one year anniversary of the employment agreement and warrants to purchase 1,100,000 shares of Company common stock at $0.40 per share on the second year anniversary.  The warrants have a four-year term and vest ratably over 3 years.  The shares are valued at approximately 1,100,000 based on the quoted trading price of $0.25 on the effective date and the warrants are valued at approximately $511,000 computed using a Black-Scholes option pricing model with the following assumptions: contractual terms of 4 and 10 years, volatility of 184% (based on historical volatility over the term), zero dividends and interest rate of 4.5%.  In connection with this agreement, the Company recorded compensation expense for fully-vested shares and for a portion of the unvested shares amortized on a straight-line basis over the vesting periods.  The Company recorded compensation expense of approximately $792,000 during 2007.  As of December 31, 2007, there was approximately $820,000 of unrecognized compensation expense related to unvested stock and warrants, which is expected to be recognized as expense of approximately $436,000 in 2008 and $230,000 in 2009, and $130,000 in 2010, and $24,000 in 2011.  The Company recognized expenses of approximately $350,000 during the nine months ended September 30, 2008.

During 2007, the Company issued 5,070,411 shares of Company common stock to various non-employee service providers and has recorded the fair value of shares issued based on the closing market price of stock on the respective measurement dates of approximately $899,000 as an increase in additional paid-in capital.  Stock-based compensation expense is recognized over the requisite service periods, all of which, except one relating to rent, expired in 2007.  At September 30, 2008, unrecognized expense of $11,000 is recorded as deferred stock-based consulting, a component of stockholders’ deficit, which is expected to be recognized as expense in years 2008 - 2010.

Pursuant to terms of a mutual settlement and release agreement, in early 2008, among other things, the Company issued 5,000,000 shares of its common stock to a former executive, and the former executive returned to the Company for cancellation all previously issued warrants, which include vested warrants to purchase approximately 17 million shares and forfeited all rights to acquire additional shares under the employment agreement.  The Company recorded the 5,000,000 shares issuable, net of the approximately $101,000 fair value of warrants surrendered, as compensation expense of approximately $249,000 during 2007, based on the $0.07 quoted trading price of the Company’s common stock and black-scholes fair value computations at year-end, when it was determined that it was more likely than not that such an arrangement would be agreed upon.

Common stock issued – During 2008, the Company issued 395,588 shares of its common stock to investors, for which the Company previously recorded 752,731 shares as issued in 2006, and obtained releases from such investors as to any additional future liability or obligations, and as a result reported a decrease in shares issuable previously recorded as issued in 2006 of 357,143 shares in the accompanying condensed statement of changes in stockholders’ equity.

Stock Warrants issued for services – During 2007, the Company issued warrants to a new employee to purchase 2,000,000 shares of its common stock at an exercise price of $0.0975 with a ten-year term and recorded compensation expense of approximately $204,000 based on the fair value as determined utilizing the Black-Scholes valuation model. The closing stock price at the issuance date was $0.19 per share.  As of December 31, 2007, there was approximately $176,000 of unrecognized compensation expense related to unvested warrants.  During 2008, the employee left the Company and was allowed to retain the warrants on a fully-vested basis and the Company recorded the remaining $176,000 as expense.

During 2008, the Company issued to certain of its non-employee directors warrants to purchase 750,000 shares and 1,000,000 shares of its common stock at an exercise price of $0.22 and $0.07, respectively, with a term of approximately 6.8 years and recorded compensation expense of approximately $77,000 based on the fair value as determined utilizing the Black-Scholes valuation model. The closing stock price at the issuance date was $0.04 per share.

In connection with, among other things, consummation of the June 2008 financing transactions resulting in exchanges of outstanding notes payable and receipt of cash in consideration of the issuance of shares of the Company’s Series A and Series B-1 Convertible Preferred Stock, the Company issued to each of two of the Company’s new Directors warrants to purchase 10,918,072 shares of its common stock at a per share price of $0.02 with a ten-year term.  The Black-Scholes determined fair value of the warrants of approximately $1.0 million has been accounted for as stock issue costs, which results in an increase and decrease in additional paid in capital, for no net effect on stockholders’ equity.

In August 2008, the Company issued to one of its executive officers a warrant for the purchase of 7,500,000 shares of its common stock at an exercise price of $0.02, with a term of approximately 10 years.  The warrants vest monthly over three years contingent upon attainment of certain specified production and other milestones relating to future periods.  In September 2008, the officer ceased employment with the Company, the warrants were cancelled unvested, and no expense was recorded.

During the three months ended September 30, 2008, the Company agreed to issue to a consultant warrants for the purchase of 7,500,000 shares of its common stock at an exercise price of $0.015, with a term of approximately 6.5 years and recorded general and administrative expense of approximately $145,000 based on the fair value as determined utilizing the Black-Scholes valuation model. The closing stock price at the issuable date was $0.02 per share.  In addition, during the three months ended September 30, 2008, the Company agreed to issue to a consultant warrants for the purchase of 300,000 shares of its common stock at an exercise price of $0.02, with a term of approximately 6.5 years, the estimated fair value of which approximated $11,000 as determined utilizing the Black-Scholes valuation model.  The closing stock price at the issuable dates averaged approximately $0.04 per share.

Certain of the Company’s outstanding warrants have exercise prices that are subject to downward adjustments in the event the Company sells certain of its equity securities at per share prices less than originally established exercise prices.  Additionally, certain of such warrants also contain provisions providing for an increase in the number of shares warrants that may be exercised.  The following schedules of warrants outstanding and activity give effect to such adjustments.

The intrinsic value of stock warrants is calculated by aggregating the difference between the closing market price of the Company’s common stock at the reporting period end and the exercise price of warrants which have an exercise price less than the closing price.

The following summarizes activity for stock warrants issued to lenders for borrowings, all of which are exercisable:

	Outstanding	Weighted average exercise price	Weighted average remaining contractual life in years	Aggregate intrinsic value (in thousands)
Balance at December 31, 2007	123,406,817	$0.09	6.2	$962
Issued	142,997,419	0.02
Increase for price adjustment	3,833,333	0.02
Exchanged	(129,691,141)
Balance at September 30, 2008	140,546,428	$0.02	6.4	$680

The following summarizes activity for stock warrants issued to consultants for services, all of which are exercisable:

	Outstanding	Weighted average exercise price	Weighted average remaining contractual life in years	Aggregate intrinsic value (in thousands)
Balance at December 31, 2007	31,715,179	$0.08	5.6	$220
Issued	21,836,144	0.02
Issuable	7,800,000	0.02
Exchanged	(9,325,693)	0.10
Balance at September 30, 2008	52,025,630	$0.03	7.4	$37

The following summarizes activity for stock warrants issued to employees and directors, substantially all of which are exercisable:

	Outstanding	Weighted average exercise price	Weighted average remaining contractual life in years	Aggregate intrinsic value (in thousands)
Balance at December 31, 2007	27,575,000	0.09	5.6	$151
Issued	9,250,000	0.04
Issuable	1,100,000	0.30
Exchanged	(23,825,000)	0.08
Forfeited	(11,250,000)	0.05
Balance at September 30, 2008	2,850,000	$0.20	6.5	$-

The following summarizes activity for all stock warrants, substantially all of which are exercisable:

	Outstanding	Weighted average exercise price	Weighted average remaining contractual life in years	Aggregate intrinsic value (in thousands)
Balance at December 31, 2007	182,696,996	0.09	6.1	$1,333
Issued	174,083,563	0.02
Issuable	8,900,000	0.05
Increase for price adjustment	3,833,333	0.02
Exchanged	(162,841,834)
Forfeited	(11,250,000)	0.05
Balance at September 30, 2008	195,422,058	$0.02	6.8	$717

Additional information regarding all warrants outstanding as of September 30, 2008, is as follows:

Exercise prices		Shares	Weighted average remaining life
$0.001		60,000	2.7 years
$0.015		140,739,761	6.4 years
$0.02		30,692,667	8.0 years
$0.05		1,100,000	1.8 years
$0.06		18,979,630	6.6 years
$0.07		1,000,000	6.6 years
$0.12		1,000,000	7.5 years
$0.22		750,000	6.5 years
$0.30		1,100,000	6.5 years
	Total	195,422,058	7.4 years

Note 7.   Related Party Transactions

Pursuant to an agreement for legal services with a law firm, the managing partner of which is one of the Company’s Directors, the Company incurs legal fees for services provided.  During the nine months ended September 30, 2008 and 2007, the Company incurred legal fees from the firm of approximately $261,000 and $293,000, respectively.   In March 2008, the Company issued approximately 12.0 million shares of its common stock in exchange for satisfaction of accounts payable to the firm of approximately $567,000.  At September 30, 2008, accounts payable due to the firm for services of $84,000 are included in accounts payable to related party.

In September 2008, the Company entered into an agreement with its former Chief Technology Officer pursuant to terms of which, among other things, the officer ceased employment with the Company and the employment agreement entered into by the Company and the officer in 2006 terminated.  In connection with this agreement, the Company will pay the former officer approximately $75,000 over approximately three months, the officer will transfer to the Company 717,949 shares of Company common stock, and the Company agreed to issue 2.5 million shares of its common stock and pay $50,000 cash in three equal monthly payments starting in October 2008 to a third party.  As a result, the Company recorded accrued liabilities and expense of approximately $178,000 as of September 30, 2008 and for the three and nine months then ended.

Note 8.  Commitments and Contingencies

Legal proceeding – The Company is subject to various lawsuits and other claims in the normal course of business.  At times, the Company establishes accruals for specific liabilities in connection with legal actions deemed to be probable and reasonably estimable.  No material amounts have been accrued as of September 30, 2008 in these accompanying financial statements with respect to any legal matters. Company management does not expect that the ultimate resolution of pending legal matters in future periods will have a material effect on the Company’s financial condition or results of operations.

Leases – In August 2008, the Company entered into an amendment of its Riverbank facilities lease agreement, as amended, exercising its option to extend the expiration of the lease from May 2009 through March 2010 and to rent additional space.

Note 9.  Subsequent Events through November 13, 2008

In connection with financing agreements executed by the Company and pursuant to the Preliminary Schedule 14C filed by the Company on November 6, 2008, the Company seeks to amend its Certificate of Incorporation again with the state of Delaware (the “Amendment”) to increase the amount of authorized shares of capital stock.  In August 2008, ECO2’s board of directors approved an amendment of the Company’s Certificate of Incorporation, as amended, to increase the number of authorized shares to Four Billion Two Hundred Million (4,200,000,000) shares of capital stock (the “Amended Authorized Amount”).  Of the Amended Authorized Amount, Two Billion Five Hundred Million (2,500,000,000) shares shall be classified as common stock and One Billion Seven Hundred Million (1,700,000,000) shares shall be classified as preferred stock.

Effective October 1, 2008, the Company and an individual agreed to terms of an offer of employment pursuant to which, among other things, the individual will serve as its Senior Vice President of Operations and in additional to cash compensation and other customary employee related benefits receive a warrant to purchase 15 million shares of Company common stock, 25% of which vest at the end of one year and the remainder vest equally on a monthly basis over the next four years.  The warrants have a term of approximately 6.5 years and an exercise price of $0.015 per share and will be valued at approximately $290,000 as determined utilizing the Black-Scholes valuation model and expensed over the vesting period. The closing stock price at the issuable date was $0.02 per share.

On October 31, 2008, effective November 17, 2008, the Company and an individual agreed to terms of an offer of employment pursuant to which, among other things, the individual will serve as its Chief Financial Officer and in additional to cash compensation and other customary employee related benefits receive a warrant to purchase 20 million shares of Company common stock, 25% of which vest at the end of one year and the remainder vest equally on a monthly basis over the next four years.  The warrants have a term of approximately 6.5 years and an exercise price of $0.015 per share and will be valued at approximately $385,000 as determined utilizing the Black-Scholes valuation model and expensed over the vesting period. The closing stock price at the issuable date was $0.02 per share.

As a result of our next generation proprietary CO2 system beginning to come online, which is expected to significantly reduce production bottle-necks and provide for increased throughput, and to reduce plant operating costs and use of cash during the ramp-up period, the Company decided to direct all production to the next generation technology and accordingly cease operating prior technology production lines.  In the near term, specifically the quarter ending December 31, 2008, production volumes and revenues will decrease as the next generation technology comes on line and then is expected to increase as throughput increases as a percentage of capacity.  In connection with ceasing prior technology production, on November 13, 2008 we terminated approximately 85 employees at our Riverbank plant, thus reducing our workforce to approximately 35 employees. As production volume increases over the next several months, similarly, our workforce is expected to increase.

Item 2.  Management’s Discussion and Analysis or Plan of Operations

FORWARD LOOKING STATEMENTS CAUTIONARY
This Item 2 and the September 30, 2008 Quarterly Report on Form 10-Q may contain "forward-looking statements." In some cases, you can identify forward-looking statements by terminology such as "may," "will," "should," "could," "expects," "plans," "intends," "anticipates," "believes," "estimates," "predicts," "potential" or "continue" or the negative of such terms and other comparable terminology. These forward-looking statements include, without limitation, statements about our market opportunity, our strategies, competition, expected activities and expenditures as we pursue our business plan, and the adequacy of our available cash resources. Although we believe that the expectations reflected in any forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Actual results may differ materially from the predictions discussed in these forward-looking statements. Changes in the circumstances upon which we base our predictions and/or forward-looking statements could materially affect our actual results. Additional factors that could materially affect these forward-looking statements and/or predictions include, among other things: (1) our limited operating history; (2) the risks inherent in the investigation, involvement and acquisition of a new business opportunity; (3) unforeseen costs and expenses; (4) our ability to continue to raise funds; (5) the Company's ability to comply with federal, state and local government regulations; and (6) other factors over which we have little or no control.

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

Liquidity and Capital Resources - At September 30, 2008, we had cash and cash equivalents of approximately $1.1 million and a working capital deficit of approximately $2.3 million, compared to cash and cash equivalents of $101,000 and a working capital deficit of $18.6 million at December 31, 2007.  At September 30, 2008, we had total stockholders’ equity of approximately $5.8 million compared with total stockholder's deficit of approximately $11.8 million at December 31, 2007.  While our financial position and condition is much improved and we are well positioned for operational and financial successes in the future, at September 30, 2008, the Company does not have sufficient cash to meet its needs for the next twelve months.

The Company has incurred recurring losses from operations and has a net working capital deficit and has had net capital deficiencies that raise substantial doubt about its ability to continue as a going concern. The Report of Independent Registered Public Accounting Firm included in the Company’s December 31, 2007 Annual Report stated that these conditions, among others, raise substantial doubt about the Company’s ability to continue as a going concern. Historically, our cash needs have been met primarily through proceeds from private placements of our equity securities and debt instruments including debt instruments convertible into our equity securities. Company management intends to raise additional cash to fund future operations and to provide additional working capital. However, there is no assurance that such financing will be obtained.  We expect to continue to raise capital in the future, but cannot guarantee that such financing activities will be sufficient to fund our current and future projects and our ability to meet our cash and working capital needs.

The Company’s Board of Directors and Chief Executive Officer continue to be actively involved in discussions and negotiations with investors with respect to raising additional cash. During the nine months ended September 30, 2008:

•	The Company received cash of approximately $3.4 million pursuant to issuance of short-term notes payable to new and existing investors (subsequently exchanged for equity);
•
Holders of convertible notes payable having a total principal amount outstanding of approximately $13.2 million, together with accrued interest of approximately $1.7 million, converted such notes and returned to the Company warrants to purchase approximately 38.6 million shares of common stock  at $0.06 per share and in exchange received approximately 243.9 million shares of the Company’s common stock;

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
•
The Company received cash of approximately $3.9 million relating to the issuance of $3.9 million convertible notes payable and warrants to purchase shares of approximately 129 million shares of common stock at $0.015 per share.

The focus of these efforts is to sufficiently capitalize the Company in order to fund next generation processing and other equipment, and to provide adequate working capital for operations with a near-term goal of generating positive cash flow from operations.

As a result of our next generation proprietary CO2 system beginning to come online, which is expected to significantly reduce production bottle-necks and provide for increased throughput, and to reduce plant operating costs and use of cash during the ramp-up period, the Company decided to direct all production to the next generation technology and accordingly cease operating prior technology production lines.  In the near term, specifically the quarter ending December 31, 2008, production volumes and revenues will decrease as the next generation technology comes on line and then is expected to increase as throughput increases as a percentage of capacity.  In connection with ceasing prior technology production, on November 13, 2008 we terminated approximately 85 employees at our Riverbank plant, thus reducing our workforce to approximately 35 employees. As production volume increases over the next several months, similarly, our workforce is expected to increase.

Change in Accounting Principle - The September 30, 2008 financial statements reflect adoption of EITF 08-4.  In accordance with EITF 08-4 Transition Guidance and SFAS No. 154, Accounting for Changes and Error Corrections, the Company has retrospectively applied the accounting guidance of EITF 00-27.  During the three months ended March 31, 2008, certain convertible promissory notes payable were exchanged for shares of Company common stock and the remaining unamortized debt discount of approximately $2.2 million was transferred to equity.  As a result of adoption of EITF 00-27 accounting guidance, the September 30, 2008 financial statements retrospectively give effect to recognition of the $2.2 million remaining unamortized debt discount as interest expense.  Accordingly, interest expense and net loss for the nine months ended September 30, 2008 are approximately $2.2 million more than would have been in the absence of retrospective application and additional paid in capital is $2.2 million more.  There is no effect on cash flows.  There was no cumulative effect for periods prior to 2008.

Results of Operations –

Three months ended September 30, 2008 and 2007

Revenues were approximately $2.5 million during the three months ended September 30, 2008 as compared to $1.4 million during the comparative prior year period. Revenues increased due primarily to increased production volumes resulting from processing improvements and ceasing to sell recycled products at earlier stages of production.

The Company derives its revenues from certain major customers.  The loss of major customers could create a significant financial hardship for the Company.  During the three months ended September 30, 2008, revenues from 2 customers represented approximately 71% of total revenues.

Cost of goods sold consists of the cost of raw materials processed and was approximately $1.9 million during the three months ended September 30, 2008 as compared to $1.2 million during the comparative prior year period. There was a gross profit of $632,000 for the three months ended September 30, 2008 as compared to a gross profit of $202,000 in the comparative prior year period.  As a percent of revenues, gross profit was 25% and 14% for the three months ended September 30, 2008 and 2007, respectively.  The plant operated at higher levels of production during the quarter as a result of process improvements to relieve bottle-necks and increase capacity and yield.  Most of the output was shipped at market prices, certain expenses were reduced and the cost of raw materials decreased slightly during the quarter.

Plant operations and technology development expenses increased to approximately $2.8 million for the three months ended September 30, 2008 as compared to $1.7 million for the comparative prior year period.  As the Company ramps up the Riverbank Plant, operating expenses are increasing commensurate with the increase in operating activity, comprised primarily of payroll and related, utilities, occupancy, supplies, and repairs and maintenance expenses.  Payroll and related costs approximated $877,000 in during the three months ended September 30, 2008 as compared to $737,000 during the comparative prior year period, and depreciation expense approximated $324,000 during the three months ended September 30, 2008 as compared to $266,000 in the prior year period.  Other plant operating expenses approximated $1.6 million during the three months ended September 30, 2008 as compared to approximately $1.2 million during the comparative prior year period.  As production increases to closer to capacity volumes, certain plant operations expenses will be included in cost of goods sold.

General and administrative expenses decreased to $1.2 million for the three months ended September 30, 2008 as compared to $2.0 million for the comparative prior year period.  Payroll and related costs approximated $361,000 during the three months ended September 30, 2008 as compared to $1.4 million in the comparative prior year period.  The decrease in 2008 payroll and related was primarily due to higher non-cash stock-based compensation in the comparative prior year period of $788,000 as compared to $136,000 during the comparative 2008 period relating to employment agreements equity awards with certain executive officers and related recruiter fees payable in equity securities.  Consulting and legal fees expenses approximated $330,000 during the three months ended September 30, 2008 as compared to $136,000 during the comparative prior year period, the increase being attributable to $145,000 recorded as a result of issuance of 7.5 million warrants to a consultant.

As a result of the above described increase in gross profit, increase in plant operations and technology development expenses and decrease in general and administrative expenses, the Company’s loss from operations decreased from approximately $3.4 million for the three months ended September 30, 2007 to $3.3 million for the three months ended September 30, 2008.

The Company recorded interest expense of approximately $529,000 for the three months ended September 30, 2008 as compared to $4.7 million during the prior year period.  Interest expense includes amortization of debt issue costs and debt discount of approximately $474,000 during the three months ended September 30, 2008 and $4.2 million during the prior year period.  The decrease in interest expense for 2008 as compared to the prior year was primarily due to note conversions in 2008 and the last half of 2007.

The Company’s net loss decreased from approximately $8.1 million for the three months ended September 30, 2007, to $3.8 million for the three months ended September 30, 2008, due primarily to the $4.2 million decrease in interest expense.

Nine months ended September 30, 2008 and 2007

Revenues were approximately $5.4 million during the nine months ended September 30, 2008 as compared to $2.0 during the comparative prior year period. Revenues increased due primarily to increased production volumes resulting from processing improvements and decreasing sales of recycled products at earlier stages of production.

The Company derives its revenues from certain major customers.  The loss of major customers could create a significant financial hardship for the Company.  During the nine months ended September 30, 2008, revenues from 5 customers represented approximately 85% of total revenues.

Cost of goods sold consists of the cost of raw materials processed and was approximately $4.9 million during the nine months ended September 30, 2008 as compared to $1.9 million during the comparative prior year period. There was a gross profit of $593,000 for the nine months ended September 30, 2008 as compared to a gross profit of $116,000 in the comparative prior year period.  As a percent of revenues, gross profit was 11% and 6% for the nine months ended September 30, 2008 and 2007, respectively.  The plant operated at higher levels of production during the 2008 nine month period as compared to the prior year period as a result of process improvements to relieve bottle-necks and increase capacity and yield.  Most of the output was shipped at market prices, certain expenses were reduced and the cost of raw materials decreased slightly.

Plant operations and technology development expenses increased to $6.6 million for the nine months ended September 30, 2008 as compared to $4.3 million for the comparative prior year period.  As the Company ramps up the Riverbank Plant, operating expenses are increasing commensurate with the increase in operating activity, comprised primarily of payroll and related, utilities, occupancy, supplies, and repairs and maintenance expenses.  Payroll and related costs approximated $2.3 million during the nine months ended September 30, 2008 as compared to $1.4 million during the comparative prior year period, and depreciation expense approximated $1.0 million during the nine months ended September 30, 2008 as compared to $788,000 in the prior year period.  Other plant operating expenses approximated $3.3 million during the nine months ended September 30, 2008 as compared to $2.5 million during the comparative prior year period. As production increases to closer to capacity volumes, certain plant operations expenses will be included in cost of goods sold.

General and administrative expenses decreased to $3.6 million for the nine months ended September 30, 2008 as compared to $6.6 million for the comparative prior year period.  Payroll and related costs approximated $2.0 million during the nine months ended September 30, 2008 as compared to $4.8 million in the comparative prior year period.  The decrease in 2008 payroll and related was primarily due to higher non-cash stock-based compensation in the comparative prior year period of $3.0 million as compared to $972,000 during the comparative 2008 period relating to employment agreements equity awards with certain executive officers and related recruiter fees payable in equity securities.  Consulting and legal fees expenses approximated $662,000 during the nine months ended September 30, 2008 as compared to $614,000 during the comparative prior year period.

As a result of the above described increase in gross profit, increase in plant operations and technology development expenses, decrease in general and administrative expenses, and the absence of settlement expense of $680,000 in 2007 the Company’s loss from operations decreased from approximately $11.4 million for the nine months ended September 30, 2007 to $9.6 million for the nine months ended September 30, 2008.

The Company recorded interest expense of approximately $6.1 million for the nine months ended September 30, 2008 as compared to $11.8 million during the prior year period.  Interest expense includes amortization of debt issue costs and debt discount of approximately $5.5 million during the nine months ended September 30, 2008 and $10.7 million during the prior year period.  The decrease in interest expense for 2008 as compared to 2007 was primarily due to note conversions in 2008 and last half of 2007.

The Company’s net loss decreased from approximately $23.3 million for the nine months ended September 30, 2007 to $19.1 million for the nine months ended September 30, 2008, due primarily to the $1.9 million decrease in loss from operations and $5.7 million decrease in interest expense, offset by a $3.5 million loss recorded in 2008 representing the excess of fair value of common stock issued in exchange for accounts payable, notes payable, accrued interest and warrants.

Inflation - Although our operations are influenced by general economic conditions, we do not believe that inflation had a material effect on our results of operations.

Cash Provided (Used) by Operating, Investing and Financing Activities - During the nine months ended September 30, 2008 cash used by operating activities increased to approximately $7.5 million from $5.1 million during the comparative prior year period, due primarily decreases in accounts payable in the 2008 period as compared to increases in the prior year period and to the increase in net loss before depreciation and amortization, stock-based compensation and settlement expense, amortization of debt issue costs and discount and excess of fair value of common stock issued, which is approximately $8.0 million in the 2008 period as compared to $7.3 million during the prior year period.

During the nine months ended September 30, 2008, cash used by investing activities decreased to $2.4 million relating to capital expenditures on the recycling plant as compared to $2.9 million during the prior year period.

During the nine months ended September 30, 2008, cash provided by financing activities was approximately $10.9 million as compared to $8.2 million during the comparative prior year period. During the 2008 period, the Company received cash of approximately $7.5 million pursuant to issuance of short-term notes payable to new and existing investors and $4.5 million pursuant to issuances of preferred stock.  During the 2008 period, the Company repaid $475,000 of short-term notes payable and $173,000 of CIWMB obligations and incurred stock and debt issue costs of $242,000 and $199,000, respectively.  During the 2007 period, the Company received proceeds of approximately $8.6 million (including approximately $1.2 million receivable for cash in escrow for securities sold in 2006) from sales of private placement units comprised of convertible promissory notes and warrants.

Critical Accounting Policies and Estimates  –  The preparation of financial statements included in this Quarterly Report requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  On an on-going basis, management evaluates its estimates and judgments. Management bases its estimates and judgments on historical experiences and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources.  Actual results may differ from these estimates under different assumptions or conditions.  The more significant accounting estimates inherent in the preparation of the Company's financial statements include estimates as to the depreciable lives of property and equipment, valuation of accounts receivable and inventories, amounts of contingent liabilities, valuation of equity related instruments issued, and the valuation allowance for deferred income tax assets. Our accounting policies are described in the notes to financial statements included in the Company's Annual Report on Form 10-KSB. The more critical accounting policies are as described below.

Going concern presentation - The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. Since inception, the Company has reported losses and operating activities have used cash, and has net working capital deficiencies and has had net capital deficiencies, which raises substantial doubt about its ability to continue as a going concern. The Report of Independent Registered Public Accounting Firm included in the Company’s Annual Report on Form 10-KSB stated that these conditions, among others, raise substantial doubt about the Company’s ability to continue as a going concern. Company management intends to arise additional financing to fund future operations and to provide additional working capital. However, there is no assurance that such financing will be obtained in sufficient amounts necessary to meet the Company’s needs. The accompanying financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that may result from the outcome of this uncertainty.

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

In February 2008, the Financial Accounting Standards Board, or FASB, issued FASB Staff Position No. FAS 157-2, Effective Date of FASB Statement No. 157, which provides a one year deferral of the effective date of SFAS 157 for non-financial assets and non-financial liabilities, except those that are recognized or disclosed in the financial statements at fair value at least annually. Therefore, the Company adopted the provisions of SFAS 157 with respect to its financial assets and liabilities only.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS 159”), which is effective for fiscal years beginning after November 15, 2007.  Adoption of SFAS 159 did not have a material impact on the Company’s results of operations, financial position or liquidity.

In June 2007, the Emerging Issues Task Force of the FASB issued EITF Issue No. 07-3, Accounting for Nonrefundable Advance Payments for Goods or Services to be Used in Future Research and Development Activities, (“EITF 07-3”), which is effective for fiscal years beginning after December 15, 2007. EITF 07-3 requires that nonrefundable advance payments for future research and development activities be deferred and capitalized. Such amounts will be recognized as an expense as goods are delivered or services are performed. Adoption of EITF 07-3 did not have a material impact on the Company’s results of operations, financial position or liquidity.

In December 2007, the FASB issued SFAS No. 141(R), Business Combinations (“SFAS 141(R)”), which replaces SFAS No. 141. SFAS No. 141(R) establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any non-controlling interest in the acquiree and the goodwill acquired. The Statement also establishes disclosure requirements which will enable users to evaluate the nature and financial effects of the business combination. SFAS 141(R) is effective for fiscal years beginning after December 15, 2008. The adoption of SFAS 141(R) will have an impact on accounting for future business combinations.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements – an amendment of Accounting Research Bulletin No. 51 (“SFAS 160”), which establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable to the parent and to the noncontrolling interest, changes in a parent’s ownership interest and the valuation of retained non-controlling equity investments when a subsidiary is deconsolidated. The Statement also establishes reporting requirements that provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the non-controlling owners. SFAS 160 is effective for fiscal years beginning after December 15, 2008. In the absence of possible future investments, application of SFAS 160 will have no effect on the Company’s financial statements.

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities – an amendment of SFAS No. 133. This statement changes the disclosure requirements for derivative instruments and hedging activities. SFAS No. 161 requires enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. SFAS No. 161 is effective for the Company beginning January 1, 2009. The Company does not use derivative financial instruments nor does it engage in hedging activities.  The Company is currently evaluating the impact of implementation of SFAS No. 161 on its financial position, results of operations and cash flows.

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

In June 2008, the Emerging Issues Task Force of the FASB issued EITF Issue No. 08-4, Transition Guidance for Conforming Changes to Issue No. 98-05 (“EITF 08-4”), which is effective for fiscal years ending after December 15, 2008, with earlier application permitted.  EITF 08-4 provides for, among other things, revisions to certain provisions of EITF 98-05, including nullification of guidance under EITF 98-05 that upon conversion, unamortized discounts for instruments with beneficial conversion features should be included in the carrying value of the convertible security that is transferred to equity at the date of conversion.  This nullification was made to update guidance to acknowledge the issuance of EITF Issue No. 00-27, which revised accounting guidance to require immediate recognition of interest expense for the unamortized discount.

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

Our exposure to market risk for changes in interest rates relates primarily to our cash and cash equivalents and short and long-term obligations, all of which have fixed interest rates. Thus, fluctuations in interest rates would not have a material impact on the fair value of these securities.  Based on our cash and cash equivalents balances at September 30, 2008, a 100 basis point increase or decrease in interest rates would result in an immaterial increase or decrease in interest income on an annual basis.

Cash and cash equivalents are maintained at financial institutions and, at times, balances may exceed federally insured limits.  The Company has never experienced any losses related to these balances.  Such amounts on deposit in excess of federally insured limits at September 30, 2008 approximated $1 million.

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

•	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

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

 Our management, with the participation of our Chief Executive Officer and Interim Chief Financial Officer, assessed the effectiveness of the Company’s disclosure controls and procedures (as defined in the rules and regulations of the SEC under the Exchange Act) as of September 30, 2008 (the “Evaluation Date”).   For those reasons noted above with respect to the assessment of control effectiveness at December 31, 2007, Management determined that its controls were ineffective, and accordingly, has concluded that the Company’s disclosure controls over financial reporting were not effective as of the Evaluation Date.

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

Salberg & Company, P.A., in its report of independent registered public accounting firm for the years ended December 31, 2007 and 2006, has expressed “substantial doubt” as to our ability to continue as a going concern based on significant operating losses that we incurred. Our financial statements do not include any adjustments that might result from the outcome of that uncertainty. As a result of the going concern disclosure, we may find it much more difficult to obtain financing in the future, if required. Further, any financing we do obtain may be on less favorable terms.

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

Our ability to generate revenue depends upon our ability to secure raw plastic (PET and HDPE flake).  To the extent that we are unable to secure enough raw plastic, our business, financial condition and results of operations will be materially adversely affected.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

During the period covered by this Form 10-Q, the Company sold the following securities which were not registered under the Securities Act of 1933 (the “Act”):

Convertible Notes Payable – During the three months ended September 30, 2008, the Company received cash of approximately $3.9 million and a promissory note with related accrued interest totaling approximately $101,000 and in exchange issued convertible notes payable (the “Convertible Notes”) of approximately $4.0 million and warrants to purchase approximately 132 million shares of Company common stock.  The Convertible Notes bear interest at 15%, and are due March 31, 2009.   Upon written election at the discretion of holders of 60% or more of the aggregate principal amount of Convertible Notes then outstanding, the entire principal amount of such notes, together with all accrued interest, which shall be computed as if such notes were held until March 31, 2009, regardless of whether converted prior to that date, shall be converted.  If the Company has raised $1 million in new equity (as defined), the conversion price would be the lesser of 80% of the new equity price or $0.015 per share.  If such next equity financing has not occurred, then the conversion securities shall consist of shares of a newly created series of Series C Convertible Preferred Stock of the Company having rights, preferences and privileges substantially similar to those of the Company’s Series B Stock, except that the liquidation preference shall be senior to the Series B Stock and the Company’s Series A Convertible Preferred Stock, at a price per share equal to $0.015 (subject to appropriate adjustment for all stock splits, subdivisions, combination, recapitalizations and the like) until April 2015.  The Company has pledged as collateral pursuant to terms of a Security Agreement relating to the Convertible Notes, as amended, substantially all of its assets, subject only to a security interest granted to CIWMB.

Item 3.  Defaults Upon Senior Securities

Not applicable.

Item 4.  Submission of Matters to a Vote of Securities Holders

In July 2008, ECO2’s board of directors approved an amendment of the Company’s Certificate of Incorporation, as amended, to change the number of authorized shares to Two Billion Two Hundred Million shares of capital stock (the “Authorized Amount”).  Of the Authorized Amount, One Billion Five Hundred Million (1,500,000,000) shares are classified as common stock and Seven Hundred Million Shares (700,000,000) shares are classified as preferred stock.   On August 1, 2008, the Company filed a Definitive Schedule 14C (File No. 033-31067).

In connection with the financing agreements executed by the Company during August and September 2008, and pursuant to the Preliminary Schedule 14C filed by the Company on November 6, 2008, the Company seeks to amend its Certificate of Incorporation again with the state of Delaware (the “Amendment”) to increase the amount of authorized shares of capital stock.  In August 2008, ECO2’s board of directors approved an amendment of the Company’s Certificate of Incorporation, as amended, to change the number of authorized shares to Four Billion Two Hundred Million (4,200,000,000) shares of capital stock (the “Amended Authorized Amount”).  Of the Amended Authorized Amount, Two Billion Five Hundred Million (2,500,000,000) shares shall continue to be classified as common stock and One Billion Seven Hundred Million (1,700,000,000) shares shall be classified as preferred stock.

Item 5.  Other Information

See Item 4 above. In addtion, effective November 17, 2008, the trading symbol for the Company's common stock changed to EOPI from ECOO.

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

ECO2 PLASTICS, INC.

/s/ Rodney S. Rougelot
Rodney S. Rougelot
Director, Chief Executive Officer and Interim Chief Financial Officer

DATE

November 14, 2008

EXHIBIT INDEX

Exhibit No.	Description	Location

3.1(i)	Amendment to Restated Certificate of Incorporation	Incorporated by reference to Exhibit A to the DEF-14C filed by the Company on November 30, 2005.

3.2(i)	Restated Certificate of Incorporation	Incorporated by reference to Exhibit B to the DEF-14C filed by the Company on September 9, 2002.

3.3(i)	Certificate of Incorporation	Incorporated by reference to the Form S-18 Registration Statement filed by the Company File No. 33-31-67.

3.4(i)	Amendment to Restated Certificate of Incorporation	Incorporated by reference to the DEF-14C filed by the Company on February 22, 2007.

3.5(i)	Amendment to Restated Certificate of Incorporation	Incorporated by reference to the DEF-14C filed by the Company on May 15, 2008.

3.6(i)	Amendment to Restated Certificate of Incorporation	Incorporated by reference to the DEF-14C filed by the Company on August 1, 2008.

3.7(ii)	Bylaws	Incorporated by reference to Exhibit B to the DEF-14C filed by the Company on September 9, 2002.

31.1	Certification of CEO and Interim CFO pursuant to Section 302 of the Sarbanes-Oxley Act	Attached

32.1	Certification of CEO and Interim CFO pursuant to Section 906 of the Sarbanes-Oxley Act	Attached