Form 10-K
period 2008-12-31
ECO2 PLASTICS INC
filed 2009-04-14
CIK 855372

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE
SECURITIES EXCHANGE ACT OF 1934
For Fiscal Year Ended
December 31, 2008

Commission File #033-31067

ECO2 PLASTICS, INC.
 (Exact name of registrant as specified in its charter)

Delaware
(State or other jurisdiction of incorporation or organization)

31-1705310
 (IRS Employer Identification Number)

680 Second Street, Suite 200
San Francisco, CA 94107
 (Address of principal executive offices)(Zip Code)

(415) 829-6000
 (Registrant's telephone no., including area code)

Securities registered pursuant to Section 12(b) of the Act: None
Securities registered pursuant to Section 12(g) of the Act: Common Stock, $0.001 Par Value.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-K not contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. Yes ☒

Revenues for year ended December 31, 2008 were $6,690,312.

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of “accelerated filer and large accelerated filer” and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):  Smaller Reporting Company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒

The aggregate market value of the voting common stock held by non-affiliates of the Company as of December 31, 2008 was approximately $9,053,099 based upon 558,833,286 shares held by such persons and the closing price of $0.0162 per share on that date.  Shares of common stock held by each officer and director and by each person who owns 10% or more of the outstanding common stock have been excluded because these people may be deemed to be affiliates.  The determination of affiliate status is not necessarily a conclusive determination for any other purpose.

The registrant does not have any non-voting common stock outstanding.

Number of shares of the registrant's common stock outstanding as of March 31, 2009 was 561,681,045.

Number of shares of the registrant’s preferred stock outstanding as of March 31, 2009 were 155,691,168 shares of Series A Preferred and 328,630,238 shares of Series B-1 Preferred.

Item 1.                                Business

Business Description

Founded in 1999 and based in San Francisco, California, ECO2 Plastics, Inc., a Delaware corporation (“ECO2” or the “Company”), is a publicly-traded company (OTCBB:  EOPI), that has developed a unique and revolutionary process, referred to as the ECO2 Environmental System (the “ECO2 Environmental System”). The ECO2 Environmental System cleans post-consumer plastics, without the use of water, with substantial cost savings versus traditional methods within a proprietary, closed-loop system (the “Process”). This Process is both patented and patent pending, and is licensed from Honeywell FM&T (“Honeywell”) and the Department of Energy (“DOE”) on an exclusive basis for the life of the patent. Since inception, ECO2 has invested in the development of the technology and equipment comprising the Eco 2 Environmental System, which includes the filing of a new “Process Patent” with Honeywell in May 2005 with the patent being granted in 2007. This also included building several scaled up versions of the Prototype ECO2 Environmental System (the “Prototype”), testing of the Prototypes, building a pilot plant, evaluating the product produced by the Prototype and real-time testing. The Company’s first full scale production facility was constructed in Riverbank, California and is now  producing saleable product and ramping up to full scale operations.  ECO2’s goal is to build and operate plastic recycling plants (the “ECO2 Plants”) in the USA that utilize the ECO2 Environmental System and to expand the ECO2 Environmental System worldwide. ECO2’s growth strategy includes organic growth, strategic acquisitions and licensing or partnership agreements, where appropriate.

In 2004, the State of California Integrated Waste Management Board (“CIWMB”), through the Recycling Market Development Zone Loan (“RMDZ”) Program, approved a $2 million “matching funds loan” to assist ECO2 in building a plant in California. The matching funds loan was used to complete the initial plant in Riverbank, California (the “Riverbank” or “Plant”).

The Plant is strategically located between the San Francisco bay area and the greater Sacramento metropolitan area. The Company believes that this location will allow ECO2 to provide convenient access for the generators of the feedstock (bales of plastic bottles) from approximately 10million residential customers.

ECO2 may locate a second plant in California to capture additional volumes generated in the largest recycling market in the United States.   The Company  engaged a team of engineers to conduct the preliminary design efforts. In addition, a case can be made for a third ECO2 facility in San Diego County, which has  a significant population, continued growth, and an ample supply of feedstock from Mexico.

In 2008 the Company purchased its feedstock for an average of $0.28 per pound and sold the finished clean flake for an average of $0.52 per pound. Each plant has a potential revenue stream of approximately $20+ million per year.

The Riverbank Plant is mechanically complete and the Plant is ramping up, but has not yet achieved full-scale operations.  New equipment is being installed and is expected to improve yield, reduce cost, and provide production alternatives. Based on the current production runs, the company believes that the Plant will produce approximately 40 million pounds of clean, clear flake at optimal throughput.

ECO2 has access to a supply of raw material from the major collectors of the post consumer used beverage containers in California, as well as from several independent sources. Primary suppliers of material include buyback operations, curbside collection programs, materials reclamation facilities, waste haulers and a network of plastic brokers. With the cost advantages that are expected from  its production process, ECO2 expects to be able to compete aggressively for the available supply of plastic. Approximately 900 million pounds annually of material is shipped from the western United States through ports in California to Asian buyers each year.

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

In November 2008, ECO2 received a favorable opinion letter from the US Food and Drug Administration (FDA) allowing PET processed with the ECO2 process to be used in direct food contact applications.  The opinion letter concluded that ECO2's secondary recycling process, as described in the Company's submissions, would produce RPET that is of a purity suitable for use up to 100% recycled content in the manufacture of articles in contact with all food types, under Conditions of Use A (i.e. ready-prepared foods to be reheated in container at time of use) through H (i.e. frozen and refrigerated storage; ready-prepared foods intended to be reheated in container at time of use) and J (i.e. cooking at temperatures exceeding 121 degrees Celsius such as baking and browning),  The opinion letter provided the highest level of approval in these nine categories.

In 2007, a representative approached ECO2 from the Vehicle Recycling Program of USCAR, the umbrella organization for collaborative research among Chrysler, Ford and General Motors. ECO2 was asked to develop a solution for the removal of PCB residue on plastic generated as a by-product of auto shredder operations (“Auto Shredder Fluff”). Approximately 2.5% of a car’s weight is comprised of various forms of plastic. This plastic ends up in the Auto Shredder Fluff with the resultant plastic often contaminated with harmful PCB’s, which is a significant problem for auto manufacturers, both economically and from a public relations and liability standpoint.  ECO2 has tested contaminated samples submitted by the representative and has successfully cleaned the plastic to acceptable environmentally safe levels.  ECO2 is confident that these additional tests will result in further proof that its technology for the removal of PCB residue is state of the art. VRP granted the Company approximately $84,000 to further study the possibility of using the ECO2 Environmental System to mitigate PCB contamination in Auto Shredder Fluff.  Should the results of the study prove to be positive, the VRP would then engage the Company to build a plant to produce 4,000 pounds of flake per hour. The first payment of $20,000 was received in January 2008 and ECO2 has received payments for completing three of six total phases of the contract. The remaining phases will be completed by the end of the first quarter 2009. Once successful, the VRP has suggested the possibility to build additional ECO2 plants to clean and consume the plastic domestically.

Further, ECO2 believes that the international market for ECO2’s products and services is substantial and has received multiple inquiries regarding the potential for construction of ECO2 plants around the world. In most cases internationally, plant feedstock should be available for lower cost (versus $0.28 per pound in the USA), which should increase ECO2’s operating profit margins.

In 2006, the Company was developing its recycling processes, plant operations and technology development, which approximated $2.0 million, and was considered research and development expense as the Company had not commenced operations, other than at a testing level.  In 2007 and 2008, the Company spent approximately $121,000 and $36,000 on research and development. Production costs for 2007 and 2008 were significant and reflected continued work with the new equipment and technology.

As of December 31, 2008, ECO2 had approximately 35 full time employees and 1 part-time employee.

Currently, 70% of the materials collected west of the Mississippi are exported to China in the form of bales of crushed plastic bottles and containers. Despite growing demand in California for ECO2 type of services, there is currently no significant competition in the PET or HDPE segments of the market west of the Mississippi. Nearly all of the competitive processing capacity exists east of the Mississippi and each facility deploys higher cost, less effective water-wash recycling systems. ECO2 is the only company that washes PET without water using the ECO2 Environmental System, and as an end result, offers substantial operating efficiency advantages, and significant positive environmental benefits.

Item 1A.                      Risk Factors

Risks Related to Our Business

Our production process has not yet, and may not achieve expected production volumes.

ECO2’s proprietary patented and patent-pending process has yet to achieve expected production volumes, and there are no assurances that these volumes will be attained.  The Company is working to overcome the technical obstacles posed by our unique technology and to evaluate other technologies.  Actual results may differ materially from those predicted and changes in the circumstances on which we base our predictions could materially affect our actual results.

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

Salberg & Company, P.A., in its report of independent registered public accounting firm for the years ended December 31, 2008 and 2007, has expressed “substantial doubt” as to our ability to continue as a going concern based on net losses and negative cash flows in 2008, and a working capital deficit at December 31, 2008. Our financial statements do not include any adjustments that might result from the outcome of that uncertainty.

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

Our ability to generate revenue depends upon our ability to secure raw plastic (PET and HDPE).  There is a world-wide market for these materials, and the Company faces competition from China and other low-cost users.  To the extent that we are unable to secure enough raw plastic, our business, financial condition and results of operations will be materially adversely affected.

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

We will need to hire additional employees to implement our business plan. In order to continue to grow effectively and efficiently, we will need to implement and improve our operational, financial and management information systems and controls and to train, motivate and manage our employees. We intend to review continually and upgrade our management information systems and to hire additional management and other personnel in order to maintain the adequacy of its operational, financial and management controls. There can be no assurance, however, that we will be able to meet these objectives.

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

Item 1B.                              Unresolved Staff Comments

On February 2, 2009, the staff of the Securities and Exchange Commission's Division of Enforcement advised that it intends to recommend that the Commission authorize and institute cease-and-desist proceedings against the Company to determine what remedial actions or sanctions, if any, are to be filed against the Company based on the Commission's findings as to whether we failed to comply with Items 307 and 308T of Regulation S-B in our December 31, 2007 Form 10-KSB filed April 15, 2008.  Our counsel is in discussions with the SEC regarding these Sarbanes-Oxley requirements.

Item 2.                                Properties

The Company does not own any real property.  ECO2 has entered into a 5 year lease agreement expiring in March 2010 with a 5 year option on a 58,000 sq. ft. steel frame building in the heavy industrial complex building in Riverbank, California. The agreement includes 3,500 sq. ft. of office and garage space.  In addition, the Company leases approximately 2,300 square feet of office space in San Francisco, California at 680 Second Street, Suite 200, pursuant to the terms of a lease expiring in May 2009.

Item 3.                                Legal Proceedings

On February 27, 2009, Cool Clean Technologies, Inc. (“Cool Clean”) filed a complaint against the Company in the United States District Court, District of Minnesota.  Cool Clean is alleging breach of negotiable instrument and breach of contract and that it is due in excess of $626,000.  The Company was served on April 2, 2009.

The Company is unaware of any other threatened or pending litigation against it not in the ordinary course of business and that has not previously been disclosed.

Item 4.                                Submission of Matters to a Vote of Security Holders

On August 28, 2008, ECO2’s board of directors and the holders of a majority of the outstanding shares of common stock, series A convertible preferred stock and series B-1 convertible preferred stock of the Company, approved an amendment of the Company’s Certificate of Incorporation, as amended, to change the number of authorized shares to Four Billion Two Hundred Million (4,200,000,000) shares of all classes of capital stock (the “Authorized Amount”).  Of the Authorized Amount, Two Billion Five Hundred Million (2,500,000,000) shares are classified as common stock and One Billion Hundred Seven Hundred Million Shares (1,700,000,000) shares are classified as preferred stock.

Pursuant to the Definitive Schedule 14C filed by the Company on December 5, 2008 (File No. 033-31067), the Company amended its Certificate of Incorporation with the State of Delaware (the “Amendment”).  On January 12, 2009, the Company received notice from the state of Delaware confirming the Amendment.  The Amendment was deemed effective on January 12, 2009.

Item 5.                                Market for Registrant’s Common Equity and Related Stockholder Matters

As of March 31, 2009, ECO2 Plastics, Inc. had 561,681,045 shares of common stock issued and outstanding and had approximately 1,005 stockholders of record.  As of March 31, 2009 there are 155,691,168 shares of Series A convertible preferred stock and 328,630,238 shares of Series B-1 convertible preferred stock issued and outstanding.

ECO2’s common stock, preferred stock, warrants and convertible debt securities are not traded on a registered securities exchange, or the NASDAQ.  The market for our common stock and preferred stock may be affected by overhang from the convertible debt securities and warrants. ECO2’s common stock is quoted on the National Association of Securities Dealers OTC Bulletin Board. The following table sets forth the range of high and low bid quotations for each fiscal quarter for the past two (2) years. These quotations reflect inter-dealer prices without retail mark-up, mark-down, or commissions, and may not necessarily represent actual transactions.

FISCAL QUARTER ENDED	HIGH BID		LOW BID
March 31, 2009		$.02		$.01
December 31, 2008		$.02		$.01
September 30, 2008		$.02		$.02
June 30, 2008		$.05		$.05
March 31, 2008		$.05		$.05
December 31, 2007		$.08		$.07
September 30, 2007		$.15		$.13
June 30, 2007		$.21		$.19
March 31, 2007 (1)	$		$

(1)	Due to the Company’s name and symbol change in the first quarter of 2007, we are unable to obtain the high and low bid prices for that quarter.

On April 9, 2009, the closing price was $0.01 per share.

We have never declared or paid cash dividends to our stockholders. We currently intend to retain all available funds and any future earnings for use in the operation of our business and we do not anticipate declaring or paying cash dividends for the foreseeable future.

Securities authorized for issuance under equity compensation plans as of December 31, 2008:

Equity Compensation Plan Information
Plan Category	Number of securities to	Weighted-average	Number of securities
	be issued upon exercise	exercise price of	remaining available for
	of outstanding options,	outstanding options,	future issuance under
	warrants and rights (a)	warrants and rights (b)	equity compensation
			plans (excluding
			securities reflected in
			column (a))

Equity compensation	N/A	N/A	N/A
plans approved by
security holders

Equity compensation	4,457,370(1)	$.06	N/A
plans not approved by
security holders	15,000,000(2)	Price as listed on the	5,150,000
		OTCBB at the time of
		issuance.

	19,500,000(3)	$.06	N/A

	1,500,000(4)	$.06	N/A

	750,000(5)	$.06	N/A

	500,000(6)	$.06	N/A

	1,000,000(7)	$.06	N/A

	12,000,000(8)	$0.0975	12,000,000

	5,000,000 (9)	$0.108	N/A

	20,000,000 (10)	$0.015	N/A

	15,000,000 (11)	$0.015	N/A

(1)
Consists of a warrant issued by the Company to Gary De Laurentiis, its former Director and CTO, pursuant to which Mr. De Laurentiis may purchase up to 2,457,370 shares of common stock of the Company, exercise price of $.06 per share and a Warrant issued by the Company pursuant to which Mr. De Laurentiis may purchase up to 2,000,000 shares of common stock of the Company at a price of $.06 per share.  These warrants were fully assigned and cancelled on August 11, 2005.

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

(3)
Consists of a warrant issued by the Company to Gary De Laurentiis, its former Director and CTO, pursuant to which Mr. De Laurentiis may purchase up to 20,000,000 shares of common stock of the Company, exercise price of $.06 per share. While the Company authorized the warrant in the amount of 20,000,000 shares, simultaneous with the issuance of the warrant, Mr. De Laurentiis transferred the rights represented by the warrant in the right to buy 500,000 shares of common stock of the company to another. Accordingly, the presentation of the warrant in this report has been limited to the 19,500,000 shares the right to purchase Mr. De Laurentiis actually received.  In connection with various assignments made from this warrant to other related and unrelated parties, Mr. De Laurentiis can purchase up to 7,384,682 shares of common stock of the Company in accordance with this warrant. This warrant was converted into shares of common stock on March 26, 2008.

(4)
Consists of a warrant issued by the Company to David M. Otto, corporate counsel to the Company, pursuant to which Mr. Otto may purchase up to 1,000,000 shares of common stock of the Company, exercise price of $.06 per share and a warrant issued by the Company to Mr. Otto pursuant to which he may purchase up to 500,000 shares of common stock of the Company, exercise price of $.06 per share. This warrant was converted into shares of common stock on March 26, 2008.

(5)
Consists of a warrant issued by the Company to Frederick W. Smith, Jr., its former Chief Financial Officer, pursuant to which Mr. Smith may purchase up to 500,000 shares of common stock of the Company, exercise price of $.06 per share and a warrant issued by the Company pursuant to which Mr. Smith may purchase up to 250,000 shares of common stock of the Company at an exercise price of $.06 per share. This warrant was converted into shares of common stock on March 26, 2008.

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

(8)
Consists of a warrant issued by the Company to Mario Sandoval, its former Chief Operating Officer who resigned, pursuant to which Mr. Sandoval may purchase up to 12,000,000 shares of common stock of the Company at an exercise price of $0.0975 per share.  This warrant was issued in accordance with Mr. Sandoval’s employment agreement, dated October 20, 2006.  Under this agreement, Mr. Sandoval received a total of 24,000,000 warrant shares, of which 17,000,000 had vested.  In connection with Mr. Sandoval’s departure, he agreed to return his previously issued common stock purchase warrant in exchange for 5,000,000 shares of common stock, par value $0.001 per share, with a per share price at $0.07 per share which were filed on Form S-8 under the Securities Act of 1933 with the SEC.

(9)
Consists of a warrant issued by the Company to Craig Hardy, its former Chief Financial Officer, who resigned in March 2008, pursuant to which Mr. Hardy may have purchased up to 5,000,000 shares of common stock of the Company at an exercise price of $0.108 per share/cashless.  This warrant was issued in accordance with Mr. Hardy’s employment agreement, dated August 10, 2007.  Under this agreement, Mr. Hardy was to receive a total of 5,000,000 warrant shares, of which 1,250,000 were converted to common stock on 3/26/08 and the remainder were cancelled upon his resignation.

(10)
Pursuant to the terms of Mr. Salomon’s employment, Mr. Salomon shall be granted a common stock purchase warrant to acquire up to 20,000,000 shares of common stock of the Company with an exercise price of $0.015 per share.  This warrant shall vest over four years as follows: 25% after the twelfth month and 1/48 for each month thereafter.

(11)
Pursuant to the terms of Mr. Janz’ employment, Mr. Janz shall be granted a common stock purchase warrant to acquire up to 15,000,000 shares of common stock of the Company with an exercise price of $0.015 per share.  This warrant shall vest over four years as follows: 25% after the twelfth month and 1/48 for each month thereafter.

Performance Comparison Graph

The following graph depicts the Company’s total return to shareholders from January 2, 2004 through February 26, 2009, relative to the performance of the Standard & Poor’s 500 Index, and the Russell MicroCap Index. All indices shown in the graph have been reset to a base of 100 as of January 2, 2004, and assume an investment of $100 on that date and the reinvestment of dividends paid since that date. The Company has never paid a dividend on its common stock. The stock price performance shown in the graph is not necessarily indicative of future price performance.

	01/02/05	01/03/06	01/03/07	01/02/08	01/02/09
ECO2 Plastics, Inc.	$0.25	$0.11	$0.16	$0.07	$0.02
S&P 500	$1,202.08	$1,268.80	$1,416.60	$1,447.16	$931.80
Russell MicroCap	N/A	$51.95	$58.44	$52.19	$32.02

Recent Sales of Unregistered Securities

During the period covered by this 10-K, the Company sold the following securities which were not registered under the Securities Act of 1933 (the “Act”) and not reported on any other form:

Convertible Notes Payable due March 2009 – During 2008, the Company received cash of approximately $3.9 million and a promissory note with related accrued interest totaling approximately $101,000 and in exchange issued convertible notes payable due March 31, 2009 (the “Convertible Notes due March 2009”) of approximately $4.0 million and warrants to purchase approximately 134 million shares of Company common stock at a per share price of $0.015 that expire in April 2015.  The Convertible Notes due March 2009 bear interest at 15%, and are convertible into shares of Company common stock, and upon written election at the discretion of holders of 60% or more of the aggregate principal amount of Convertible Notes due March 2009 then outstanding, the entire principal amount of such notes, together with all accrued interest, which shall be computed as if such notes were held until March 31, 2009, regardless of whether converted prior to that date, shall be converted.  If the Company has raised $1 million in new equity, the conversion price would be the lesser of 80% of the new equity price or $0.015 per share.  If such next equity financing has not occurred, then the conversion securities shall consist of shares of a newly created series of Series C Convertible Preferred Stock of the Company having rights, preferences and privileges substantially similar to those of the Company’s Series B Stock, except that the liquidation preference shall be senior to the Series B Stock and the Company’s Series A Convertible Preferred Stock, at a price per share equal to $0.015 (subject to appropriate adjustment for all stock splits, subdivisions, combination, recapitalizations and the like) until April 2015.  The Company has pledged as collateral pursuant to terms of a Security Agreement relating to the Convertible Notes due March 2009, as amended and restated, substantially all of its assets, subject only to a security interest granted to CIWMB.

Convertible Notes Payable due December 2011
Additionally, in 2008, the Company received cash of approximately $3.4 million and an amount due to an officer for deferred compensation of $50,000 and in exchange issued convertible notes payable due in December 2011 (the “Convertible Notes due December 2011”) of approximately $3.45 million and warrants to purchase approximately 115 million shares of Company common stock at a per share price of $0.015 that expire in April 2015.  The Convertible Notes bear interest at 8%.   The Convertible Notes due December 2011 are convertible into shares of Company Series C Convertible Preferred stock, and upon written election at the discretion of holders of 70% or more of the aggregate principal amount of Convertible Notes due December 2011 then outstanding, the entire principal amount of such notes, together with all accrued interest shall be converted at a price per share equal to $0.015 (subject to appropriate adjustment for all stock splits, subdivisions, combination, recapitalizations and the like).  The Company has pledged as collateral pursuant to terms of a Security Agreement relating to the Convertible Notes, as amended and restated, substantially all of its assets, subject only to a security interest granted to CIWMB.

Pursuant to terms of an Amended and Restated Subordination and Intercreditor Agreement (the “Intercreditor Agreement”) signed by purchasers of Convertible Notes due December 2011 and certain purchasers of Convertible Notes due March 2009, approximately $2.6 million of Convertible Notes due March 2009 are subordinate to $3.0 million of Convertible Notes due December 2011 held by certain investors (the “Senior Lenders”) (the “Senior Debt”); provided that so long as at the time of and after giving effect to any such payment of principal or interest due on subordinated debt, no Event of Default (as defined) has occurred under the amended and restated notes, security agreements and other documents evidencing the Convertible Notes due December 2011, or would occur as a result thereof, the Company may make regularly scheduled payments of principal and interest on such subordinated debt.

Other Notes Payable  – During 2008, the Company received $300,000 cash pursuant to terms of a short-term $300,000 promissory note bearing interest at 15%, which was repaid in full.  Additionally, during 2008, the Company’s Chief Executive Officer loaned the Company $270,000 pursuant to terms of short-term notes payable bearing interest at 15%, of which $175,000 was repaid.  The remaining $95,000 and related accrued interest of approximately $6,000 were exchanged for convertible notes payable, which were subsequently converted into shares of the Company’s common stock.

Common Stock Issued for Conversion of Series B-1 Convertible Preferred Stock – During 2008, a total of 7,609,802 shares of Series B-1 Convertible Preferred Stock were converted for that same number of shares of Company common stock.

Warrants Issued for Services - During 2008, the Company issued to certain of its non-employee directors warrants to purchase 750,000 shares and 1,000,000 shares of its common stock at an exercise price of $0.22 and $0.07, respectively, with a term of approximately 6.8 years.

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

During 2008, the Company issued to a consultant warrants for the purchase of 7,500,000 shares of its common stock at an exercise price of $0.015, with a term of approximately 6.5 years. The closing stock price at the issuable date was $0.02 per share.  In addition, during 2008, the Company issued to a consultant warrants for the purchase of 300,000 shares of its common stock at an exercise price of $0.02, with a term of approximately 6.5 years.

In 2008, the Company and an individual agreed to terms of an offer of employment pursuant to which, among other things, the individual will serve as its Senior Vice President of Operations and in additional to cash compensation and other customary employee related benefits received a warrant to purchase 15 million shares of Company common stock, 25% of which vest at the end of one year and the remainder vest equally on a monthly basis over the next three years.  The warrants have a term of approximately 6.5 years and an exercise price of $0.015 per.

In 2008, the Company and an individual agreed to terms of an offer of employment pursuant to which, among other things, the individual will serve as its Chief Financial Officer and in additional to cash compensation and other customary employee related benefits received a warrant to purchase 20 million shares of Company common stock, 25% of which vest at the end of one year and the remainder vest equally on a monthly basis over the next three years.  The warrants have a term of approximately 6.5 years and an exercise price of $0.015 per share.

Use of Proceeds – Funds raised during 2008 were used for working capital, to purchase new equipment for the Company’s proprietary CO2 cleansing equipment and other critical spare parts and equipment and to reduce trade payables.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

Item 6.                                Selected Financial Data.

The accompanying selected financial data should be read together with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the accompanying financial statements and related notes that are included in this Annual Report on Form 10-K.  The historical results are not necessarily indicative of results to be expected for any future period.  All amounts are presented in the table below in thousands, except for per share amounts.

	Years ended December 31,
Statements of Operations Data:	2008	2007	2006	2005	2004

Revenue	$6,690	$4,339	$61	$-	$2
Cost of goods sold	5,741	4,220	50	-	69
Gross margin	949	119	11	-	(67)
Operating expenses
Plant operations and technology development	8,730	6,877	2,008	303	166
General and administrative, including stock-based
compensation expense of $1,305, $5,987, $10,045, $6,382 and $998	4,504	9,273	12,943	10,229	2,117

Total operating expenses	13,234	16,150	14,951	10,532	2,283

Loss from operations	(12,285)	(16,031)	(14,940)	(10,532)	(2,350)
Other income (expense)
Interest expense, including amortization of debt discount and
debt issue costs of $7,419, $14,868, $4,077, $1,853 and $0	(8,237)	(16,595)	(4,740)	(2,386)	(273)
Change in fair value liability of warrants and derivatives	-	-	(1,197)	(2,183)	-
Gain on extinguishment of debt	-	-	117	292	634
Other expense	-	-	-	-	(248)
Excess of fair value of common stock issued in exchange
for notes, interest and accounts payable and warrants	(3,458)	-	-	(516)	-
Total other income (expense)	(11,695)	(16,595)	(5,820)	(4,793)	113

Loss before income taxes	(23,980)	(32,626)	(20,760)	(15,325)	(2,237)
Income taxes	-	-	-	-	-

Net loss	(23,980)	(32,626)	(20,760)	(15,325)	(2,237)

Beneficial conversion feature related to Series A and
Series B-1 Convertible Preferred Stock	(8,957)	-	-	-	-

Net loss attributable to holders of common stock	$(32,937)	$(32,626)	$(20,760)	$(15,325)	$(2,237)

Net loss attributable to holders of common stock
per common share, basic and diluted	$(0.07)	$(0.21)	$(0.25)	$(0.53)	$(1.40)

Weighted average shares used in computing net loss attributable
to holders of common stock per common share, basic and diluted	488,614	152,661	84,387	28,790	1,595

	December 31,
Balance Sheet Data:	2008	2007	2006	2005	2004

Cash and cash equivalents	$1,577	$101	$97	$32	$5
Total current assets	1,943	1,159	1,616	174	5
Property and equipment, net (primarily recycling plant)	9,104	7,864	5,894	2,806	194
Total assets	11,256	9,515	10,283	3,165	423
Notes payable and capital lease obligations, net of discount (1)	4,155	15,386	5,461	3,717	538
Total stockholders' equity (deficit)	4,638	(11,755)	2,730	(6,309)	(1,906)

(1) Amounts presented are net of debt discount of $5,171, $4,414, $7,861, $10 and $0

Item 7.                                  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

FORWARD LOOKING STATEMENTS CAUTIONARY

This Item 7 and the December 31, 2008 Annual Report on Form 10-K (the “Annual Report”) may contain "forward-looking statements." In some cases, you can identify forward-looking statements by terminology such as "may," "will," "should," "could," "expects," "plans," "intends," "anticipates," "believes," "estimates," "predicts," "potential" or "continue" or the negative of such terms and other comparable terminology. These forward-looking statements include, without limitation, statements about our market opportunity, our strategies, competition, expected activities and expenditures as we pursue our business plan, and the adequacy of our available cash resources. Although we believe that the expectations reflected in any forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Actual results may differ materially from the predictions discussed in these forward-looking statements. Changes in the circumstances upon which we base our predictions and/or forward-looking statements could materially affect our actual results. Additional factors that could materially affect these forward-looking statements and/or predictions include, among other things: (1) our limited operating history; (2) the risks inherent in the investigation, involvement and acquisition of a new business opportunity; (3) unforeseen costs and expenses; (4) our ability to comply with federal, state and local government regulations; and (5) other factors over which we have little or no control.

We do not undertake any obligation to publicly update any forward-looking statement, whether as a result of new information, future events, or otherwise, except as required by law. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause our actual results or achievements to be materially different from any future results or achievements expressed or implied by such forward-looking statements. Such factors include the factors described in Item 1A. Risk Factors included elsewhere in this Annual Report.

Further, in connection with, and because we desire to take advantage of, the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995, we caution readers regarding certain forward-looking statements in the following discussion and elsewhere in this report and in any other statement made by, or on our behalf, whether or not in future filings with the Securities and Exchange Commission. Forward-looking statements are statements not based on historical information and which relate to future operations, strategies, financial results or other developments. Forward-looking statements are necessarily based upon estimates and assumptions that are inherently subject to significant business, economic and competitive uncertainties and contingencies, many of which are beyond our control and many of which, with respect to future business decisions, are subject to change. These uncertainties and contingencies can affect actual results and could cause actual results to differ materially from those expressed in any forward-looking statements made by, or on our behalf.

The following should be read in conjunction with the financial statements included in this December 31, 2008 Annual Report on Form 10-K.

Background

ECO2 Plastics, Inc., “ECO2” or the “Company”, was incorporated under the laws of the State of Delaware in 2000, and formed for the purpose of acquiring certain patented technology and the development of a worldwide market for its usage.  We have developed a unique and revolutionary cleaning process, referred to as the ECO2 Environmental System (the “ECO2 Environmental System”). The ECO2 Environmental System cleans post-consumer plastics, without the use of water, at a substantial cost savings versus traditional methods (the “Process”). This Process is licensed from Honeywell and the Department of Energy on an exclusive basis for the life of the patent. Since our inception, we have invested in the development of the technology and equipment comprising the ECO2 Environmental System, which includes a patent issued in 2007. This included building several scaled up versions of the Prototype ECO2 Environmental System (the “Prototype”), testing of the Prototypes, building a pilot plant, evaluating the product produced by the Prototype and real-time testing. Our first full scale production facility was constructed in Riverbank, California and is now producing saleable product and ramping up, but has not yet achieved commercial scale operations as it further develops the process. Our goal is to build and operate plastic recycling plants in the USA that utilize the ECO2 Environmental System and to expand the ECO2 Environmental System worldwide. Our growth strategy includes organic growth, strategic acquisitions and licensing or partnership agreements, where appropriate.

We operate in the evolving field of plastics materials recycling. New developments could both significantly and adversely affect existing and emerging technologies in the field. Our success in developing marketable products and processes and achieving a competitive position will depend on our ability to attract and retain qualified management personnel and to raise sufficient capital to meet its operating and development needs.  There can be no assurance that we will be successful in accomplishing our goals.

As a result of our new production technology beginning to come online, and to reduce plant operating costs and use of cash during the ramp-up period, we decided to direct most production to the new technology equipment and accordingly reduced operations of prior technology production equipment.  Production volumes and revenues have decreased and in the near term will remain at the reduced levels.New technology, some still under development, is  expected to increase throughput  as a percentage of capacity. In connection with reducing prior technology production in mid-November 2008, we terminated approximately 85 employees at our Riverbank plant, thus reducing our workforce to approximately 35 employees. As projected production volume increases over the next several months, similarly, our workforce is expected to increase.

We have incurred recurring losses from operations and operating activities have used cash, and have a net working capital deficit and have had net capital deficiencies. The Report of Independent Registered Public Accounting Firm included in this Annual Report stated that these conditions, among others, raise substantial doubt about the our ability to continue as a going concern.

At December 31, 2008, we had cash and cash equivalents of approximately $1.6 million and a working capital deficit of $3.3 million, compared to cash and cash equivalents of approximately $101,000 and a working capital deficit of $18.6 million at December 31, 2007.  At December 31, 2008, we had total stockholders’ equity of $4.6 million as compared with total stockholders’ deficit of $11.8 million at December 31, 2007.  While our financial position and condition is much improved, at December 31, 2008, we do not have sufficient cash to meet our needs for the next twelve months.

Historically, our cash needs have been met primarily through proceeds from private placements of our equity securities and debt instruments including debt instruments convertible into our equity securities. During 2008, we received approximately $15.5 million from issuances of notes payable and preferred stock, and notes, interest and accounts payable of approximately $14.1 million were converted into shares of our common stock.  Our Board of Directors and Chief Executive Officer continue to be actively involved in discussions and negotiations with investors in order to raise additional funds to finance new production equipment, and to provide adequate working capital for operations with a near-term goal of generating positive cash flow from operations.  In April 2009, the Company received $100,000 cash and expects to receive another $200,000 in cash by April 15, 2009, pursuant to issuance of short-term, 8% notes payable to existing investors, and is discussing future additional financings in 2009.  However, there is no assurance that additional funds will be obtained.

 In view of these matters, continuation as a going concern is dependent upon our ability to meet its financing requirements, raise additional capital, and the future success of its operations.  The accompanying financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that may result from the possible inability to continue as a going concern.

Critical Accounting Policies and Estimates

The preparation of financial statements included in this Annual Report requires our management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  On an on-going basis, management evaluates its estimates and judgments. Management bases its estimates and judgments on historical experiences and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources.  Actual results may differ from these estimates under different assumptions or conditions.  The more significant accounting estimates inherent in the preparation of the our financial statements include estimates as to the depreciable lives of property and equipment, valuation of equity related instruments issued, and the valuation allowance for deferred income tax assets. Our accounting policies are described in the notes to financial statements included in this Annual Report.

We believe that the following discussion addresses our most critical accounting policies and estimates, which are those that we believe are most important to the portrayal of our financial condition and results of operations and which require our most difficult and subjective judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. We also have other policies that we consider key accounting policies; however, these policies do not meet the definition of critical accounting estimates because they do not generally require us to make estimates or judgments that are difficult or subjective.

Going concern presentation - The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. Since inception, we have reported losses and operating activities have used cash, have reported net working capital deficiencies and have had net capital deficiencies, which raises substantial doubt about our ability to continue as a going concern. The Report of Independent Registered Public Accounting Firm included in this Annual Report stated that these conditions, among others, raise substantial doubt about the Company’s ability to continue as a going concern. Our Board of Directors and management intend to raise additional financing to fund future operations and to provide additional working capital. However, there is no assurance that such financing will be obtained in sufficient amounts necessary to meet our needs. The accompanying financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that may result from the outcome of this uncertainty.

Revenue recognition – We recognize revenue when there is persuasive evidence of an arrangement, the product has been delivered to the customer, the sales price is fixed or determinable, and collectability is reasonably assured. We recognize revenues from sales of recycled products upon shipment to customers. Amounts received in advance of when products are delivered are recorded as liabilities until earned. Research or other types of grants from governmental agencies or private organizations are recognized as revenues if evidence of an arrangement exists, the amounts are determinable and collectability is reasonably assured with no further obligations or contingencies remaining.

Income taxes – We account for income taxes in accordance with SFAS No. 109, “Accounting for Income Taxes”, which requires recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred income taxes are recognized for the tax consequences in future years of differences between the tax bases of assets and liabilities and their financial reporting amounts at each period end based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to amounts expected to be realized. We continue to provide a full valuation allowance to reduce our net deferred tax asset to zero, inasmuch as management has not determined that realization of deferred tax assets is more likely than not. The provision for income taxes represents the tax payable for the period and change during the period in net deferred tax assets and liabilities.

Stock-based compensation – We account for stock-based compensation in accordance with Statement of Financial Accounting Standard (“SFAS”) No. 123R, Accounting for Stock-Based Compensation (“FAS 123R”), which requires recording an expense over the requisite service period for the fair value of options or warrants granted. We use the Black-Scholes option pricing model as our method of valuation for stock-based awards.  Our determination of the fair value of stock-based awards on the date of grant using an option pricing model is affected by our stock price as well as assumptions regarding a number of highly complex and subjective variables.  These variables include, but are not limited to, the expected stock price volatility over the term of the award.  Although the fair value of stock-based awards is determined in accordance with SFAS 123R, the Black-Scholes option pricing model requires the input of highly subjective assumptions, and other reasonable assumptions could provide differing results.

Impairment of long-lived assets – Our management evaluates the recoverability of our long-lived assets in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-lived Assets,” which generally requires the assessment of these assets for recoverability when events or circumstances indicate a potential impairment exists. Events and circumstances considered by management in determining whether the carrying value of long-lived assets may not be recoverable include, but are not limited to: significant changes in performance relative to expected operating results, significant changes in the use of the assets, significant negative industry or economic trends, a significant decline in the Company’s stock price for a sustained period of time, and changes in our business strategy. In determining if impairment exists, management estimates the undiscounted cash flows to be generated from the use and ultimate disposition of these assets. If impairment is indicated based on a comparison of the assets’ carrying values and the undiscounted cash flows, the impairment loss is measured as the amount by which the carrying amount of the assets exceeds the fair market value of the assets.

Accounting for Derivatives – Management evaluates our convertible debt, options, warrants or other contracts to determine if those contracts or embedded components of those contracts qualify as derivatives to be separately accounted for under Statement of Financial Accounting Standards 133 “Accounting for Derivative Instruments and Hedging Activities” and related interpretations including EITF 00-19 “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock”.   The result of this accounting treatment is that under certain circumstances the fair value of the derivative is marked-to-market each balance sheet date and recorded as a liability.  In the event that the fair value is recorded as a liability, the change in fair value is recorded in the statement of operations as other income or expense.  Upon conversion or exercise of a derivative instrument, the instrument is marked to fair value at the conversion date and then that fair value is reclassified to equity. Equity instruments that are initially classified as equity that become subject to reclassification under SFAS 133 are reclassified to liability at the fair value of the instrument on the reclassification date.

 Recent accounting pronouncements - Effective January 1, 2008, we adopted SFAS No. 157, “Fair Value Measurements” (“SFAS 157”), for financial assets and liabilities. Adoption of SFAS 157 did not have a material impact on the Company’s results of operations, financial position or liquidity. This standard defines fair value, provides guidance for measuring fair value and requires certain disclosures. This standard does not require any new fair value measurements, but rather applies to all other accounting pronouncements that require or permit fair value measurements. This standard does not apply measurements related to share-based payments. SFAS 157 discusses valuation techniques, such as the market approach (comparable market prices), the income approach (present value of future income or cash flow), and the cost approach (cost to replace the service capacity of an asset or replacement cost). The statement utilizes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value into three broad levels. The following is a brief description of those three levels:

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

Our financial assets subject to fair value measurements at December 31, 2008 are comprised of cash and cash equivalents of $1,577,000 all of which are valued using Level 1 observable inputs.

In February 2008, the Financial Accounting Standards Board, or FASB, issued FASB Staff Position No. FAS 157-2, “Effective Date of FASB Statement No. 157”, which provides a one year deferral of the effective date of SFAS 157 for non-financial assets and non-financial liabilities, except those that are recognized or disclosed in the financial statements at fair value at least annually. We adopted the provisions of SFAS 157 with respect to its financial assets and liabilities only.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS 159”), which is effective for fiscal years beginning after November 15, 2007.  Adoption of SFAS 159 did not have a material impact on our results of operations, financial position or liquidity.

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

In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations” (“SFAS 141(R)”), which replaces SFAS No. 141. SFAS No. 141(R) establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any non-controlling interest in the acquire and the goodwill acquired. The Statement also establishes disclosure requirements which will enable users to evaluate the nature and financial effects of the business combination. SFAS 141(R) is effective for fiscal years beginning after December 15, 2008. The adoption of SFAS 141(R) will have an impact on accounting for future business combinations once adopted.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements – an amendment of Accounting Research Bulletin No. 51” (“SFAS 160”), which establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable to the parent and to the noncontrolling interest, changes in a parent’s ownership interest and the valuation of retained non-controlling equity investments when a subsidiary is deconsolidated. The Statement also establishes reporting requirements that provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the non-controlling owners. SFAS 160 is effective for fiscal years beginning after December 15, 2008. In the absence of possible future investments, application of SFAS 160 will have no effect on our financial statements.

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities – an amendment of SFAS No. 133. This statement changes the disclosure requirements for derivative instruments and hedging activities. SFAS No. 161 requires enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. SFAS No. 161 is effective for the Company’s interim period beginning January 1, 2009. We do not use derivative financial instruments nor engage in hedging activities.  Management is currently evaluating the impact of implementation of SFAS No. 161 on its financial position, results of operations and cash flows.

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

In June 2008, the Emerging Issues Task Force of the FASB issued EITF Issue No. 08-4, Transition Guidance for Conforming Changes to Issue No. 98-05 (“EITF 08-4”), which is effective for fiscal years ending after December 15, 2008, with earlier application permitted.  EITF 08-4 provides for, among other things, revisions to certain provisions of EITF 98-05, including nullification of guidance under EITF 98-05 that upon conversion, unamortized discounts for instruments with beneficial conversion features should be included in the carrying value of the convertible security that is transferred to equity at the date of conversion.  This nullification was made to update guidance to acknowledge the issuance of EITF Issue No. 00-27, which revised accounting guidance to require immediate recognition of interest expense for the unamortized discount.   In accordance with EITF 08-4 transition, we retrospectively applied the accounting guidance of EITF 00-27.  During 2008, certain convertible promissory notes payable were exchanged for shares of our common stock, and as a result of adoption of EITF 0027 accounting guidance the remaining unamortized debt discount of approximately $2.2 million was recognized as interest expense.  There was no cumulative effect for periods prior to 2008.

In June 2008, the Emerging Issues Task Force of the FASB issued EITF Issue No. 07-5, Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity’s Own Stock (“EITF 07-5”), which is effective for fiscal years ending after December 15, 2008, with earlier application not permitted by entities that has previously adopted an alternative accounting policy.  The adoption of EITF 07-5’s requirements will affect accounting for convertible instruments and warrants with provisions that protect holders from declines in the stock price (“down-round” provisions).  Warrants with such provisions will no longer be recorded in equity.  EITF 07-5 guidance is to be applied to outstanding instruments as of the beginning of the fiscal year in which the Issue is applied.  The cumulative effect of the change in accounting principle shall be recognized as an adjustment to the opening balance of retained earnings (or other appropriate components of equity) for that fiscal year, presented separately.  The cumulative-effect adjustment is the difference between the amounts recognized in the statement of financial position before initial application of this Issue and the amounts recognized in the statement of financial position at initial application of this Issue.  The amounts recognized in the statement of financial position as a result of the initial application of this Issue shall be determined based on the amounts that would have been recognized if the guidance in this Issue had been applied from the issuance date of the instrument.  Management is in the process of determining the financial reporting effect of initial adoption of this accounting requirement for future financial statements, and does not expect adoption to have a material effect on our financial position, results of operations or cash flows.

Results of Operations

The following table presents summary operating results information for each of the quarters during the year ended December 31, 2008, which we believe may be insightful and helpful in an understanding of our results of operations and its trends and patterns (in thousands):

	Three months ended in 2008				Year ended
	March 31	June 30	September 30	December 31	December 31

Revenue	$1,510	$1,410	$2,525	$1,245	$6,690
Cost of goods sold	1,593	1,366	1,892	890	5,741
Gross margin	(83)	44	633	355	949
Operating expenses
Plant operations and technology development	1,864	1,960	2,764	2,142	8,730
General and administrative	1,314	1,087	1,162	941	4,504
Total operating expenses	3,178	3,047	3,926	3,083	13,234
Loss from operations	(3,261)	(3,003)	(3,293)	(2,728)	(12,285)
Other income (expense)
Interest expense, including amortization of debt discount	(4,879)	(690)	(530)	(2,138)	(8,237)
Excess of fair value of common stock issued in exchange
for notes, interest and accounts payable and warrants	(3,458)	-	-	-	(3,458)
Total other income (expense)	(8,337)	(690)	(530)	(2,138)	(11,695)
Loss before income taxes	(11,598)	(3,693)	(3,823)	(4,866)	(23,980)
Income taxes	-	-	-	-	-
Net loss	$(11,598)	$(3,693)	$(3,823)	$(4,866)	$(23,980)

Net loss attributable to holders of common stock (a)	$(11,598)	$(12,650)	$(3,823)	$(4,866)	$(23,980)

Gross margin as a percentage of revenue	-5%	3%	25%	29%	14%

(a) - The net loss attributable to holders of common stock for the three months ended June 30, 2008 has been restated from that  previously reported to include a $8,957 constructive dividend related to the beneficial conversion feature related to convertible preferred stock. There is no effect on previously reported amounts of loss from operations, net loss, assets, liabilities, stockholder's equity or cash flows.

Comparison of Year ended December 31, 2008 to the Year ended December 31, 2007

Revenues were approximately $6.7 million during 2008 as compared to $4.3 in 2007. Revenues increased due primarily to increased production volumes resulting from processing improvements and decreasing sales of recycled products at earlier stages of production.  Quarterly revenues approximated $1.5 million, $1.4 million and $2.5 million during the first three quarters of 2008, which represented increases over comparative quarters of 2007.    As a result of ceasing prior technology production in mid-November, revenues for the fourth quarter of 2008 were approximately $1.2 million. In the near term, production volumes and revenues will decrease as the next generation technology comes on line and then is expected to increase as throughput increases as a percentage of capacity.

The Company derives its revenues from certain major customers.  The loss of major customers could potentially create a significant financial hardship for the Company.  During the years ended December 31, 2008 and 2007, the Company had revenues of over 10% of total revenue from individual customers as follows (“*” means < 10%):

	2008	2007
Customer A	26%	*
Customer B	21%	24%
Customer C	16%	15%
Customer D	11%	*
Customer E	*	40%
Customer F	*	10%

In November 2008, we entered into a supply agreement with a company (the “Purchaser”), which holds approximately $1.5 million of our Convertible Notes due December 2011 and warrants to purchase approximately 50 million shares of our common stock, and which has the right to and has designated a person to be a member of our Board of Directors.  Pursuant to terms of the Supply Agreement, among other things, if the Purchaser is in need of at least 1.5 million pounds of Products (as defined) for any calendar month during the three year term, then they shall order their requirements for 1.5 million pounds from us, and we have agreed to sell Products in accordance to a contractual pricing formula.  During 2008, our revenues from Purchaser approximated $1.7 million.

Cost of goods sold consists of the cost of raw materials processed and was approximately $5.7 million during 2008 as compared to $4.2 million during 2007. There was a gross profit of $949,000 in 2008 as compared to $119,000 in 2007.  As a percent of revenues, gross profit was 14% and 3% in 2008 and 2007, respectively.  The plant operated at higher levels of production for most of the year during 2008 as compared to 2007 as a result of process improvements to increase capacity and yield.  In 2008, most of the output was shipped at market prices and the cost of raw materials decreased slightly.

Plant operations and technology development expenses increased to $8.7 million in 2008 as compared to $6.9 million during 2007 due to increased production.  Operating expenses are comprised primarily of payroll and related, utilities, occupancy, supplies, and repairs and maintenance expenses.  Payroll and related costs approximated $2.9 million during 2008 as compared to $2.4 million during 2007, and depreciation expense approximated $1.4 million during 2008 as compared to $1.0 million in 2007.  Other plant operating expenses approximated $4.4 million during 2008 as compared to $3.5 million during 2007, and also in 2008 included a $252,000 impairment provision for long-lived assets. As production volumes approach maximum capacity, certain plant operating expenses will be included in cost of goods sold.

General and administrative expenses decreased to $4.5 million in 2008 as compared to $9.3 million during 2007.  Payroll and related costs approximated $2.3 million during 2008 as compared to $6.4 million in 2007.  The decrease in 2008 payroll and related was primarily due to higher non-cash stock-based compensation in 2007 as compared to 2008 relating to employment agreements equity awards with certain executive officers and related recruiter fees payable in equity securities.  Consulting and legal fees expenses approximated $882,000 during 2008 as compared to $759,000 during 2007.   Also included in general and administrative expenses in 2007 is $680,000, the result of issuances of equity securities in connection with a settlement agreement.

As a result of the above described increase in gross profit, increase in plant operations and technology development expenses, decrease in general and administrative expenses and the absence of settlement expense in 2007, our loss from operations decreased to $12.3 million in 2008 from $16.0 million during 2007.

We recorded interest expense of approximately $8.2 million during 2008 as compared to $16.6 million during 2007.  Interest expense includes amortization of debt issue costs and debt discount of approximately $7.4 million during 2008 and $14.9 million during 2007.  The decrease in interest expense for 2008 as compared to 2007 was primarily due to note conversions in 2008 and last half of 2007.

Our net loss decreased to approximately $24.0 million for the year ended December 31, 2008 from $32.6 million for 2007, due primarily to the $3.7 million decrease in loss from operations and $8.4 million decrease in interest expense, offset by a $3.5 million of other expense recorded in 2008 representing the excess of fair value of common stock issued in exchange for accounts payable, notes payable, accrued interest and warrants.

Our $32.9 million net loss attributable to holders of common stock results from the deduction from net loss of $9 million of constructive dividends relating to beneficial conversion features related to issuances of Series A and Series B-1 convertible preferred stock.

We have approximately $45 million of net operating loss carry-forwards at December 31, 2008 potentially available to offset future federal income taxes which expire through 2028.  Realization is dependent on generating sufficient taxable income prior to expiration of the loss carry-forwards.  A change of greater than 50% of the Company ownership could significantly limit the utilization of these loss carryforwards.  We continue to provide a full valuation allowance to reduce its net deferred tax asset to zero, inasmuch as management has not determined that realization of deferred tax assets is more likely than not.

Inflation

 Although our operations are influenced by general economic conditions, we do not believe that inflation had a material effect on our results of operations.

Liquidity and Capital Resources

Sources of Cash

Historically, our cash needs have been met primarily through proceeds from private placements of our equity securities and debt instruments including debt instruments convertible into our equity securities. During 2008, we received approximately $15.5 million from issuances of notes payable and preferred stock, and notes, interest and accounts payable of approximately $14.1 million were converted into shares of our common stock.    During 2007, we received approximately $11.1 million from sales of notes and warrants.  Significant financing transactions accomplished in 2008 include the following:

•	We received cash of approximately $3.4 million pursuant to issuance of short-term notes payable to new and existing investors (subsequently exchanged for equity);
•
Holders of all convertible notes payable outstanding at June 2008 having a total principal amount outstanding of approximately $13.2 million, together with accrued interest of approximately $1.7 million, converted such notes and returned to the Company warrants to purchase approximately 38.6 million shares of common stock  at $0.06 per share and in exchange received approximately 243.9 million shares of our common stock;

•
Pursuant to terms of a special offer made to all holders of warrants to purchase common stock, approximately 124.2 million warrants were exchanged  for approximately 81.9 million shares of our common stock;

•
We entered into agreements with certain service providers pursuant to which we issued approximately 15.9 million shares of our common stock as payment for amounts owed for services of approximately $754,000;

•
Holders of promissory notes having a principal amount of approximately $7.5 million, together with related accrued interest of $525,000, exchanged such notes for 152,000,000 shares of our Series A Preferred Stock and 111,240,040 shares of our Series B-1 Preferred Stock;

•	We received cash of $4.5 million relating to the sale and issuance of 225,000,000 shares of our Series B-1 Preferred Stock;
•
We received cash of approximately $4.0 million relating to issuance of $4.0 million convertible 15% notes payable due March 2009 and warrants to purchase approximately 134 million shares of our common stock at $0.015 per share; and

•
We received cash of approximately $3.4 million relating to issuance of $3.4 million convertible 8% notes payable due December 2011 and warrants to purchase approximately 115 million shares of our common stock at $0.015 per share.

Cash Provided (Used) by Operating, Investing and Financing Activities

During the year ended December 31, 2008 cash used by operating activities increased to approximately $9.9 million from $7.2 million during 2007, due primarily decreases in accounts payable in 2008 of approximately $1.2 million as compared to increases of $2.6 million in 2007.

During 2008, cash used by investing activities decreased to $2.9 million relating to capital expenditures on the recycling plant as compared to $3.2 million during 2007. Expenditures during 2008 have primarily related to process improvements.  Expenditures during 2007 primarily related to additional capacity and process improvements.

During 2008, cash provided by financing activities was approximately $14.2 million as compared to $10.4 million during 2007. During 2008, we received cash of approximately $11.0 million pursuant to issuance of notes payable to new and existing investors and $4.5 million pursuant to issuances of preferred stock.  During 2008, we repaid $475,000 of short-term notes payable and incurred stock issue costs and debt issue costs of $242,000 and $266,000, respectively.  During 2007, we received proceeds of approximately $11.1 million from sales of private placement units comprised of convertible promissory notes and warrants. During 2007, we repaid $300,000 of short-term notes payable and incurred debt issue costs of $169,000.

Liquidity

At December 31, 2008, we had cash and cash equivalents of approximately $1.6 million and a working capital deficit of $3.3 million, compared to cash and cash equivalents of approximately $101,000 and a working capital deficit of $18.6 million at December 31, 2007.  At December 31, 2008, we had total stockholders’ equity of $4.6 million as compared with total stockholders’ deficit of $11.8 million at December 31, 2007.  While our financial position and condition is much improved, at December 31, 2008, we do not have sufficient cash to meets our needs for the next twelve months.

Our Board of Directors and Chief Executive Officer continue to be actively involved in discussions and negotiations with investors in order to raise additional funds to finance new equipment, and to provide adequate working capital for operations with a near-term goal of generating positive cash flow from operations.  However, there is no assurance that such financing will be obtained. In April 2009, the Company received $100,000 cash and expects to receive another $200,000 in cash by April 15, 2009, pursuant to issuance of short-term, 8% promissory notes to existing investors and is discussing future additional financings in 2009.  These funds provide the Company enough cash to operate through early May 2009 and the Company is attempting to raise additional financing during that time period.

Contractual Obligations

 We have contractual obligations in the form of facility leases, notes payable, and royalty obligations.  The following summarizes the principal payment component of our contractual obligations at December 31, 2008 (in thousands):

	Payments due by year
				2014 and
Contractual obligations	2009	2010 to 2011	2012 to 2013	thereafter	Total

Notes payable (1)	$4,224	$3,897	$489	$368	$8,978
Operating leases	468	115	-	-	583
Purchase obligations (2)	-	-	-	-	-
Other (3) (4)	300	600	600	600	2,100
	$4,992	$4,612	$1,089	$968	$11,661

(1) - Excludes contractual interest payments.
(2) - At December 31, 2008, we do not have open purchase orders of significance.
(3) - Represents minimum annual royalties due under the Honeywell technology license agreement, which such such royalties are for the life of the agreement, which is for the life of the patent. Presented through 2015.
(4) - Excludes Participation Certificates obligations issued prior to 2004. See Note 9 to our financial statements.

Off-Balance Sheet Arrangements

 We do not have any off balance sheet arrangements that have or are likely to have a material current or future effect on our financial condition, or changes in financial condition, liquidity or capital resources or expenditures.

Item 7A.                      Quantitative and Qualitative Disclosures about Market Risk.

We do not use derivative financial instruments. Our financial instruments consist of cash and cash equivalents, trade accounts receivable, accounts payable and short and long-term borrowing obligations. Investments in highly liquid instruments purchased with a remaining maturity of 90 days or less at the date of purchase are considered to be cash equivalents.

Our exposure to market risk for changes in interest rates relates primarily to our cash and cash equivalents and short and long-term obligations, all of which have fixed interest rates. Thus, fluctuations in interest rates would not have a material impact on the fair value of these securities.  Based on our cash and cash equivalents balances at December 31, 2008, a 100 basis point increase or decrease in interest rates would result in an immaterial increase or decrease in interest income on an annual basis.

Cash and cash equivalents are maintained at financial institutions and, at times, balances may exceed federally insured limits.  We have never experienced any losses related to these balances.  Amounts on deposit in excess of federally insured limits at December 31, 2008 approximated $870,000.

Item 8.                      Financial Statements and Supplementary Data.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of:
    ECO2 Plastics, Inc.:

We have audited the accompanying balance sheets of ECO2 Plastics, Inc. as of December 31, 2008 and 2007, and the related statements of operations, changes in stockholders' equity (deficit), and cash flows for each of the years in the two-year period ended December 31, 2008.  These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of ECO2 Plastics, Inc. as of December 31, 2008 and 2007, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2008 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern.  As discussed in Note 1 to the financial statements, the Company has reported net losses from inception, including a net loss of approximately $24.0 million and used cash for operating activities of approximately $9.9 million during the year ended December 31, 2008, and, as of December 31, 2008, had a working capital deficiency of approximately $3.3 million and an accumulated deficit of approximately $102.8 million.  These matters raise substantial doubt about the Company’s ability to continue as a going concern.  Management's plans as to these matters are also described in Note 1.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

SALBERG & COMPANY, P.A.

Boca Raton, Florida
March 19, 2009 (except for the last paragraph of Note 11, as to which the date is April 13, 2009)

ECO2 Plastics, Inc.
Balance Sheets
(in thousands, except share and per share data)

	December 31,
	2008	2007
Current assets:
Cash and cash equivalents	$1,577	$101
Accounts receivable, net of allowance of $10 and $48	318	581
Inventories	48	475
Prepaid expenses and other current assets	-	2
Total current assets	1,943	1,159
Property and equipment, net	9,104	7,864
Deferred debt issue costs, net	139	445
Other assets	70	47

Total assets	$11,256	$9,515

Current liabilities:
Accounts payable	$1,481	$2,900
Accounts payable to related parties	132	692
Accrued liabilities	651	645
Accrued interest on notes payable
Due to related parties	134	846
Due to others	65	801
Notes payable, net of debt discount
Due to related parties, net of debt discount of $1,171 and $1,856	1,455	7,415
Due to others, net of debt discount of $597 and $2,558	792	5,910
Current portion of note payable to California Integrated Waste Management Board (CIWMB)	209	200
Participation Certificates obligations issued prior to 2004	354	354
Total current liabilities	5,273	19,763
Non-current liabilities:
Note payable to CIWMB, net of current portion and debt discount	1,299	1,507
Convertible notes payable, net of debt discount
Due to related parties, net of debt discount of $3,078	41	-
Due to others, net of debt discount of $324	5	-
Total non-current liabilities	1,345	1,507
Total liabilities	6,618	21,270
Commitments and contingencies (Note 10)
Stockholders' equity (deficit)
Preferred stock, $0.001 par value, 1,700,000,000 shares authorized,
Series A convertible, 152,843,414 shares authorized, issued and
outstanding, preference in liquidation $4,585	153	-
Series B-1 convertible, 336,240,039 shares authorized, 328,630,238 shares
issued and outstanding, preference in liquidation $6,573	329	-
Series B-2 convertible, 140,000,000 shares authorized, none issued and outstanding	-	-
Series C convertible, 400,000,000 shares authorized, none issued and outstanding	-	-
Common stock, $0.001 par value, 2,500,000,000 shares authorized,
556,453,298 and 190,920,594 shares issued and outstanding	557	191
nil and 7,180,000 shares issuable	-	7
Additional paid-in capital	106,351	66,843
Deferred stock-based consulting	-	(24)
Accumulated deficit	(102,752)	(78,772)
Total stockholders' equity (deficit)	4,638	(11,755)

Total liabilities and stockholders' equity (deficit)	$11,256	$9,515

See accompanying notes to financial statements

ECO2 Plastics, Inc.
Statements of Operations
(in thousands, except per share data)

	Years ended December 31,
	2008	2007

Revenue	$6,690	$4,339
Cost of goods sold	5,741	4,220
Gross margin	949	119
Operating expenses
Plant operations and technology development	8,730	6,877
General and administrative, including stock-based
compensation expense of $1,305 and $5,987	4,504	9,273

Total operating expenses	13,234	16,150

Loss from operations	(12,285)	(16,031)
Other income (expense)
Interest expense, including amortization of debt discount and
debt issue costs of $7,419 and $14,868	(8,237)	(16,595)
Excess of fair value of common stock issued in exchange
for notes, interest and accounts payable and warrants	(3,458)	-
Total other income (expense)	(11,695)	(16,595)

Loss before income taxes	(23,980)	(32,626)
Income taxes	-	-

Net loss	(23,980)	(32,626)

Beneficial conversion feature related to Series A and
Series B-1 Convertible Preferred Stock	(8,957)	-

Net loss attributable to holders of common stock	$(32,937)	$(32,626)

Net loss attributable to holders of common stock
per common share, basic and diluted	$(0.07)	$(0.21)

Weighted average shares used in computing net loss attributable
to holders of common stock per common share, basic and diluted	488,613,632	152,660,718

See accompanying notes to financial statements.

ECO2 Plastics, Inc.
Statement of Changes in Stockholders' Equity (Deficit)
For the Years Ended December 31, 2008 and 2007
(in thousands, except share data)

	Convertible Preferred Stock						Common Stock		Additional	Deferred
	Series A		Series B-1		Common stock		Issuable		paid-in	stock-based	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	capital	consulting	deficit	Total
Balance at December 31, 2006					114,263,824	$114	15,083,715	$15	$48,747	$-	$(46,146)	$2,730
Issuance of shares recorded as issuable in 2006					15,083,715	15	(15,083,715)	(15)				-
Value of warrants issued with notes payable									8,961			8,961
Shares issued for warrant exercises					4,119,596	4			(2)			2
Shares issued upon conversion of notes payable
and related accrued interest					32,730,740	33			3,159			3,192
Share based payments -
Shares issued and issuable for services					4,890,411	5	180,000	-	898	(24)		879
Warrants issued for services									279			279
Warrants issued for executive compensation									204			204
Shares vested for executive compensation					13,240,000	13			(13)			-
Shares issued for executive compensation					1,100,000	1			291			292
Shares issuable for executive compensation							7,000,000	7	402			409
Shares issued for accrued compensation					492,308	1			132			133
Shares issued for settlement					5,000,000	5			670			675
Stock-based compensation expense									3,115			3,115
Net loss											(32,626)	(32,626)
Balance at December 31, 2007					190,920,594	191	7,180,000	7	66,843	(24)	(78,772)	(11,755)
Amortization of deferred stock-based consulting										24		24
Value of warrants issued with notes payable									540			540
Stock-based compensation expense									1,086			1,086
Shares issued in exchange for accounts payable					15,944,077	16			813			829
Shares vested for executive compensation					7,700,000	8			(8)			-
Shares issued in exchange for notes payable,
accrued interest and warrants					325,853,917	326			17,786			18,112
Issuance of shares previously recorded as issuable					7,000,000	7	(7,000,000)	(7)				-
Preferred shares issued in exchange for:
Notes payable and related accrued interest	152,843,414	$153	111,240,040	$111					7,598			7,862
Cash			165,000,000	165					3,135			3,300
"old" Series A preferred stock			60,000,000	60					1,140			1,200
Stock issue costs									(242)			(242)
Decrease in shares issuable					(357,143)	-	(180,000)	-				-
Value of beneficial conversion feature and warrants
issued with convertible notes payable									7,464			7,464
Value of warrants issued for services									144			144
Shares issued in connection with separation agreement					2,500,000	3			65			68
Shares returned and cancelled in connection
with separation agreement					(717,949)	(1)			(13)			(14)
Shares issued upon conversion of preferred stock			(7,609,802)	(7)	7,609,802	7						-
Net loss											(23,980)	(23,980)
Balance at December 31, 2008	152,843,414	$153	328,630,238	$329	556,453,298	$557	-	$-	$106,351	$-	$(102,752)	$4,638

See accompanying notes to financial statements.

ECO2 Plastics, Inc.
Statements of Cash Flows
(in thousands)

	Years ended December 31,
	2008	2007
Cash flows from operating activities:
Net loss	$(23,980)	$(32,626)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation and amortization	1,439	1,135
Impairment of long-lived assets	252	-
Excess of fair value of common stock issued and issuable in exchange
for accounts payable, notes payable, accrued interest and warrants	3,458	-
Stock-based compensation and settlement expense	1,328	5,987
Change in fair value of warrants and derivatives	-	-
Amortization of debt issue costs and discount	7,419	14,868
Changes in operating assets and liabilities:
Accounts receivable	263	(580)
Inventory	427	(262)
Prepaid expenses and other assets	(21)	50
Accounts payable	(1,247)	2,590
Accrued liabilities	798	1,538
Other	(13)	106
Net cash used by operating activities	(9,877)	(7,194)
Cash flows from investing activities:
Purchase of property, plant & equipment	(2,932)	(3,201)
Net cash used by investing activities	(2,932)	(3,201)
Cash flows from financing activities:
Decrease in restricted cash in CIWMB escrow	-	-
Payments on CIWMB note payable	(200)	(191)
Proceeds from issuance of notes payable	10,968	11,057
Principle payments on notes payable	(475)	(300)
Proceeds from issuance of preferred stock	4,500	-
Proceeds from exercise of warrants	-	2
Payments of stock issue costs	(242)	-
Payments of debt issue costs	(266)	(169)
Net cash provided by financing activities	14,285	10,399
Net increase in cash and cash equivalents	1,476	4
Cash and cash equivalents, beginning of year	101	97
Cash and cash equivalents, end of year	$1,577	$101
Supplemental disclosures of cash flow information:
Cash paid for interest	$91	$78
Cash paid for income taxes	$-	$-

Supplemental disclosures of non-cash investing and financing activities:
Debt discount	$8,003	$8,413
Deferred debt issue costs	$-	$82
Common stock exchanged for notes payable, accrued interest and warrants	$13,031	$-
Common stock exchanged for accounts payable and accrued liabilities	$754	$750
Preferred stock exchanged for notes payable and accrued interest	$7,862	$-
Common stock exchanged for preferred stock	$152	$-
Common stock issued for debt conversion and settlement	$-	$3,116
Constructive Dividend	$8,957	$-

See accompanying notes to financial statements.

ECO2 Plastics, Inc.
Notes to Financial Statements
As of December 31, 2008 and 2007 and for the years then ended

Note 1. Description of Business and Summary of Significant Accounting Policies

Organization and Business – ECO2 Plastics, Inc., (“ECO2”) or the (“Company”) was incorporated under the laws of the State of Delaware in 2000, and formed for purposes of acquiring certain patented technology and development of a worldwide market.  ECO2 has developed a unique and revolutionary process referred to as the Eco2TM Environmental System (the “Eco2 Environmental System”). The Eco2 Environmental System cleans post-consumer plastics, without the use of water, at a substantial cost savings versus traditional methods (the “Process”). This Process is both patented and patent-pending and is licensed from Honeywell Federal Manufacturing & Technologies, LLC (“Honeywell”) and the Department of Energy on an exclusive basis for the patent life. Since its inception, ECO2 has invested in the development of the technology and equipment comprising the Eco2 Environmental System, which includes a “Process Patent” granted in 2007. This included building several scaled up versions of the Prototype Eco2 Environmental System (the “Prototype”), testing of the Prototypes, building a pilot plant, evaluating the product produced by the Prototype and real-time testing. The Company’s first full scale production facility was constructed in Riverbank, California and is now producing saleable product and ramping up to commerical scale operations as it further develops the process.  ECO2’s goal is to build and operate plastic recycling plants in the USA that utilize the Eco2 Environmental System and to expand the Eco2 Environmental System worldwide. ECO2’s growth strategy includes organic growth, strategic acquisitions and licensing or partnership agreements, where appropriate.

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

Basis of presentation and Going Concern - The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate the Company’s continuation as a going concern. Since inception, the Company has reported losses and operating activities have used cash, and it has a working capital deficiency that has raised substantial doubt about its ability to continue as a going concern. The Company reported a net loss of approximately $24.0 million for the year ended December 31, 2008, and operating activities used cash of approximately $9.9 million during the year ended December 31, 2008 and as of December 31, 2008, had a working capital deficit of $3.3 million and accumulated losses from inception of $102.8 million.

The Company’s Board of Directors and Chief Executive Officer continue to be actively involved in discussions and negotiations with investors in order to raise additional funds to finance new equipment, and to provide adequate working capital for operations with a near-term goal of generating positive cash flow from operations.  During the three months ended December 31, 2008, the Company received approximately $3.4 million from new and existing investors in exchange for convertible notes payable bearing interest at 8%, due in December 2011 and collateralized by a pledge of substantially all of the Company’s assets, subordinate only to CIWMB borrowings, and warrants to purchase approximately 113 million shares of Company common stock at $0.015 per share.   During the three months ended September 30, 2008, the Company received approximately $3.9 million from new and existing investors in exchange for convertible notes payable bearing interest at 15%, due in March 2009 and collateralized by a pledge of substantially all of the Company’s assets, subordinate only to CIWMB borrowings, and warrants to purchase approximately 129 million shares of Company common stock at $0.015 per share.   During the three months ended June 30, 2008, the Company received $1.2 million from loans from new and existing investors, and received $4.5 million from sales of 225 million shares of its convertible preferred stock, and issued approximately 264 million shares of its convertible preferred stock in exchange for outstanding promissory notes having a principal balance of approximately $7.5 million and related accrued interest payable of $525,000.   During the three months ended March 31, 2008, the Company (i) received approximately $2.2 million from loans from new and existing investors, (ii) entered into agreements with holders of certain notes payable pursuant to which the Company issued approximately 243.9 million shares of Company common stock in consideration for conversion of all convertible notes payable of  $13.2 million together with related accrued interest of approximately $1.7 million and the surrender of outstanding warrants to purchase approximately 38.6 million shares of Company common stock, (iii) entered into agreements with related party and non-related party creditors providing for issuance of  approximately 15.9 million shares of Company common stock as payment for accounts payable or accrued amounts owed of $754,000, and (iv) entered into agreements with holders of warrants to purchase Company common stock pursuant to which the Company issued 81.9 million shares of its common stock in exchange for the cancellation of warrants to purchase approximately 124.2 million shares.

As a result of our new production technology beginning to come online, and to reduce plant operating costs and use of cash during the ramp-up period, we decided to direct most production to the new technology equipment and accordingly reduced operations of prior technology production equipment.  In the near term, production volumes and revenues will decrease as the new technology comes on line and then are expected to increase as throughput increases as a percentage of capacity. In connection with reducing prior technology production in mid-November 2008, we terminated approximately 85 employees at our Riverbank plant, thus reducing our workforce to approximately 35 employees. As production volume increases over the next several months, similarly, our workforce is expected to increase.

At December 31, 2008, the Company has cash and cash equivalents of approximately $1.6 million and a working capital deficit of $3.3 million, compared to cash and cash equivalents of approximately $101,000 and a working capital deficit of $18.6 million at December 31, 2007.  At December 31, 2008, the Company had total stockholders’ equity of $4.6 million as compared with total stockholders’ deficit of $11.8 million at December 31, 2007.  While the Company’s financial position and condition is much improved, at December 31, 2008, the Company does not have sufficient cash to meets it needs for the next twelve months.  There is no assurance that continued financing proceeds will be obtained in sufficient amounts necessary to meet the Company's needs. In view of these matters, continuation as a going concern is dependent upon the Company's ability to meet its financing requirements, raise additional capital, and the future success of its operations.  The accompanying financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that may result from the possible inability of the Company to continue as a going concern.

Summary of Significant Accounting Policies - Significant accounting policies used in preparation of the Company’s financial statements are summarized below.

Use of estimates in the preparation of financial statements - Preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates. The more significant accounting estimates inherent in the preparation of the Company's financial statements include estimates as to the depreciable lives of property and equipment, valuation and impairment of long-lived assets, valuation of accounts receivable and inventories, valuation and classification of equity related instruments and derivatives issued and issuable, and valuation allowance for deferred income tax assets.

Cash and cash equivalents - The Company considers deposits that can be redeemed on demand and investments that have original maturities of less than three months when purchased to be cash equivalents.

Accounts Receivable and allowance for doubtful accounts - The Company’s accounts receivable are due from companies in the packaging, manufacturing and recycling industries.  Payments from customers are due within 30 days of the invoice if a satisfactory credit review has been completed by us.  If not satisfactory, payment is required in advance of shipment. Accounts receivable are stated at amounts due from customers net of an allowance for doubtful accounts.  Accounts outstanding beyond payment terms are considered past due.  The Company determines its allowance by considering a number of factors, including the length of time accounts receivable are past due, the Company’s previous loss history, the customer’s current ability to pay its obligations, and the condition of the general economy and industry as a whole.  The Company writes off accounts receivable when they become uncollectible, and payments subsequently collected on such accounts are credited to the allowance for doubtful accounts.

Inventories–Inventories are recorded at lower of cost, determined on a first-in-first out basis, or market.

Property and equipment – Property and equipment are recorded at cost less accumulated depreciation.  Expenditures for major additions and improvements are capitalized, and minor maintenance, repairs and replacements are charged to expense as incurred.  When property and equipment are retired or otherwise disposed of, the cost and accumulated depreciation are removed from the accounts and any resulting gain or loss is included in the results of operations.  Depreciation is provided using the straight-line method over the estimated useful lives of the respective assets, which are three years for furniture and equipment, and seven years for the recycling plant.

Impairment of  long-lived assets – Management evaluates the recoverability of the Company’s long-lived assets in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-lived Assets,” which generally requires the assessment of these assets for recoverability when events or circumstances indicate a potential impairment exists. Events and circumstances considered by the Company in determining whether the carrying value of long-lived assets may not be recoverable include, but are not limited to: significant changes in performance relative to expected operating results, significant changes in the use of the assets, significant negative industry or economic trends, a significant decline in the Company’s stock price for a sustained period of time, and changes in the Company’s business strategy. In determining if impairment exists, the Company estimates the undiscounted cash flows to be generated from the use and ultimate disposition of these assets. If impairment is indicated based on a comparison of the assets’ carrying values and the undiscounted cash flows, the impairment loss is measured as the amount by which the carrying amount of the assets exceeds the fair market value of the assets.

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

Accounting for Derivatives – The Company evaluates its convertible debt, options, warrants or other contracts to determine if those contracts or embedded components of those contracts qualify as derivatives to be separately accounted for under Statement of Financial Accounting Standards 133 “Accounting for Derivative Instruments and Hedging Activities” and related interpretations including EITF 00-19 “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock”.   The result of this accounting treatment is that under certain circumstances the fair value of the derivative is marked-to-market each balance sheet date and recorded as a liability.  In the event that the fair value is recorded as a liability, the change in fair value is recorded in the statement of operations as other income or expense.  Upon conversion or exercise of a derivative instrument, the instrument is marked to fair value at the conversion date and then that fair value is reclassified to equity. Equity instruments that are initially classified as equity that become subject to reclassification under SFAS 133 are reclassified to liability at the fair value of the instrument on the reclassification date.

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

Incentive grants from the California Department of Conservation recognized as revenues during 2008 and 2007 were approximately $368,000 and $117,000, respectively.

Cost of goods sold – Cost of goods sold includes the cost of raw materials processed, and in 2007 also includes $204,000 of write-downs for scrap and waste product.

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

Research and development cost – Research and development represent costs incurred in connection with the Company’s development of recycling processes, and such costs are expensed as incurred and included in technology development expenses. In 2006, the Company was developing its recycling processes and plant operations and technology development expense, which approximated $2.0 million, was considered research and development expense as the Company had not commenced operations other than at a testing level.  In 2008 and 2007, research and development expense approximated $36,000 and $121,000, respectively.

Shipping costs – Shipping cost related to purchased inventory is capitalized as part of inventory and ultimately recognized as cost of goods sold upon sale.  Cost incurred to ship products to customers is also recorded as cost of goods sold.

Stock-based compensation – The Company accounts for stock-based compensation in accordance with Statement of Financial Accounting Standard (“SFAS”) No. 123R, Accounting for Stock-Based Compensation (“FAS 123R”). FAS 123R sets forth the accounting for share-based payment transactions in which an enterprise receives employee services in exchange for (a) equity instruments of the enterprise or (b) liabilities that are based on the fair value of the enterprise's equity instruments or that may be settled by the issuance of such equity instruments. The statement requires that such transactions be accounted for using a fair-value-based method, which requires recording expense over the requisite service period for the fair value of options or warrants granted.

Basic and diluted net loss attributable to holders of common stock per common share - Basic net loss attributable to holders of common stock per common share is computed by dividing net loss attributable to holders of common stock, which is the net loss less the constructive dividend relating to the beneficial conversion feature related to Series A and Series B-1 Convertible Preferred Stock, by the weighted-average number of common shares outstanding during the period. Diluted net loss per common share is determined using the weighted-average number of common shares outstanding during the periods, adjusted for the dilutive effect of common stock equivalents, consisting of shares that might be issued upon exercise of common stock options, warrants or convertible promissory notes. In periods where losses are reported, the weighted-average number of common shares outstanding excludes common stock equivalents, because their inclusion would be anti-dilutive.  Computations of net loss per share for the year ended December 31, 2008, exclude 347,056,717 shares issuable upon exercise of outstanding and issuable warrants to purchase common stock, 497,582,173 shares issuable upon conversion of outstanding convertible notes payable and 481,473,651 shares issuable upon conversion of outstanding convertible preferred stock. Computations of net loss per share for year ended December 31, 2007, exclude 135,651,501 shares relating to common stock issuable upon conversion of convertible notes payable, and 182,697,176 shares issuable upon exercise of outstanding and issuable warrants to purchase common stock. These common stock equivalents could have the effect of decreasing diluted net income per share in future periods.

Reclassifications – Certain amounts in the 2007 financial statements have been reclassified to conform to 2008 presentations.

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

The Company’s financial assets subject to fair value measurements at December 31, 2008 are comprised of cash and cash equivalents of approximately $1.6 million all of which are valued using Level 1 observable inputs.

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

In June 2008, the Emerging Issues Task Force of the FASB issued EITF Issue No. 08-4, Transition Guidance for Conforming Changes to Issue No. 98-05 (“EITF 08-4”), which is effective for fiscal years ending after December 15, 2008, with earlier application permitted.  EITF 08-4 provides for, among other things, revisions to certain provisions of EITF 98-05, including nullification of guidance under EITF 98-05 that upon conversion, unamortized discounts for instruments with beneficial conversion features should be included in the carrying value of the convertible security that is transferred to equity at the date of conversion.  This nullification was made to update guidance to acknowledge the issuance of EITF Issue No. 00-27, which revised accounting guidance to require immediate recognition of interest expense for the unamortized discount.  In accordance with EITF 08-4 transition guidance, the Company has retrospectively applied the accounting guidance of EITF 00-27.  During 2008, certain convertible promissory notes payable were exchanged for shares of Company common stock, and as a result of adoption of EITF 00-27 accounting guidance the remaining unamortized debt discount of approximately $2.2 million was recognized as interest expense.  There was no cumulative effect for periods prior to 2008.

In June 2008, the Emerging Issues Task Force of the FASB issued EITF Issue No. 07-5, Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity’s Own Stock (“EITF 07-5”), which is effective for fiscal years ending after December 15, 2008, with earlier application not permitted by entities that has previously adopted an alternative accounting policy.  The adoption of EITF 07-5’s requirements will affect accounting for convertible instruments and warrants with provisions that protect holders from declines in the stock price (“round-down” provisions).  Warrants with such provisions will no longer be recorded in equity.  EITF 07-5 guidance is to be applied to outstanding instruments as of the beginning of the fiscal year in which the Issue is applied.  The cumulative effect of the change in accounting principle shall be recognized as an adjustment to the opening balance of retained earnings (or other appropriate components of equity) for that fiscal year, presented separately.  The cumulative-effect adjustment is the difference between the amounts recognized in the statement of financial position before initial application of this Issue and the amounts recognized in the statement of financial position at initial application of this Issue.  The amounts recognized in the statement of financial position as a result of the initial application of this Issue shall be determined based on the amounts that would have been recognized if the guidance in this Issue had been applied from the issuance date of the instrument.  The Company is in the process of determining the financial reporting (non-cash) effect of initial adoption of this accounting requirement for future financial statements, and does not expect adoption to have a material effect on its financial position, results of operations or cash flows.

Note 2.                      Inventories

Inventories at December 31 consist of the following (in thousands):

	2008	2007
Raw materials	$13	$274
Finished goods	35	201
Total	$48	$475

Note 3.  Property and Equipment

Property and equipment at December 31, consist of the following (in thousands):

	2008	2007
Furniture and equipment	$262	$265
Reclycling plant and construction in progress	12,063	9,390
Total property and equipment	12,305	9,655
Less accumulated depreciation	(3,201)	(1,791)
	$9,104	$7,864

During 2008, the Company ceased operating certain prior technology production assets, and in connection with a review for asset impairment, recorded impairment expense of $252,000, which is included in plant operations and technology development expense, representing the net book value of assets held for disposal, net of estimated net sales proceeds.  During 2007, the Company sold certain excess equipment with a net book value of approximately $170,000 and recognized a loss of approximately $96,000, which is included in general and administrative expense.  Depreciation expense was $1,438,976 and $1,134,460 in 2008 and 2007, respectively.

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

Cash in excess of federally insured limits - Cash and cash equivalents are maintained at financial institutions and, at times, balances may exceed federally insured limits.  The Company has never experienced any losses related to these balances.  Such amounts on deposit in excess of federally insured limits at December 31, 2008 approximated $870,000.

Major Customers - During the years ended December  31, 2008 and 2007, the Company had revenues of over 10% of total revenue from individual customers and related accounts receivable over 10% of total accounts receivable at December 31, 2008 and 2007 as follows (“*” means < 10%):

	Revenues		Accounts Receivable
	2008	2007	2008

Customer A	26%	*	23%
Customer B	21%	24%	*
Customer C	16%	15%	*
Customer D	11%	*	*
Customer E	*	40%	*
Customer F	*	10%	*
Customer G	*	*	63%

Customer G is the California Department of Conservation, which pursuant to terms of incentive grants are billed quarterly and accounts for the relatively large percentage of accounts receivables as compared to revenues.  Accounts receivable are current as to payment terms.

Note 5.  Notes Payable and Convertible Notes Payable

Pursuant to terms of a Business Loan Agreement, Security Agreements and $2 million Promissory Note with the California Integrated Waste Management Board (“CIWMB”), in 2005 the Company received cash into escrow after deduction of $10,000 loan fees paid to CIWMB. The loan fee was recorded as a debt discount, which is amortized over the loan term.  The promissory note bears interest at 4.25% per annum, with interest only monthly payments during the first year, and then principal and interest monthly payments of approximately $22,500 starting in July 2006 until fully paid in May 2015. The promissory note is collateralized by equipment purchased for the recycling plant, a secondary security interest in all other machinery and equipment and other Company assets, and guaranteed by the Company's then chief executive officer.  Balances as of December 31consis of the following (in thousands):

		Unamortized	Notes, net
	Notes	debt discount	of discount
December 31, 2008
Current portion	$209	$-	$209
Non-current portion	1,305	(6)	1,299
Total	$1,514	$(6)	$1,508
December 31, 2007
Current portion	$200	$-	$200
Non-current portion	1,514	(7)	1,507
Total	$1,714	$(7)	$1,707

Convertible notes payable and related accounts at December 31, 2008, consist of the following (in thousands):

	Convertible	Unamortized	Notes, net	Accrued
	Notes	debt discount	of discount	interest
Convertible promissory notes, due March 2009
Due to related parties	$2,626	$(1,171)	$1,455	$124
Due to others	1,389	(597)	792	64
Subtotal	4,015	(1,768)	2,247	188
Convertible promissory notes, due December 2011
Due to related parties	3,120	(3,079)	41	10
Due to others	329	(324)	5	1
Subtotal	3,449	(3,403)	46	11
Total	$7,464	$(5,171)	$2,293	$199

Notes payable and related accounts at December 31, 2007, consist of the following (in thousands):

	Convertible	Unamortized	Notes, net	Accrued
	Notes	debt discount	of discount	interest
Subordinated convertible notes	$292	$-	$292	$58
Director notes	2,351	-	2,351	127
Short-term notes	2,162	(1,100)	1,062	39
Private placement convertible notes	12,934	(3,314)	9,620	1,423
	$17,739	$(4,414)	$13,325	$1,647

Due to related parties	$9,271	$(1,856)	$7,415	$846
Due to others	8,468	(2,558)	5,910	801
Total	$17,739	$(4,414)	$13,325	$1,647

At December 31, 2008, aggregate maturities of notes payable were as follows (in thousands):

		Convertible
Year ending December 31,	CIWMB	Notes	Total
2009	$209	$4,015	$4,224
2010	219	-	219
2011	229	3,449	3,678
2012	240	-	240
2013	249	-	249
Thereafter	368	-	368
	$1,514	$7,464	$8,978

2008 Issuance of Common Stock in exchange for Private Placement and Subordinated Convertible Notes Payable and Warrants – During 2008, the Company issued approximately 243.9 million shares of its common stock in exchange for full satisfaction of all then outstanding convertible notes payable, which approximated $13.2 million and related accrued interest of approximately $1.7 million, and the return of outstanding warrants to purchase approximately 38.6 million shares of Company common stock having an exercise price of $0.06 per share and expiring in April 2015, which such warrants were acquired when the notes were issued.  The total number of shares issued was in excess of what would have been received had the notes been converted according to original terms.  The Company has accounted for this transaction pursuant to Statement of Financial Accounting Standards No. 84 “Induced Conversions of Convertible Debt—an amendment of APB Opinion No. 26 “, and accordingly, the excess of fair value of consideration issued by the Company over the fair value of what would have been received has been recorded as a loss of approximately $2.8 million.  The remaining unamortized debt discount of approximately $2.2 million was written off and recognized as interest expense and the remaining unamortized debt issue costs of $198,000 were written off with the offset decreasing additional paid-in capital.

2008 Issuance of Convertible Preferred Stock in exchange for Director Notes and Short-term Notes - During 2008, holders of outstanding Director Notes and Short-term notes, which had an outstanding principal amount of approximately $2.9 million and $4.6 million and related accrued interest payable of $318,000 and $206,000, respectively, exchanged all such notes and accrued interest for 152,843,413 shares of the Company’s Series A Convertible Preferred Stock and 111,240,040 shares of the Company’s Series B-1 Convertible Preferred Stock.  The unamortized balance of deferred debt discount relating to a portion of the notes was $201,000 and was written off upon the transaction with the offset decreasing additional paid in-capital.

Pursuant to terms of an Amended and Restated Subordination and Intercreditor Agreement (the “Intercreditor Agreement”) signed by purchasers of Convertible Notes due December 2011 and certain purchasers of Convertible Notes due March 2009, approximately $2.6 million of Convertible Notes due March 2009 are subordinate to $3.0 million of Convertible Notes due December 2011 held by certain investors (the “Senior Lenders”) (the “Senior Debt”); provided that so long as at the time of and after giving effect to any such payment of principal or interest due on subordinated debt, no Event of Default (as defined) has occurred under the amended and restated notes, security agreements and other documents evidencing the Convertible Notes due December 2011, or would occur as a result thereof, the Company may make regularly scheduled payments of principal and interest on such subordinated debt.

2008 Issuance of Convertible Promissory Notes, due March 2009 – During 2008, the Company received cash of approximately $3.9 million and a promissory note with related accrued interest totaling approximately $101,000 and in exchange issued convertible notes payable due March 31, 2009 (the “Convertible Notes due March 2009”) of approximately $4.0 million and warrants to purchase approximately 134 million shares of Company common stock at a per share price of $0.015 that expire in April 2015.  The Convertible Notes due March 2009 bear interest at 15%, and are convertible into shares of Company common stock, and upon written election at the discretion of holders of 60% or more of the aggregate principal amount of Convertible Notes due March 2009 then outstanding, the entire principal amount of such notes, together with all accrued interest, which shall be computed as if such notes were held until March 31, 2009, regardless of whether converted prior to that date, shall be converted.  If the Company has raised $1 million in new equity, the conversion price would be the lesser of 80% of the new equity price or $0.015 per share.  If such next equity financing has not occurred, then the conversion securities shall consist of shares of a newly created series of Series C Convertible Preferred Stock of the Company having rights, preferences and privileges substantially similar to those of the Company’s Series B Stock, except that the liquidation preference shall be senior to the Series B Stock and the Company’s Series A Convertible Preferred Stock, at a price per share equal to $0.015 (subject to appropriate adjustment for all stock splits, subdivisions, combination, recapitalizations and the like) until April 2015.  The Company has pledged as collateral pursuant to terms of a Security Agreement relating to the Convertible Notes due March 2009, as amended and restated, substantially all of its assets, subject only to a security interest granted to CIWMB.  Debt discount relating to these Convertible Notes approximated $4.0 million, of which approximately $2.2 million was amortized to interest expense during 2008, with the remainder to be amortized in 2009.  The fair value of warrants was computed using a Black-Scholes option pricing model with the following assumptions:  expected term of 6.5 years (contractual term), volatility of 156% (based on historical volatility), zero dividends and interest rate of approximately 3.1%. In connection with a subsequent financing in 2008, upon written election of holders of more than 65% of the aggregate principal amount of Convertible Notes due March 2009 then outstanding, the Convertible Notes due March 2009 are subordinate to Convertible Notes due December 2011.

2008 Issuance of Convertible Promissory Notes, due December 2011 - Additionally, in 2008, the Company received cash of approximately $3.4 million and an amount due to an officer for deferred compensation of $50,000 and in exchange issued convertible notes payable due in December 2011(the “Convertible Notes due December 2011”) of approximately $3.45 million and warrants to purchase approximately 115 million shares of Company common stock at a per share price of $0.015 that expire in April 2015.  The Convertible Notes bear interest at 8%.   The Convertible Notes due December 2011 are convertible into shares of Company Series C Convertible Preferred stock, and upon written election at the discretion of holders of 70% or more of the aggregate principal amount of Convertible Notes due December 2011 then outstanding, the entire principal amount of such notes, together with all accrued interest shall be converted at a price per share equal to $0.015 (subject to appropriate adjustment for all stock splits, subdivisions, combination, recapitalizations and the like).  The Company has pledged as collateral pursuant to terms of a Security Agreement relating to the Convertible Notes, as amended and restated, substantially all of its assets, subject only to a security interest granted to CIWMB.  Debt discount relating to these Convertible Notes approximated $3.4 million, of which approximately $46,000 was amortized to interest expense during 2008, with the remainder to be amortized approximately $1.2 million in each of 2009 and 2010 and $1.1 million in 2011.  The fair value of warrants was computed using a Black-Scholes option pricing model with the following assumptions:  expected term of 6.3 years (contractual term), volatility of 151% (based on historical volatility), zero dividends and interest rate of approximately 1.5%.  Pursuant to terms of an Amended and Restated Subordination and Intercreditor Agreement (the “Intercreditor Agreement”) signed by purchasers of Convertible Notes due December 2011 and certain purchasers of Convertible Notes due March 2009, the Convertible Notes due March 2009 are subordinate to $3.0 million of Convertible Notes due December 2011 held by certain investors (the “Senior Lenders”) (the “Senior Debt”); provided that so long as at the time of and after giving effect to any such payment of principal or interest due on subordinated debt, no Event of Default (as defined) has occurred under the amended and restated notes, security agreements and other documents evidencing the Convertible Notes due December 2011, or would occur as a result thereof, the Company may make regularly scheduled payments of principal and interest on such subordinated debt.

2008 Issuances of Other Notes Payable – During 2008, the Company received $300,000 cash pursuant to terms of a short-term $300,000 promissory note bearing interest at 15%, which was repaid in full.  Additionally, during 2008, the Company’s Chief Executive Officer loaned the Company $270,000 pursuant to terms of short-term notes payable bearing interest at 15%, of which $175,000 was repaid.  The remaining $95,000 and related accrued interest of approximately $6,000 were exchanged for convertible notes payable, which were subsequently converted into shares of the Company’s common stock.

2007 Issuances of Private Placement Notes and Warrants - During 2007, the Company received $5 million pursuant to investment terms substantially similar to the PPM (the “Additional Investment”) and issued $5 million Private Placement Notes and Private Placement Warrants to purchase 15,000,000 shares of common stock.  In connection with the Additional Investment, the placement agent received cash fees of approximately $100,000 and received warrants, with a cashless exercise provision, to purchase 382,429 shares of restricted common stock of the Company at a per share price of $0.06 exercisable for 10 years.  Pursuant to rights and terms of the Additional Investment purchase agreement, the holder of $2 million of notes designated one person to become a member of the Company’s Board of Directors, which such person was appointed in 2007.  Additionally, in 2007, the Company issued three PPM Units, comprised of $75,000 of Private Placement Notes and 225,000 Private Placement Warrants in exchange for accrued liabilities, which such notes were immediately converted into 769,231 shares of Company common stock in accordance with terms of the notes.  During 2007, debt discount, comprised of warrant and beneficial conversion feature values, of approximately $5 million was recorded.  The fair value of warrants was computed using a Black-Scholes option pricing model with the following assumptions: expected term of 8 years (based on the contractual term), volatility of 180% (based on historical volatility), zero dividends and interest rate of 4.6%.  During 2008 and 2007 approximately $2.6 million and $2.4 million, respectively, of the discount was amortized to interest expense.

2007 Issuances of  Director Notes due in 90 days – During 2007, the Company received cash proceeds of approximately $2.7 million from various members of the Company’s then Board of Directors (the “Director Notes”).  In accordance with the Director Notes, each lender received a promissory note with an interest rate of 15% per annum (the “Note”).  All or any portion of the Note, any accrued interest thereon and all other sums due under the Note, was due and payable on demand within 90 days of the Note.  In connection with these notes, lenders received common stock purchase warrants to purchase 22,657,000 shares of Company common stock with an exercise price of $0.06 per share that expire in April 2015.  The shares underlying the warrants are subject to piggy back registration rights.  The exercise price of the warrants is subject to anti-dilution downward adjustments in the event the Company sells common stock at a price below the exercise price.  Debt discount relating to the value of warrants issued of approximately $2.7 million was recorded and amortized to interest expense during 2007.   The fair value of warrants was computed using a Black-Scholes option pricing model with the following assumptions: expected term of 7.8 years (based on the contractual term), volatility of approximately 180% (based on historical volatility), zero dividends and interest rate of approximately 4.6%.

2007 Issuances of Short-term Notes due in 180 days - During 2007, the Company received cash proceeds of approximately $2.2 million from new and existing investors and issued to each lender a promissory note with an interest rate of 15% per annum, due and payable on demand within 180 days (the “Short-Term Notes”), and warrants to purchase approximately 15 million shares of Company common stock with an exercise price of $0.06 per share that expire in April 2015.  During 2008, the Company received cash of approximately $3.1 million and issued to each lender Short-Term Notes, and issued to certain lenders warrants to purchase approximately 9.2 million shares of Company common stock with an exercise price of $0.06 per share that expire in April 2015.   The shares underlying the warrants are subject to piggy back registration rights.  The exercise price of the warrants is subject to anti-dilution downward adjustments in the event the Company sells common stock at a price below the exercise price.  Debt discount relating to the value of warrants issued in 2007 and 2008 of approximately $1.1 million and $539,000, respectively, was recorded, of which approximately $1.2 million and $270,000 was amortized to interest expense during 2008 and 2007.  The fair value of warrants was computed using a Black-Scholes option pricing model with the following assumptions: expected term of approximately 7.7 years (based on the contractual term), volatility of approximately 166% - 180% (based on historical volatility), zero dividends and interest rate of approximately 4.6%.

2006 Issuances of Subordinated Notes due in Twelve Months - During 2006, the Company received $2.8 million pursuant to a private placement of subordinated convertible notes (the “Subordinated Notes”), bearing interest at 10%, with principal and accrued interest due 12 months from issuance, convertible into shares of the Company’s common stock at a price of $0.0975 per share, and warrants, with cashless exercise provisions, to purchase 28,000,000 shares of restricted common stock, exercisable until April 2015 at an exercise price of $0.12 per share (the “Subordinated Notes Warrants”).  The conversion price of the debentures was subject to anti-dilution downward adjustments in the event the Company sells common stock or securities convertible into common stock at a price below the conversion price. The Subordinated Notes rank pari passu with Private Placement Notes and were subordinated only to the security interest granted to CIWMB.  The shares underlying the notes and warrants are subject to piggy back registration rights.  In 2006, the holder of a $200,000 short-term convertible note payable converted the note, plus accrued interest into a Subordinated Note of $202,000 and 2,020,000 warrants.  During 2006, debt discount relating to these Subordinated Notes of approximately $3.2 million was recorded, of which approximately $1.9 million and $1.3 million was amortized to interest expense during 2007 and 2006, respectively.  The fair value of warrants was computed using a Black-Scholes option pricing model with the following assumptions: expected term of 9 years (based on the contractual term), volatility of approximately 180% (based on historical volatility), zero dividends and interest rate of approximately 4.6%.  The discount was fully amortized at December 31, 2007. In the event holders of Subordinated Notes elect to convert such notes into shares of Company common stock, the Company will issue Subordinated Notes Warrants exercisable into that number of shares of the Company’s common stock equal to the quotient of (i) 65% of the value of the converted notes divided by (ii) a per share price of $0.12, a total of 16,260,833 warrants if all notes are converted. The Subordinated Notes became due in 2007, and in 2007, Subordinated Notes in the amount of approximately $2.7 million, together with accrued interest of approximately $269,000, were converted into approximately 30.5 million shares of common stock.  At December 31, 2007, there were Subordinated Notes approximating $292,000, all of which were subsequently converted into common stock in 2008.

2006 Issuances of Private Placement Notes due 18 in Months – During 2006 proceeds were received into escrow pursuant to a  private placement memorandum (the “PPM”) through the offering of Units for $25,000 per unit, each Unit consisting of a $25,000 junior secured subordinated convertible debenture (the “Private Placement Notes”), bearing interest at 10% with principal and accrued interest due 18 months from issuance (“maturity date”), convertible into shares of the Company’s common stock at a price of $0.0975 per share, and a warrant, with a cashless exercise provision, to purchase 75,000 shares of restricted common stock of the Company, exercisable until April 15, 2015 at an exercise price of $0.06 per share (the “Private Placement Warrants”).  The conversion price of the debentures and exercise price of the warrant are subject to anti-dilution downward adjustments in the event the Company sells common stock or securities convertible into common stock at a price below the conversion or exercise prices. The Private Placement Notes were collateralized by a security interest in substantially all of the Company’s assets, which such security interest is subordinated only to the security interest granted to CIWMB, and rank pari passu with the Subordinated Notes.  The shares underlying the debentures and warrants are subject to piggy back registration rights.  In addition, a registration statement must be filed within 30 days after an investor elects to convert all or any portion of the debenture.  During 2006, proceeds were received for approximately $7.9 million of Private Placement Notes and approximately 23.7 million warrants.  At December 31, 2006, approximately $1.2 million of escrowed funds had not been disbursed to the Company, which was reported as a receivable for cash in escrow for securities sold, and which was received by the Company in 2007. In 2007, the offering closed and the debentures and warrants were issued. In 2006, debt discount was recorded, of which approximately $1.8 million was amortized to interest expense in 2007.  During 2007, Private Placement Notes in the amount of approximately $125,000, together with accrued interest of approximately $13,000, were converted into approximately 1.4 million shares of common stock.  At December 31, 2007, there were Private Placement Notes of $2.4 million that were due beyond their maturity date, all of which were converted into shares of common stock in 2008.

Note 6. Preferred Stock, Common Stock and Stock Warrants

Authorized Shares – In December 2008,  the Company amended its Certificate of Incorporation (the “Amendment”) with the state of Delaware to increase the number of authorized shares of capital stock to Four Billion Two Hundred Million (4,200,000,000) shares of capital stock (the “Amended Authorized Amount”).  On January 12, 2009, the Company received notice from the state of Delaware confirming the Amendment.   Of the Amended Authorized Amount, Two Billion Five Hundred Million (2,500,000,000) shares are classified as common stock and One Billion Seven Hundred Million (1,700,000,000) shares are classified as preferred stock, of which the Company has designated and authorized 152,843,413 shares as Series A Preferred Stock (the “Series A Preferred Stock”), 336,240,040 shares as Series B-1 Convertible Preferred Stock (the “Series B-1 Preferred Stock”), 140,000,000 shares as Series B-2 Convertible Preferred Stock (the “Series B-2 Preferred Stock”, and together with the Series B-1 Preferred Stock, the “Series B Preferred Stock”), and 400,000,000 shares as Series C Convertible Preferred Stock (the “Series C Preferred Stock”).  In August 2008, the Company amended its Certificate of Incorporation with the state of Delaware to authorize a maximum of One Billion Five Hundred Million (1,500,000,000) shares of $0.001 par value common stock, and 700,000,000 shares of $0.001 par value preferred stock, of which the Company designated and authorized 152,843,413 shares as Series A Preferred Stock, 336,240,040 shares as Series B-1Preferred Stock, and 10,916,546 shares as Series B-2 Preferred Stock.

Preferred Stock - A summary of the significant rights and privileges of the Series A Preferred Stock, Series B Preferred Stock and Series C Preferred Stock (together, the Preferred Stock”) is as follows:

Voting – Each share of Preferred Stock entitles the holder thereof to vote on all matters except as required by law, voted on by holders of the Company’s common stock on an as-converted basis.  For as long as any shares of Series A Preferred Stock remain outstanding, the affirmative vote of the holders of a majority of the outstanding shares of Series A Preferred Stock, voting separately as a single class, shall be necessary to amend the rights, preferences or privileges of the Series A Preferred Stock, however effected, whether by amendment, merger, consolidation, recapitalization or otherwise, provided that no such separate consent of the Series A Preferred Stock shall be required with respect to any such amendment if a similar amendment is contemporaneously effect with respect to the rights, preferences or privileges of the Series B Preferred Stock and the amendment is approved by holders of a majority of the Series B Preferred Stock then outstanding.  For as long as any shares of Series B Preferred Stock remain outstanding, the affirmative vote of the holders of a majority of the outstanding shares of Series B Preferred Stock, voting separately as a single class, shall be necessary to take certain described actions, however effected, whether by amendment, merger, consolidation, recapitalization or otherwise, which include, among others, transactions with affiliates, except on an arms-length basis, authorization, creation or issuance of any class of capital stock of the Company ranking senior to or on a parity with the Series B Preferred Stock, authorizing any increase or decrease in the total authorized shares or any amendment to the rights, preferences or privileges of the Series A Preferred Stock or Series B Preferred Stock, and paying any dividend or distribution on any shares of capital stock of the Company (other than dividends paid on Preferred Stock).  For so long as 134,496,016 shares of Series B Preferred Stock (as adjusted for stock dividends, splits or the like) remain outstanding, holders of Series B Preferred Stock, voting separately as a single class, shall have the right to elect three Directors (3 of 7) to the Company’s Board of Directors.

Conversion - Each share of Preferred Stock is convertible at the option of the holder into fully paid and non-assessable shares of the Company’s common stock on a one-for-one basis.  Upon election by holders of a majority of the then outstanding shares of Series B Preferred Stock, all issued and outstanding shares of Preferred Stock shall automatically be converted into shares of common stock at the conversion rate in effect upon conversion, as potentially adjusted for any dividends or distributions, stock dividends, combinations, splits, and the like with respect to such shares.  Pursuant to conversion terms, the Company shall at all times reserve and keep available out of its authorized but unissued shares of common stock, solely for the purpose of effecting the conversion of the shares of Preferred Stock, such number of shares as shall be sufficient to effect the conversion of all such outstanding shares.

Dividends - Holders of Preferred Stock shall be entitled to receive, on a pari passu basis, when, as and if declared by the Board of Directors, out of any assets of the Company legally available therefore, dividends at a  rate of 5% of the Original Issue Price of such share of Preferred Stock (in each case, as adjusted for any stock dividends, combinations, splits, recapitalizations and the like with respect to such shares) per annum prior and in preference to the holders of the Company’s common stock, and in preference to the holders of any other equity securities of the Company that may from time to time come into existence to which the Preferred Stock ranks senior (such junior securities, together with the Company’s common stock, “Junior Securities”).  No dividends will be paid on Junior Securities in any year unless such dividends of the Preferred Stock are paid in full or declared and set apart.  Additionally, whenever the Company shall pay a dividend on its common stock, each holder of a share of Preferred Stock shall be entitled to receive, at the same time the dividend is paid on the common stock, a dividend equal to the amount that would have been paid in respect of the common stock issuable upon conversion of such share of Preferred Stock.  As of December 31, 2008, no dividends have been declared.

Liquidation - In the event of a voluntary or involuntary liquidation, dissolution, or winding up of the Company, holders of Series B Preferred Stock are entitled to be paid out first, prior and in preference to any distribution of any of the assets of the Company to holders of common stock, Series A Preferred Stock, or any other stock of the Company ranking junior to the Series B Preferred Stock, an amount per share equal to the Original Issue Price of $0.02 per share of Series B-1 Preferred Stock, of $0.0175 per share of Series B-2 Preferred Stock and of $0.015 per share of Series C Preferred Stock, plus all declared and unpaid dividends on such shares. After payment of the full liquidation preference of the Series B Preferred Stock, if assets or surplus funds remain, holders of Series A Preferred Stock shall be entitled to be paid out first, prior and in preference to any distribution of any of the assets of the Company to holders of common stock,  or any other stock of the Company ranking junior to the Series A Preferred Stock, an amount per share equal to the Original Issue Price of $0.03 per share, plus all declared and unpaid dividends on such shares.

Redemption – The Preferred Stock are not redeemable, except that, in the event of a Change of Control (as defined), holders of a majority of the then outstanding shares of Series A Preferred Stock and/or Series B Preferred Stock, separately as two groups, can require redemption of the Series A Preferred Stock and/or Series B Preferred Stock, as the case might be, at a redemption price per share equal to the amount per share to which such holder would be entitled upon a liquidation, dissolution or winding up of the Company.  A “Change of Control”, as defined, means (i) the beneficial acquisition by any person or group of 45% or more of the voting power of the outstanding common stock of the Company, (ii) the occupancy of a majority of Board seats by persons other than the directors occupying such seats as of the date of the initial issuance of shares of Series B Preferred Stock (the “Current Directors”) or persons nominated by Current Directors or their nominated successors, or (iii) there shall occur a change in the Chief Executive Officer of the Company without the consent of holders of a majority of the outstanding shares of Series B Preferred Stock.  A Change of Control will be treated as a liquidation, dissolution or winding up of the affairs of the Company with respect to certain matters, except as otherwise agreed by holders of a majority of the then outstanding Series B Preferred Stock.

Preferred Stock Issued for Cash and Exchange of Debt and Other Securities – In June 2008, the Company issued (i) 165,000,000 shares of its Series B-1 Preferred Stock for $3.3 million cash, (ii) 152,843,413 shares of its Series A Preferred Stock and 111,244,040 shares of its Series B-1 Preferred Stock in exchange for outstanding Director Notes and Short-term promissory notes having a principal balance of approximately $7.5 million and related accrued interest payable of $525,000, and (iii) 60,000,000 shares of its Series B-1 Preferred Stock in exchange for shares of the Company’s “old” preferred series A preferred stock, which was issued in exchange for $1.2 million cash received during April and May 2008, and which such series was eliminated upon exchange. The fair value of shares of common stock that preferred shares are convertible into exceeded the recorded value of notes and accrued interest exchanged and cash received by approximately $9.0 million; this beneficial conversion feature is presented as a constructive dividend, increasing the net loss in the computation of net loss per share attributable to holders of common stock. Since the Company has an accumulated deficit the dividend was charged to additional paid-in capital with a corresponding credit to additional paid-in capital for the beneficial conversion value resulting in no net accounting effect. In connection therewith, the Company entered into an Investor Rights Agreement with investors who acquired shares of Series A Preferred Stock and Series B Preferred Stock (each an “Investor” and together “Investors”).  Pursuant to terms of such agreement, among other things, the Company has agreed to file with the Securities and Exchange Commission a registration statement to enable the resale of common shares issuable pursuant to conversion terms of Senior Preferred Stock and certain warrants issued concurrently, upon written notice of at least 40% of the then Registrable Securities, as defined, to use reasonable best efforts to file such registration statement, and such additional registration statements as may be necessary, at the earliest practicable date on which the Company is permitted by the SEC guidance to file such additional registration statements, and to cause such registration statement(s) to become effective and continue to be effective for such period necessary to provide for, in general, the resale of such securities with certain exceptions and limitations.  The Investor Rights Agreement also provides Investors with certain piggy-back registration rights.  Additionally, pursuant to terms of the Investor Rights Agreement, for a three year period, each Investor holding at least 5,000,000 shares of common stock or Senior Preferred Stock (each a “Major Holder”), shall, in general, have a pre-emptive right to receive from the Company prior notice of any proposed or intended issuance or sale of securities and to purchase such eligible purchaser’s pro rata percentage of the number of shares of common stock, as converted and defined, on such same terms and conditions.

In connection with terms of the First Amendment to Securities Subscription Agreement pertaining to the purchase of Series A and B Convertible Preferred Stock, the Company granted to certain purchasers rights to purchase up to an aggregate of 140 million shares of the Company’s Series B-2 Convertible Preferred Stock on or prior to March 31, 2009 at a price of $0.0175 per share, subject to certain terms and conditions of various related agreements, including the authorization of a sufficient number of shares to be issued.  In January 2009, the Company received notification from the state of Delaware of authorization of its amendments to Articles of Incorporation authorizing 140 million shares of Series B-2 Convertible Preferred Stock.

Common Stock - Each share of common stock is entitled to one voting right, the right to share in earnings and the right to share in assets upon liquidation.

Common Stock Issued for Conversion of Series B-1 Convertible Preferred Stock – During 2008, 7,609,802 shares of Series B-1 Convertible Preferred Stock were converted for that same number of shares of Company common stock.

Common Stock Issued Upon Induced Conversion of Debt and Exchange of Warrants - During 2008, the Company issued approximately 243.9 million shares of its common stock in exchange for full satisfaction of all outstanding convertible notes payable, which approximated $13.2 million and related accrued interest of approximately $1.7 million, and the return of outstanding warrants to purchase approximately 38.6 million shares of Company common stock having an exercise price of $0.06 per share and expiring in April 2015, which such warrants were acquired when the notes were issued.

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

Common Stock Issued in Exchange for Accounts Payable and Accrued Liabilities - During 2008, the Company entered into agreements with certain vendors that have provided services to the Company to issue shares of its common stock in satisfaction of amounts owed, and in connection with these agreements agreed to issue approximately 15.9 million shares of its common stock in satisfaction of approximately $754,000 owed, which included approximately 12.0 million shares issued in exchange for $567,000 included in accounts payable – related party at December 31, 2007.   The shares were valued at $829,000 based on the quoted trading price on the agreement dates, resulting in a loss on payment of approximately $75,000.

Common Stock Issued for Conversion of Notes Payable – During 2007, Subordinated Notes in the amount of approximately $2.7 million, together with accrued interest of approximately $269,000, were converted into 30,545,769 shares of common stock, and Private Placement Notes in the amount of approximately $125,000, together with accrued interest of approximately $13,000, were converted into approximately 1,415,740 shares of common stock.

Common Stock Issued for Services - During 2006, the Company entered into an employment agreement with an individual to serve as its Chief Executive Officer and a Director, pursuant to which, among other things, the executive received 44,000,000 shares of Company common stock, of which 26,400,000 were fully vested, and of which 11,000,000 shares vested in 2007, and the remaining vested during the nine months ended September 2008.  The total value of the shares based on the grant date quoted trading price of the Company’s common stock was approximately $5.7 million.  The Company recognized stock-based compensation expense of approximately $405,000, $1.4 million and $3.9 million in 2008, 2007 and 2006, respectively.  As of December 31, 2008, there was no additional expense to be recognized with respect to these issuances of equity securities.

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

In February 2007, the Company entered into an employment agreement with an individual to serve as its Vice President of Sales & Marketing, pursuant to which, among other things, the executive received 4.4 million shares of Company common stock, 1.1 million of which were fully-vested and the remainder vesting evenly over the next three years, and is entitled to receive warrants to purchase 1.1 million shares of Company common stock at $0.30 per share on the one year anniversary of the employment agreement and warrants to purchase 1.1 million shares of Company common stock at $0.40 per share on the second year anniversary.  The warrants have a four-year term and vest ratably over 3 years.  The shares are valued at approximately $1.1 million based on the quoted trading price of $0.25 on the effective date and the warrants are valued at approximately $511,000 computed using a Black-Scholes option pricing model with the following assumptions: contractual terms of 4 and 10 years, volatility of 184% (based on historical volatility over the term), zero dividends and interest rate of 4.5%.  In connection with this agreement, the Company recorded compensation expense for fully-vested shares and for a portion of the unvested shares amortized on a straight-line basis over the vesting periods.  The Company recorded compensation expense of approximately $367,000 and $792,000 during 2008 and 2007, respectively.  In addition, the executive received three Private Placement Units, consisting of $75,000 of Private Placement Notes and Private Placement Warrants to purchase 225,000 shares of Company common stock, for which the Company recorded compensation expense of $75,000.  As of December 31, 2008, there was approximately $453,000 of unrecognized compensation expense related to unvested stock and warrants, which is expected to be recognized as expense of approximately $300,000 in 2009, and $153,000 in 2010.

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

During 2007, the Company granted 5,070,411 shares of Company common stock to various non-employee service providers and has recorded the fair value of shares issued based on the closing market price of stock on the respective measurement dates of approximately $899,000 as an increase in additional paid-in capital.  Stock-based compensation expense is recognized over the requisite service periods, all of which expired in 2007 except one relating to rent, which expired in 2008.

Pursuant to terms of a 2007 mutual settlement and release agreement, in 2008, the Company issued 5,000,000 shares of its common stock to a former executive, and the former executive returned to the Company for cancellation all previously issued warrants, which include vested warrants to purchase approximately 17 million shares and forfeited all rights to acquire additional shares under the employment agreement.  The Company recorded the 5,000,000 shares issuable, net of the approximately $101,000 fair value of warrants surrendered, as compensation expense of approximately $249,000 during 2007, based on the $0.07 quoted trading price of the Company’s common stock and black-scholes fair value computations at year-end, when it was determined that it was more likely than not that such an arrangement would be agreed upon.

In 2006, the Company entered into an employment agreement with its former Chief Executive Officer to serve as Chief Technology Officer, pursuant to which, among other things, the executive received 24,000,000 fully-vested shares or share equivalents (warrants), of which he had previously received 17,953,208 of such shares and share equivalents.  In connection with this agreement, inasmuch as the shares were fully vested, the Company recorded compensation expense and an increase in additional paid-in capital of $847,000, which was determined on the $0.14 per share quoted trading price on the date of the employment agreement.  Further, pursuant to this agreement the Company agreed to issue 2,000,000 shares of its common stock to this executive upon satisfying obligations, as defined, and in 2007, the Company’s Board of Directors resolved that such obligations had been satisfied and that the shares shall be issued.  The Company recorded expense of $160,000, which was determined based on the $0.08 per share quoted trading price on the date of the board resolution.  As of December 31, 2007, the shares had not been issued and are accordingly reported as common stock issuable.  In 2008, the shares were issued.

In 2006, terms of Common Stock Purchase and Covenant to Adjust Agreements entered into in 2005, were amended to eliminate any further adjustments to the original purchase price, and the Company recorded the issuance of 752,731 shares and the previously recorded temporary equity redemption value of approximately $165,000 was reclassified to permanent stockholders’ equity. During 2008, the Company issued 395,588 shares of its common stock to investors, for which the Company previously recorded 752,731 shares as issued in 2006, and obtained releases from such investors as to any additional future liability or obligations, and as a result in 2008 reported a decrease in shares issued of 357,143 shares in the accompanying statement of changes in stockholders’ equity.

Stock Issued for Settlement Agreement - During 2007, the Company entered into a settlement agreement with a former consultant, pursuant to which, among other things, the Company issued 5 million shares of its common stock, and as a result recorded settlement expense of $680,000, based on the quoted trading price of the Company’s common stock of $0.135 per share on the settlement date, which included $5,000 of related legal expenses.

In 2008, the Company entered into an agreement with a former officer pursuant to terms of which, among other things, the officer ceased employment with the Company and the employment agreement entered into by the Company and officer in 2006 terminated.  In connection with this agreement, the Company paid the former officer approximately $75,000, the officer transferred to the Company 717,949 shares of Company common stock, and the Company issued 2.5 million shares of its common stock and paid $50,000 cash to a third party.  As a result, the Company recorded expense of approximately $178,000 in 2008.

Stock Issued Upon Exercise of Warrants - During 2007, pursuant to receipt of notices of cash and cashless exercises of 6,048,439 warrants, the Company issued 4,119,596 shares of its common stock and received proceeds of approximately $2,000.

Warrants – In connection with borrowings and other transactions, the Company issues warrants to purchase its common stock.  The fair value of warrants issued during 2008 and 2007 was estimated using the Black-Scholes option-pricing model with the following assumptions: dividend yield of 0%; expected volatility of approximately 150% to 180% (based on historical volatility over the terms); risk-free interest rates of approximately 3% to 5%; and contractual terms of 3.5 to 10 years.  The weighted-average fair value of warrants granted during 2008 and 2007 was $0.03 and $0.19, respectively.

Stock Warrants Issued for Services - In October 2006, the Company entered into an employment agreement with an individual to serve as its Chief Operating Officer, pursuant to which, among other things, the executive will receive shares of Company common stock (or stock options, at the executive’s election) covering 5% of Common Stock Equivalents, as defined in the agreement.  The executive received options to purchase 24,000,000 shares (shares were not elected) of Company common stock, of which 12,000,000 were fully-vested, and of which 6,000,000 warrants vest in October 2007 and the remaining 6,000,000 vest pro-rata from November 2007 to October 2008. The warrants are exercisable at $0.0975 per share for ten years, and have an estimated fair value of approximately $3.2 million as determined utilizing the Black-Scholes valuation model as of the Effective Date with the following assumptions: contractual term of 10 years, volatility of 174% (based on historical volatility over the term), zero dividends and interest rate of 4.8%.  During 2007 and 2006, the Company recognized stock-based compensation expense of approximately $810,000 and $1.8 million, respectively, and as of December 31, 2007, there was approximately $655,000 of unrecognized compensation expense related to unvested stock warrants.  Pursuant to terms of a mutual settlement and release agreement, in early 2008, among other things, the former executive returned to the Company for cancellation all previously issued warrants and forfeited all rights to acquire additional shares under the employment agreement, and the Company issued to the former executive 5,000,000 shares of restricted common stock.  Warrants cancelled and forfeited are reflected as cancelled in 2007 in the following table of warrant activity, and there will be no further recognition of compensation expense.

In 2007, the Company issued warrants to a new Director to purchase 500,000 shares of its common stock at an exercise price of $0.19 per share with a 4-year term and recorded compensation expense of approximately $89,000 based on the fair value as determined utilizing the Black-Scholes valuation model.

In 2007, the Company entered into an employment agreement with an individual to serve as its Chief Financial Officer, pursuant to which, among other things, the executive received warrants to purchase 5,000,000 shares of Company common stock, 25% of which are fully-vested and the remainder vesting 1,250,000 per year over the next three years.  The warrants have a four-year term and an exercise price of $0.12 per share, and are valued at approximately $540,000 based on a Black-Scholes option pricing model valuation with the following assumptions: expected term of 4 years, volatility of 160% (based on historical volatility over the term), zero dividends and interest rate of 4.6%.  In connection with this agreement, the Company will record compensation expense for fully-vested shares and for a portion of the unvested shares amortized on a straight-line basis over the vesting periods.  The Company recorded compensation expense of approximately $231,000 during 2007.  As of December 31, 2007, there was approximately $309,000 of unrecognized compensation expense related to unvested stock and warrants. In March 2008, the executive resigned and was allowed to retain 1.25 million warrants, which were exchanged for shares of common stock in connection with the aforementioned warrants for shares exchange.  The 3.75 million unvested warrants were cancelled.

In 2007, the Company issued warrants to a new employee to purchase 2,000,000 shares of its common stock at an exercise price of $0.0975 with a ten year term and recorded compensation expense of approximately $204,000 based on the fair value as determined utilizing the Black-Scholes valuation model. The closing stock price at the issuance date was $0.19 per share.  The warrants issued to the new employee were assigned to the Company by one of its other executive officers, which was recorded as a contribution of capital in accordance with the provisions of SFAS 123R.  As of December 31, 2007, there was approximately $176,000 of unrecognized compensation expense related to unvested warrants.  During 2008, the employee left the Company and was allowed to retain the warrants on a fully-vested basis and the Company recorded the remaining $176,000 as expense.

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

During 2008, the Company issued to a consultant warrants for the purchase of 7,500,000 shares of its common stock at an exercise price of $0.015, with a term of approximately 6.5 years and recorded general and administrative expense of approximately $145,000 based on the fair value as determined utilizing the Black-Scholes valuation model. The closing stock price at the issuable date was $0.02 per share.  In addition, during 2008, the Company issued to a consultant warrants for the purchase of 300,000 shares of its common stock at an exercise price of $0.02, with a term of approximately 6.5 years, the estimated fair value of which approximated $11,000 as determined utilizing the Black-Scholes valuation model.  The closing stock price at the issuable dates averaged approximately $0.04 per share.

In 2008, the Company and an individual agreed to terms of an offer of employment pursuant to which, among other things, the individual will serve as its Senior Vice President of Operations and in additional to cash compensation and other customary employee related benefits received a warrant to purchase 15 million shares of Company common stock, 25% of which vest at the end of one year and the remainder vest equally on a monthly basis over the next four years.  The warrants have a term of approximately 6.5 years and an exercise price of $0.015 per share and were valued at approximately $287,000 as determined utilizing the Black-Scholes valuation model and will be expensed over the vesting period.  The closing stock price at the issuable date was $0.02 per share. During 2008, approximately $37,000 was recognized as expense.

In 2008, the Company and an individual agreed to terms of an offer of employment pursuant to which, among other things, the individual will serve as its Chief Financial Officer and in additional to cash compensation and other customary employee related benefits received a warrant to purchase 20 million shares of Company common stock, 25% of which vest at the end of one year and the remainder vest equally on a monthly basis over the next four years.  The warrants have a term of approximately 6.5 years and an exercise price of $0.015 per share and were valued at approximately $382,000 as determined utilizing the Black-Scholes valuation model and will be expensed over the vesting period. The closing stock price at the issuable date was $0.02 per share. During 2008, approximately $8,000 was recognized as expense.

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

The following summarizes activity for stock warrants issued to lenders for borrowings, all of which are exercisable:

	Outstanding	Weighted average exercise price	Weighted average remaining contractual life in years	Aggregate intrinsic value (in thousands)
Balance at December 31, 2007	123,406,817	$0.09	6.2	$962
Issued	259,632,078	0.02
Increase for price adjustment	3,833,333	0.02
Exchanged	(129,691,141)
Balance at December 31, 2008	257,181,087	$0.02	6.3	$1,205

The following summarizes activity for stock warrants issued to consultants for services, all of which are exercisable:

	Outstanding	Weighted average exercise price	Weighted average remaining contractual life in years	Aggregate intrinsic value (in thousands)
Balance at December 31, 2007	31,715,179	$0.08	5.6	$220
Issued	21,836,144	0.02
Issuable	7,800,000	0.02
Exchanged	(9,325,693)	0.10
Balance at December 31, 2008	52,025,630	$0.03	7.5	$37

The following summarizes activity for stock warrants issued to employees and directors, of which 2,055,556 are exercisable:

	Outstanding	Weighted average exercise price	Weighted average remaining contractual life in years	Aggregate intrinsic value (in thousands)
Balance at December 31, 2007	27,575,000	$0.09	5.6	$151
Issued	9,250,000	0.04
Issuable	36,100,000	0.02
Exchanged	(23,825,000)	0.08
Forfeited	(11,250,000)	0.05
Balance at December 31, 2008	37,850,00	$0.03	6.3	$175

The following summarizes activity for all stock warrants:

	Outstanding	Weighted average exercise price	Weighted average remaining contractual life in years	Aggregate intrinsic value (in thousands)
Balance at December 31, 2007	182,696,996	$0.09	6.1	$1,333
Issued	290,718,222	0.02
Issuable	43,900,000	0.05
Increase for price adjustment	3,833,333	0.02
Exchanged	(162,841,834)	0.08
Forfeited	(11,250,000)	0.05
Balance at December 31, 2008	347,056,717	$0.02	6.5	$1,418
Additional information regarding all warrants outstanding as of December 31, 2008, is as follows:

Exercise prices		Shares	Weighted average remaining life
$0.00		60,000	2.5 years
$0.02		292,374,420	6.3 years
$0.02		30,692,667	7.8 years
$0.05		1,100,000	1.5 years
$0.06		18,979,630	6.3 years
$0.07		1,000,000	6.3 years
$0.12		1,000,000	7.2 years
$0.22		750,000	6.2 years
$0.30		1,100,000	6.2 years
	Total	347,056,717	6.5 years

Note 7.   Related Party Transactions

As summarized in Note 6, certain of the Company’s Directors, Officers and their affiliates are holders of the Company’s notes payable in the aggregate amount of approximately $5.7 million and $9.3 million at December 31, 2008 and 2007, respectively.  Accrued interest payable on the notes approximated $134,000 and $846,000 at December 31, 2008 and 2007, respectively.  Amounts payable at December 31, 2007 were exchanged for shares of Company common stock in 2008.

Included in accounts payable to related parties at December 31, 2008 and 2007 is approximately $36,000 and $55,000 due to certain of the Company’s officers, primarily relating to deferred compensation and expense reimbursements owed.

As disclosed further in Note 10, in November 2008, the Company entered into a supply agreement with a company (the “Purchaser”), which holds approximately $1.5 million of Convertible Notes due December 2011 and warrants to purchase approximately 50 million shares of Company common stock, and which has the right to and has designated a person to be a member of the Company’s Board of Directors.  The Supply Agreement was entered into prior to the Purchaser’s acquisition of securities.  Pursuant to terms of the Supply Agreement, among other things, if the Purchaser is in need of at least 1.5 million pounds of Products (as defined) for any calendar month during the three year term, then the Purchaser shall order its requirements for 1.5 million pounds from the Company, and the Company has agreed to sell Products to the Purchaser in accordance to a contractual pricing formula.  During 2008, sales of Product to Purchaser approximated $1.7 million.  Accounts receivable from Purchaser at December 31, 2008 approximated $73,000.

Pursuant to an agreement for legal services with The Otto Law Group, PLLC (“OLG”), a law firm, the managing partner of which was until December 2008 one of the Company’s Directors, the Company periodically issued to the law firm vested non-forfeitable common shares, and proceeds from the sale of such shares by the firm and reported to the Company were credited against invoice amounts due for legal services. During 2008 and 2007, the Company incurred fees for OLG legal services of approximately $327,000 and $293,000, respectively.   In March 2008, the Company issued approximately 12.0 million shares of its common stock in exchange for satisfaction of accounts payable to the firm of approximately $567,000.  At December 31, 2008, accounts payable due to the firm for services of $95,000 are included in accounts payable to related party.

In 2008, the Company entered into an agreement with a former officer pursuant to terms of which, among other things, the officer ceased employment with the Company and the employment agreement entered into by the Company and officer in 2006 terminated.  In connection with this agreement, the Company paid the former officer approximately $75,000, the officer transferred to the Company 717,949 shares of Company common stock, and the Company issued 2.5 million shares of its common stock and paid $50,000 cash to a third party.  As a result, the Company recorded expense of approximately $178,000 in 2008.

Note 8.  Income Taxes

At December 31, 2008, the Company has available approximately $45 million of net operating loss carryforwards available to offset future federal income taxes, which expire through 2028. Realization is dependent on generating sufficient taxable income prior to expiration of the loss carryforwards. A change of greater than 50% of the Company ownership could significantly limit utilization.  At December 31, 2008 and 2007, the Company has provided a valuation allowance to reduce its net deferred tax asset to zero. The valuation allowance increased by approximately $4.4 million and $4.5 million during 2008 and 2007, respectively.

Deferred income taxes represent the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and income tax purposes.  Significant components of deferred tax assets and liabilities consist of the following at December 31, 2008 and 2007 (in thousands):

	2008	2007
Deferred tax assets
Net operating loss carryforward	$17,845	$12,788
Current assets	7	$-
Accrued liabilities due to related parties	45	235
Total deferred tax assets	17,897	13,023
Deferred tax liabilities - property and equipment	(667)	(228)
Net deferred taxs assets before valuation allowance	17,230	12,795
Valuation allowance	(17,230)	(12,795)
Net deferred taxs assets	$-	$-

A reconciliation of the provision for income tax with income tax computed by applying the federal statutory income tax rate to loss before provision for income taxes for years ended December 31 is as follows:

	2008	2007
Income tax benefit computed at statutory rate	-34%	-34%
State income tax benefit, net of federal benefit	-3%	-3%
Nondeductible stock-based compensation and other	17%	21%
Valuation allowance	20%	16%
Effective tax rate	0%	0%

 Note 9. Participation Certificates Obligations Issued Prior to 2004

In 2000, the Company’s Board of Directors authorized the issuance of common stock to various investors.  An agreement between the Company’s then President and investors allowed participants in the Italian General Plastics Development Program to make advances based on Company common stock. Funds thus generated (approximately $815,000) were to be repaid when the Company became a public company. Upon repayment of funds advanced, investors would retain their stock ownership. To comply with Italian regulations, the Company’s then President personally issued shares of Company common stock to the investors. Funds advanced by investors were made to and deposited in accounts in the former President's name.  The Company’s former President has represented that funds received were assets of Company and that the Company assumed the related obligations, and accordingly, based on the substance of the transactions, funds advanced have been presented as Company liabilities in the accompanying balance sheet.  Prior to December 31, 2004, the Company entered into various agreements, including a settlement and release agreement, with certain investors pursuant to which the investors received shares of Company common stock in exchange for their participation certificates.  The balance outstanding approximates $354,000, which has not changed since 2004.

Note 10.  Commitments and Contingencies

Legal – On February 27, 2009, a former vendor filed a Complaint for Breach of Negotiable Instrument, Breach of Contract and Demand for Jury Trial against the Company in the United States District Court for the District of Minnesota.  The Company was served on April 2, 2009.  The former vendor has, among other things, prayed for judgments against the Company of approximately $626,000.  The Company intends to vigorously defend this action, and cannot, at this time, reasonably predict the ultimate outcome of the proceedings, if any, that will occur.  The Company establishes accruals for specific liabilities in connection with legal actions deemed to be probable and reasonably estimable.  No material amounts have been accrued in these accompanying financial statements with respect to any legal matters. Company management does not expect that the ultimate resolution of pending legal matters in future periods, including the matter described above will have a material effect on the Company’s financial condition or results of operations.

Leases – The Company leases space for its recycling plant and offices in Riverbank, California.   In 2008, the Company entered into amendments of its lease agreement, as amended, exercising its option to extend the expiration of the lease from May 2009 through March 2010 and to rent additional space.  The Company has an option to extend the lease for an additional five years. Future minimum lease payments approximate $448,000 in 2009 and $115,000 in 2010.  The Company also rents office space in San Francisco pursuant to a lease expiring in 2009, for which future minimum lease payments total $20,000.

Total rent expense was $448,000 and $341,000 in 2008 and 2007, respectively.

Supply Agreement – In November 2008, the Company entered into a supply agreement with a company (the “Purchaser”), which holds approximately $1.5 million of Convertible Notes due December 2011 and warrants to purchase approximately 50 million shares of Company common stock, and which has the right to and has designated a person to be a member of the Company’s Board of Directors.  The Supply Agreement was entered into prior to the Purchaser’s acquisition of securities.  Pursuant to terms of the Supply Agreement, among other things, if the Purchaser is in need of at least 1.5 million pounds of Products (as defined) for any calendar month during the three year term, then the Purchaser shall order its requirements for 1.5 million pounds from the Company, and the Company has agreed to sell Products to the Purchaser in accordance to a contractual pricing formula.  During 2008, sales of Product to Purchaser approximated $1.7 million.

Note 11.  Subsequent Events through April 13, 2009

As disclosed in Note 10, on February 27, 2009, a Complaint was filed against the Company, and on April 2, 2009 the Company was served.

On April 13, 2009, the Company raised $100,000 in short-term 8% convertible promissory notes due in 6 weeks.  The Company expects to receive an additional $200,000 on or before April 15, 2009, pursuant to promissory notes executed on April 13, 2009.  The Notes accrue interest at 8% and mature after 6 weeks.  At the election of the holders, the Notes can convert into Series C Convertible Preferred Stock at a price per share equal to $0.015 (subject to appropriate adjustment for all stock splits, subdivisions, combinations, recapitalizations and the like).

Note 12.  Quarterly Financial Data (unaudited)

Summarized quarterly financial information relating to operating results during the years ended December 31, 2008 and 2007 is presented below (in thousands, except per share data):

	Three months ended in 2008				Three months ended in 2007
	March 31	June 30	September 30	December 31	March 31	June 30	September 30	December 31
		(restated (c))
Revenues	$1,510	$1,410	$2,525	$1,245	$99	$418	$1,450	$2,372

Gross margin	(83)	44	633	355	(75)	(11)	202	3

Loss from operations (a)	(3,261)	(3,003)	(3,293)	(2,728)	(3,401)	(4,636)	(3,405)	(4,589)

Net loss (b)	(11,598)	(3,693)	(3,823)	(4,866)	(6,810)	(8,375)	(8,091)	(9,350)

Net loss attributable to holders of common stock (c)	(11,598)	(12,650)	(3,823)	(4,866)	(6,810)	(8,375)	(8,091)	(9,350)

Net loss attributable to holders of common
stock per common share, basic and diluted (c,d)	$(0.04)	$(0.02)	$(0.01)	$(0.01)	$(0.05)	$(0.06)	$(0.05)	$(0.05)

(a) - The three months ended June 30, 2007, includes settlement expense of $740.

(b) - The three months ended March 31, 2008 includes other expense of $3,458 representing the excess of fair value of common stock issued in exchange for notes payable, accrued interest and accounts payable and warrants.

(c) - The net loss attributable to holders of common stock and related per share loss for the three months ended June 30, 2008 has been restated from that previously reported to include a $8,957 constructive dividend related to the beneficial conversion feature related to convertible preferred stock. There is no effect on previously reported amounts of loss from operations, net loss, assets, liabilities, stockholders' equity or cash flows.

(d) - The total of quarterly amounts per share in 2008 does not equal the annual amount per share due to rounding.

Item 9.                                Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

Not applicable.

Item 9A.                      Controls and Procedures

Disclosure Controls and Procedures.  As of the end of the period covered by this Annual Report on Form 10-K, we carried out an evaluation, under the supervision and with the participation of senior management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  Based upon that evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by us in the reports that we file or submit under the Exchange Act.

Internal Control over Financial Reporting.  There have been no changes in our internal controls over financial reporting or in other factors during the fiscal quarter ended December 31, 2008 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting subsequent to that date we carried out our most recent evaluation.

Management Report on Internal Control.  Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act, as amended, as a process designed by, or under the supervision of, a company’s principal executive and principal financial officers and effected by a company’s board of directors, management and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Our internal control over financial reporting includes those policies and procedures that:

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

Management has evaluated the effectiveness of our internal control over financial reporting as of December 31, 2008 based on the control criteria established in a report entitled Internal Control – Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO"), and this assessment identified the following material weaknesses in the Company’s internal control over financial reporting.

•	Inadequate or ineffective policies for documenting policies, processes and transactions; and

•	Inadequate or ineffective internal control environment related to segregation of duties.

Because of the above described material weaknesses, management believes that, as of December 31, 2008, the Company’s internal control over financial reporting was not effective based on those criteria. As a result, we have put an implementation plan in place whereby in 2009 additional resources will be directed to documentation of processes and segregation of duties to satisfy COSO requirements.  Despite material weaknesses noted, we believe that our financial statements contained in our 2008 Annual Report filed with the SEC fairly present our financial position, results of operations and cash flows as of and for the periods presented in all material respects.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this Annual Report.

Management’s Assessment as of December 31, 2007 and Material Weakness - In order to evaluate the effectiveness of our internal control over financial reporting as of December 31, 2007, as required by Sections 404 of the Sarbanes-Oxley Act of 2002, our management commenced an assessment, based on the criteria set forth in COSO. A material weakness is a control deficiency, or a combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. In assessing the effectiveness of our internal control over financial reporting, our management, including the CEO and interim CFO, could not conclude that our internal controls and procedures were sufficient to ensure that we maintained appropriate internal control over financial reporting at December 31, 2007, as while we considered the criteria established in COSO, we did not perform a complete assessment as outlined in Commission Guidance Regarding Management’s Report on Internal Control Over Financial Reporting Under Section 13(a) or 15(d) of the Exchange Act. In summary, the Company did not conduct sufficient testing of internal controls in 2007 to satisfy COSO requirements. As a result, we have put an implementation plan in place whereby in 2008 sufficient testing to satisfy COSO requirements will be performed. The absence of the ability to conclude as to the sufficiency of internal controls is a material weakness.  Despite the insufficient testing, we believe that our 2007 financial statements contained in our 2008 and 2007 Annual Reports filed with the SEC fairly present our financial position, results of operations and cash flows for the fiscal year ended December 31, 2007 in all material respects.

Item 10.                      Directors and Executive Officers of the Registrant

NAME	POSITION
Rodney S. Rougelot	Director and Chief Executive Officer
Ray Salomon	Chief Financial Officer
G. Thompson Hutton	Chairman
William Whittaker	Director
David Buzby	Director
John Moragne	Director
Alex Millar	Director
Craig Hardy	Former Chief Financial Officer
Mario Sandoval	Former Chief Operating Officer
Gary M. De Laurentiis	Former Director and Chief Technology Officer
Roy A. Herberger	Former Director
David M. Otto	Former Director
Lawrence A. Krause	Former Director
Ronald M. Domingue	Former Director

Rodney S. Rougelot
Director and Chief Executive Officer
Mr. Rougelot, 45, brings to ECO2 over 20 years of extensive experience in recycling, operations, finance, and mergers and acquisitions.  Upon graduating from Harvard Business School, Mr. Rougelot founded Recycling Resource, LLC (“Recycling Resource”) in 1991, which rapidly became one of the leading recycling companies in California.  After Recycling Resource was acquired by TomraSystems ASA (OSLO: TOM) in 1998, Mr. Rougelot served as President of the commercial division, building the Tomra Pacific operation into one of the largest beverage container recyclers in the United States.  Most recently in 2006, Mr. Rougelot was engaged through Stone Yamashita Partners as a strategic consultant with The Coca Cola Company.  Mr. Rougelot has served as Director and Chief Executive Officer since July 2006 and served as interim Chief Financial Officer from March 2008 until December 15, 2008.

Mr. Rougelot is not a director of any other public company, nor is he related to any officer, director or affiliate of the Company.  Mr. Rougelot is not a party to any pending legal proceeding, nor has he been subject to a bankruptcy petition filed against him, nor been convicted in, or subject to, any criminal proceeding.

Ray Salomon
Chief Financial Officer
Mr. Salomon, 47, has over twenty years of financial and operational management experience.  Mr. Salomon was appointed Chief Financial Officer on December 15, 2008.  Most recently, Mr. Salomon was the Chief Financial Officer of Barrier Systems, Inc. (“Barrier”) where he was responsible for finance, accounting, information technology and human resources.  While at Barrier, Mr. Salomon also designed and implemented reporting processes and achieved full Sarbanes-Oxley compliance.  From 2003-2007, Mr. Salomon was the Director of Finance – Marketing and Sales, Western and Central U.S. for the Ford Motor Company. Prior to Ford Motor Company, Mr. Salomon served as Revenue Manager and as Director of Financial Planning and Reporting for Lincoln Mercury, where he was responsible for groups setting vehicle prices and where he developed and managed revenue forecasting and accounting.  Mr. Salomon earned a Masters in Business Administration degree in 1985 and a Bachelor of Arts in Economics in 1982 from the University of California, Berkeley.

Mr. Salomon is not a director of any other public company, nor is he related to any officer, director or affiliate of the Company.  Mr. Salomon is not a party to any pending legal proceeding, nor has he been subject to a bankruptcy petition filed against him, nor been convicted in, or subject to, any criminal proceeding.

G. Thompson Hutton
Chairman of the Board of Directors
Mr. Hutton is currently the Managing Partner of Thompson Hutton, LLC, where he has actively pursued and managed private equity and venture capital investments in partnership with a number of leading firms since 2003.  Additionally, from 2006-2007, Mr. Hutton served as Chief Executive Officer of White Mountains Reinsurance Group, Ltd. (“White Mountains”), a holding company based in Hamilton, Bermuda.  White Mountains acts as a broker-market Property and Casualty reinsurance company and has approximately $2 Billion in capital and in annual premium volume.  As the Chief Executive Officer of White Mountains, Mr. Hutton was one of five senior partners of White Mountains Insurance Group, the publicly held parent company.  From 2000-2002, Mr. Hutton served as a Venture Partner at Trident Capital, Inc., and as an adviser/consultant to Sutter Hill Ventures and Morgan Stanley Capital Partners. Mr. Hutton received a Masters in Business Administration with Distinction from Harvard Business School in 1986, and Bachelor degrees in mechanical engineering and economics from Stanford University in 1978 and 1977, respectively.  He currently serves as a Trustee of the Phillips Exeter Academy in New Hampshire.

Mr. Hutton is not a director of any other public company, nor is he related to any officer, director or affiliate of the Company.  Mr. Hutton is not a party to any pending legal proceeding, nor has he been subject to a bankruptcy petition filed against him, nor been convicted in, or subject to, any criminal proceeding.

Roy A. Herberger
Former Director
Mr. Herberger served as director from May 17, 2007 until his resignation on March 31, 2009.  Mr. Herberger is currently President Emeritus of the Thunderbird School of Global Management.  From 1989 until August 2004, Mr. Herberger served as President of Thunderbird, the Gavin Graduate School of International Management in Glendale, Arizona.  His experience includes research and consultancies with several major Asian corporations.  Mr. Herberger has also published numerous articles on international business negotiations in United States and international academic and business periodicals.  He currently is a director of the Mayo Clinic, Rochester; Pinnacle West Capital Corporation and MedAire, Inc.  Mr. Herberger graduated from the University of Colorado in 1971 with a PhD in business and from the University of Texas, Austin with a M.A. in 1968 and B.A. in 1966.  Mr. Herberger was appointed as Director in May 2007.

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

David Buzby
Director
Mr. Buzby is a private equity investor and entrepreneur.  Since 1991, Mr. Buzby has been investing in early stage environmental and e-commerce companies, serving as a Director and/or in other senior management roles.  Since 2007, Mr. Buzby has served as a Director of Xunlight, a thin-film flexible photovoltaic manufacturer and, since 2004, Mr. Buzby has served as the Chairman of SunEdison, LLC, a solar services company in the US and Europe.  Mr. Buzby, since 1998, has also served as the Lead Director and as past Chairman of the Audit Committee from 2000-2007, of ValueClick (NASD:VCLK), an online marketing company.  Mr. Buzby founded Reid Industries in 2004, a manufacturer and e-tailer of products for seniors.  In 1991, Mr. Buzby and Rodney S. Rougelot, CEO of the Company, jointly founded Recycling Resource, a multi-material recycling company based in California.  Recycling Resource grew to be one of the largest independently owned recyclers in Northern California before being sold to TomraSystems ASA(OSLO:TOM) in 1998.  Prior to these experiences, Mr. Buzby worked for a private leveraged buy-out group acquiring and operating manufacturing and distribution businesses and has worked in international banking. In 1988, Mr. Buzby received a Masters in Business Administration from Harvard University and in1982, he received a Bachelors of Arts degree from Middlebury College.

Aside from the above, Mr. Buzby is not a director of any other public company, nor is he related to any officer, director or affiliate of the Company.  Mr. Buzby is not a party to any pending legal proceeding, nor has he been subject to a bankruptcy petition filed against him, nor been convicted in, or subject to, any criminal proceeding.

John Moragne
Director
Mr. Moragne is a co-founder of Trident Capital and has been a Managing Director since 1993. From 1989 to 1993, Mr. Moragne was a Principal with Bain Capital, a leveraged buyout firm affiliated with Bain & Company. He was also a Principal of Information Partners Capital Fund, a private equity firm associated with Dunn & Bradstreet Enterprises and Bain Capital. Earlier in his career, Mr. Moragne was a management consultant with Bain & Company.

Mr. Moragne’s current directorships of public entities include AirTight Networks, BenefitPoint, Chamberlin Edmonds, Datatel, E&C Medical Intelligence, HomeAway, Inc., Infopia, Intagio Group, Turn, Inc. and Vixxi Solutions.  Mr. Moragne’s past directorships include MapQuest.com, Inc. (MQST) (acquired by AOL), Newgen Results Corporation (NWGN) (acquired by Teletech Corporation (TTEC)), bamboo.com (acquired by Internet Pictures (IPIX)), Daou Systems, Inc. (DAOU), Frisco Holdings, Inc., Internet Profiles Corporation (acquired by CMGI), Medicode, Inc. (acquired by United Healthcare (UNH)), Resolution Health (acquired by WellPoint (NYSE: WLP), Vality Technology, Inc. (acquired by Ascential Software (ASCL)), boats.com (acquired by Trader Publishing Company), and ClaimIQ (acquired by Mitchell International), and UltraLink, Inc.(acquired by Secova eServices, Inc.).  Mr.Moragne was also a board observer to Webify Solutions, Inc. (acquired by IBM).

Mr. Moragne received a B.A. from Dartmouth College in 1979, an M.S. from Stanford University in 1983 and an M.B.A. from the Stanford University Graduate School of Business in 1986.

Aside from the above, Mr. Moragne is not a director of any other public company, nor is he related to any officer, director or affiliate of the Company.  Mr. Moragne is not a party to any pending legal proceeding, nor has he been subject to a bankruptcy petition filed against him, nor been convicted in, or subject to, any criminal proceeding.

Alex Millar
Director
Mr. Millar is a member of the founding team of Peninsula Packaging, LLC, a privately held integrated manufacturer of polyethylene terephthalate food and industrial packaging products.  Since July 2002, Mr. Millar has served as the Managing Director of Peninsula Packaging, LLC.  In March 2000, Mr. Millar founded Bluefish Ventures (“Bluefish”), an early stage venture capital fund focused on developing new technologies.  He has also served as the General Partner of Bluefish since March 2000.  Prior to founding Bluefish, Mr. Millar worked as an investment banker with the firm Donaldson, Lufkin & Jenrette.

In October 2008, Mr. Millar joined the Board of Directors of Pitchbook, an independent and impartial research firm dedicated to providing premium data, news and analysis to the private equity industry.  In July of 2004, Mr. Millar joined LiveVox as Chairman of the Board of Directors.  LiveVox is the leading on-demand, integrated voice applications solution for contact centers.  Since February 2001, Mr. Millar has served on the Board of Directors of Vivaro Corporation.  Vivaro offers prepaid telecommunications and international money transfer services targeting the Hispanic community.   In addition, Mr. Millar serves as an advisor to Wedding Book, an online service bringing transparency to the local wedding vendor marketplace.

Mr. Millar earned a Bachelors of Applied Science from the Moore School of Engineering at the University of Pennsylvania in 1997 and a Bachelors of Science in Economics from the Wharton School of Business in 1997.

Mr. Millar is not a director of any other public company, nor is he related to any officer, director or affiliate of the Company.  Mr. Millar is not a party to any pending legal proceeding, nor has he been subject to a bankruptcy petition filed against him, nor been convicted in, or subject to, any criminal proceeding.

Craig Hardy
Former Chief Financial Officer
Mr. Hardy, 40, served as Chief Financial Officer from August 2007 until his resignation, effective March 2008.

Mario Sandoval
Former Chief Operating Officer
Mr. Sandoval, 45, served as Chief Operating Officer from October 2006 until his resignation, effective March 1, 2008.

Gary M. De Laurentiis
Former Director and Chief Technology Officer
Mr. De Laurentiis, 63, has previously served as the Chairman, President and CEO since founding the Company in 1999.  Most recently, Mr. De Laurentiis served as Chief Technology Officer from July 2006 until his resignation in September 2008.  Mr. De Laurentiis resigned as a Director of the Company in June 2008.

David M. Otto
Former Director
Mr. Otto has served as a Director from February 2006 until his resignation in December 2008.  Mr. Otto continues to serve as general counsel of the Registrant.

Lawrence A. Krause
Former Director
Mr. Krause served as a Director from February 2006 until his resignation in June 2008.

Ronald M. Domingue
Former Director
Mr. Domingue served as a Director from December 2006 until his resignation in June 2008.

Audit Committee Financial Expert

Mr. David Buzby serves as the audit committee financial expert.

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

Code of Ethics

The Company has adopted a Revised Code of Ethics. The Revised Code of Ethics is incorporated by reference as Exhibit 14.1. The Company hereby undertakes to provide any person without charge, upon request, a copy of the Company’s Code of Ethics. Requests for copies of the Company’s Code of Ethics should be sent to:

ECO2 Plastics, Inc.
680 Second Street, Suite 200
San Francisco, CA 94107
Attn: Rodney S. Rougelot

Item 11.                                Executive Compensation

Name and Principal Position	Year	Salary	Bonus	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	Change in Pension Value and Nonqualified Deferred Compensation Earnings	All Other Compensation	Total
CEO Rodney S. Rougelot (1)	2008	$330,000	$0	$1,382,000	$0	$0	$0	$0	$1,712,000
	2007	$330,000	$0	$1,382,000	$0	$0	$0	$0	$1,712,000
	2006	$129,198	$0	$4,600,000	$0	$0	$0	$8,700	$4,737,898

CFO Ray Salomon Appointed 10/08 (2)	2008	$6,923	$0	$0	$0	$0	$0	$0	$6.923
	2007	N/A	N/A	N/A	N/A	N/A	N/A	N/A	N/A
	2006	N/A	N/A	N/A	N/A	N/A	N/A	N/A	N/A

Former CTO Gary De Laurentiis (3)	2008	$295,178	$0	$0	$0	$0	$0	$0	$295,178
	2007	$290,000	$0	$160,000	$0	$0	$0	$0	$450,000
	2006	$291,628	$0	$847,000	$0	$0	$0	$7,500	$1,146,128

Former CFO Craig Hardy (4)	2008	$58,321	$0	$0	$0	$0	$0	$0	$58,321
	2007	$78,846	$0	$0	$198,000	$0	$0	$0	$78,846
	2006	N/A	N/A	N/A	N/A	N/A	N/A	N/A	N/A

Former COO Mario Sandoval (5)	2008	$57,692	$0	$0	$0	$0	$0	$0	$57,692
	2007	$290,769	$0	$0	$0	$0	$0	$0	$290,769
	2006	$45,833	$0	$0	$1,600,000	$0	$0	$5,800	$1,651,633

(1)
Under the terms of Mr. Rougelot’s employment agreement, he received 35,200,000 shares of Company common stock, of which all shares were fully vested as of September 2008.  The total value of the shares based on the $0.13 per share grant date quoted trading price of the Company’s common stock was approximately $4.6 million.  In connection with this agreement, the Company recorded compensation expense in 2007 of approximately $1.4 million for fully-vested shares and for a portion of the unvested shares amortized on a straight-line basis over the vesting periods.  In addition, pursuant to terms of the executive’s employment agreement, the executive received an additional 8,800,000 fully-vested shares in connection with the certain agreement specified capital raising events, and as a result of the occurrence of such event, the Company recorded additional compensation expense of approximately $1.1 million based on the $0.125 per share closing quoted trading price on the date of the event.  A total of 44,000,000 million shares of Company common stock were issued to the executive in 2006, a portion of which is subject to return in accordance with vesting provisions. In 2007, 11,000,000 of these shares vested. This information is also found in the Outstanding Equity Awards at Fiscal Year-End table and the Option Exercises and Stock Vested table below. During the year, Mr. Rougelot voluntarily deferred payment of $86,317 to reduce cash requirements.  Mr. Rougelot received a Senior Convertible note for $50,000 and is owed an additional $36,317 for this deferral.

(2)
Pursuant to the terms of Mr. Salomon’s employment, Mr. Salomon shall receive an annual salary of $180,000 and shall be granted a common stock purchase warrant to acquire up to 20,000,000 shares of common stock of the Company with an exercise price of $0.015 per share.  This warrant shall vest over four years as follows: 25% after the twelfth and 1/48 for each month thereafter.  This information is also found in the Outstanding Equity Awards at Fiscal Year-End table and the Option Exercises and Stock Vested table below.   Mr. Salomon began employment on December 15, 2008.

(3)
Under the terms of Mr. DeLaurentiis’ employment agreement, he was to receive 24,000,000 fully-vested shares or share equivalents (warrants), of which he had previously received 17,953,208 of such shares and share equivalents, or an additional 6,046,792 shares.   In 2007, in connection with this agreement, Mr. DeLaurentiis received an additional 2,000,000 fully-vested shares of Company common stock, which the Company recorded as compensation expense of $160,000, which was, determined on the $0.08 per share quoted trading price on the date of the award.  Mr. DeLaurentiis resigned in September 2008.  This information is also found in the Outstanding Equity Awards at Fiscal Year-End table and the Option Exercises and Stock Vested table below.

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

(5)
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

GRANTS OF PLAN BASED AWARDS.

No grants of plan based awards were granted during the 2008 fiscal year.

DESCRIPTION OF ADDITIONAL MATERIAL FACTORS

None.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

Name	Option Awards					Stock Awards
	Number of Securities Underlying Unexercised Options	Number of Securities Underlying Unexercised Options	Equity Incentive Plan Awards: Number of Securities Underlying Unearned Options	Option Exercise Price	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested	Market Value of Shares or Units of Stock That Have Not Vested	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested
	Exercisable	Unexercisable

CEO Rodney S. Rougelot (1)	0	0	0	$0	N/A	0	$0	0	$0

CFO Ray Salomon (2)	0	20,000,000	20,000,000	$0.015	N/A	0	$0	0	$0

Former CTO Gary De Laurentiis (3)	0	0	0	$0	N/A	0	$0	0	$0

Former COO Mario Sandoval (4)	0	0	0	$0	N/A	0	$0	0	$0

Former CFO Craig Hardy (5)	0	0	0	$0	N/A	0	$0	0	$0

(1)
Under the terms of Mr. Rougelot’s employment agreement, he received 35,200,000 shares of Company common stock, of which all were vested as of September 2008.  The total value of the shares based on the $0.13 per share grant date quoted trading price of the Company’s common stock was approximately $4.6 million.  In connection with this agreement, the Company recorded compensation expense in 2007 of approximately $1.4million for fully-vested shares and for a portion of the unvested shares amortized on a straight-line basis over the vesting periods.  In addition, pursuant to terms of the executive’s employment agreement, the executive received an additional 8,800,000 fully-vested shares in connection with the certain agreement specified capital raising events, and as a result of the occurrence of such event, the Company recorded additional compensation expense of approximately $1.1 million based on the $0.125 per share closing quoted trading price on the date of the event.  A total of 44,000,000 million shares of Company common stock were issued to the executive in 2006, a portion of which is subject to return in accordance with vesting provisions. This information is also found in the Summary Compensation table above and the Option Exercises and Stock Vested table below.

(2)	Pursuant to the terms of Mr. Salomon's employment, Mr. Salomon shall be granted a common stock purchase warrant to acquire up to twenty million (20,000,000) shares of common stock of the Company with an exercise price of $0.015 per share. This warrant shall vest over four years as follows: 25% after the twelfth and 1/48 for each month thereafter. This information is also found in the Summary Compensation table above and the Option Exercises and Stock Vested table below.
(3)
Under the terms of Mr. De Laurentiis’ employment agreement, he was to receive 24,000,000 fully-vested shares or share equivalents (warrants), of which he had previously received 17,953,208 of such shares and share equivalents, or an additional 6,046,792 shares.  In connection with this agreement, inasmuch as the shares were fully vested, the Company recorded compensation expense and an increase in additional paid-in capital of $847,000, which was determined on the $0.14 per share quoted trading price on the date of the employment agreement.  This information is also found in the Summary Compensation table above and the Option Exercises and Stock Vested table below.

(4)
Mario Sandoval served as the COO from October 2006 until his resignation effective March 1, 2008.  Under the terms of Mr. Sandoval’s employment agreement, he is to receive shares of Company common stock (or stock options, at the executive’s election) covering 5% of Common Stock Equivalents, as defined in the agreement.  The Effective Date of the employment agreement is October 19, 2006, at which date the executive is to receive options to purchase 24,000,000 common shares (shares were not elected) of Company common stock, of which 12,000,000 (50%) warrant are fully-vested, and of which 6,000,000 warrants vest in October 2007 and the remaining 6,000,000 vest pro-rata from November 2007 to October 2008. The warrants are exercisable at $0.0975 per share for ten years. In connection with this agreement, the Company recorded compensation expense of approximately $1.6 million based on the fair value as determined utilizing the Black-Scholes valuation model as of the Effective Date for fully-vested shares, and $155,000 for a portion of the unvested shares amortized on a straight-line basis over the vesting periods.  In connection with Mr. Sandoval’s departure, he agreed to return his previously issued common stock purchase warrant in exchange for 5,000,000 shares of common stock, par value $0.001 per share, with a per share price at $0.07 per share which were filed on Form S-8 under the Securities Act of 1933 with the SEC.  This information is also found in the Summary Compensation table above and the Option Exercises and Stock Vested table below.  Effective March 1, 2008, Mr. Sandoval resigned.

(5)
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

OPTION EXERCISES AND STOCK VESTED TABLE FOR 2008

Name	Option Awards		Stock Awards
	Number of Shares Acquired on Exercise	Value Realized on Exercise	Number of Shares Acquired on Vesting	Value Realized on Vesting
CEO Rodney S. Rougelot (1)	0	$0	11,000,000	$1,382,0000

CFO Ray Salomon (2)	0	$0	0	$0

EVP Fred Janz (3)	0	$0	0	$0

Former CTO Gary De Laurentiis (4)	0	$0	0	0

Former COO Mario Sandoval (5)	0	$0	0	$0

Former CFO Craig Hardy (6)	0	$0	0	$0

(1)
Under the terms of Mr. Rougelot’s employment agreement, he received 35,200,000 shares of Company common stock, of which all shares were fully vested as of September 2008.  The total value of the shares based on the $0.13 per share grant date quoted trading price of the Company’s common stock was approximately $4.6 million.  In connection with this agreement, the Company recorded compensation expense in 2007 of approximately $1.4 million for fully-vested shares and for a portion of the unvested shares amortized on a straight-line basis over the vesting periods.  In addition, pursuant to terms of the executive’s employment agreement, the executive received an additional 8,800,000 fully-vested shares in connection with the certain agreement specified capital raising events, and as a result of the occurrence of such event, the Company recorded additional compensation expense of approximately $1.1 million based on the $0.125 per share closing quoted trading price on the date of the event.  A total of 44,000,000 million shares of Company common stock were issued to the executive in 2006. In 2007, 11,000,000 of these shares vested. This information is also found in the Summary Compensation table and Outstanding Equity Awards at Fiscal Year-End table above.

(2)
Pursuant to the terms of Mr. Salomon’s employment, Mr. Salomon shall be granted a common stock purchase warrant to acquire up to twenty million (20,000,000) shares of common stock of the Company with an exercise price of $0.015 per share.  This warrant shall vest over four years as follows: 25% after the twelfth month and 1/48 for each month thereafter.  This information is also found in the Summary Compensation table and Outstanding Equity Awards at Fiscal Year-End table above.

(3)
Pursuant to the terms of Mr. Janz’s employment, Mr. Janz shall be granted a common stock purchase warrant to acquire up to twenty million (20,000,000) shares of common stock of the Company with an exercise price of $0.015 per share.  This warrant shall vest over four years as follows: 25% after the twelfth month and 1/48 for each month thereafter.  This information is also found in the Summary Compensation table and Outstanding Equity Awards at Fiscal Year-End table above

(4)
Under the terms of Mr. De Laurentiis’ employment agreement, he was to receive 24,000,000 fully-vested shares or share equivalents (warrants), of which he had previously received 17,953,208 of such shares and share equivalents, or an additional 6,046,792 shares.  In 2006, in connection with this agreement, inasmuch as the shares were fully vested, the Company recorded compensation expense and an increase in additional paid-in capital of $847,000, which was determined on the $0.14 per share quoted trading price on the date of the employment agreement.  In 2007, in connection with this agreement, Mr. DeLaurentiis received an additional 2,000,000 fully-vested shares of Company common stock, which the Company recorded as compensation expense of $160,000, which was, determined on the $0.08 per share quoted trading price on the date of the award. This information is also found in the Summary Compensation table and the Outstanding Equity Awards at Fiscal Year-End table above.

(5)
Mario Sandoval served as the COO from October 2006 until his resignation effective March 1, 2008. Under the terms of Mr. Sandoval’s employment agreement, he was to receive options to purchase 24,000,000 common shares of Company common stock, of which 12,000,000 were fully-vested, and 6,000,000 warrants vest in October 2007 and the remaining 6,000,000 vested pro-rata November 2007 to October 2008. The warrants were exercisable at $0.0975 per share for ten years.  In connection with Mr. Sandoval’s departure, he agreed to return his previously issued common stock purchase warrant in exchange for 5,000,000 shares of common stock, par value $0.001 per share, with a per share price at $0.07 per share which were filed on Form S-8 under the Securities Act of 1933 with the SEC.  This information is also found in the Summary Compensation table and the Outstanding Equity Awards at Fiscal Year-End table above.

(6)
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

PENSION BENEFITS TABLE

The Company did not offer a pension plan during fiscal year 2008.

NONQUALIFIED DEFERRED COMPENSATION TABLE

The Company did not offer any non-qualified deferred compensation plans during fiscal year 2008.

DIRECTOR COMPENSATION DISCLOSURE
The independent directors received warrants for 1,750,000 shares during the second quarter.  A charge of $77,041 was recorded for the fair value of these warrants.

COMPENSATION COMMITTEE
Compensation for Executive Officers is considered and set by the compensation committee under its charter.  The committee is composed of Mr. Hutton, Mr. Moragne, and Mr. Whittaker, all of whom meet the standard of independence described below in Item 13.  Compensation for executive officers is reviewed annually.

AUDIT COMMITTEE
The Audit Committee is composed of Mr. Buzby and Mr. Moragne, both of whom meet the independence standard described below.  Mr. Buzby has been designated the Audit Committee’s financial expert.  A copy of the Audit Committee charter is available upon request. The Audit Committee selects the Company’s independent registered public accounting firm.  ECO2 Plastics’ management is responsible for the Company’s internal controls and the financial reporting process. The independent registered public accounting firm, Salberg & Co. P. A. is responsible for performing an independent audit of the Company’s financial statements and issuing an opinion on the conformity of those audited financial statements with United States generally accepted accounting principles and on the effectiveness of the Company’s internal control over financial reporting, and management’s assessment of the internal control over financial reporting. The Audit Committee monitors the Company’s financial reporting process and reports to the Board of Directors on its findings.

Item 12.                                Security Ownership of Certain Beneficial Owners and Management

The following table sets forth certain information regarding the beneficial ownership of our common stock as of January 5, 2009:

Name and Address of Beneficial Holder:	Title of Class:	Amount and Nature of Beneficial Ownership:	Percent of Class:
Rodney S. Rougelot (1) 680 Second Street, Suite 200 San Francisco, CA 94107	Common, $.001 par value	54,490,698	7%
	Series A Preferred	23,678,040	29%
	Series C Preferred	10,098,168	<5%

William Whittaker (2) 8070 La Jolla Shores Drive, #508 La Jolla, CA 92037	Common, $.001 par value	113,980,775	14%
	Series A Preferred	39,818,972	48%
	Series B-1 Preferred	15,000,000	11%
	Series C Preferred	6,666,667	<5%

David M. Otto (3) 601 Union Street, Ste. 4500 Seattle, WA 98101	Common, $.001 par value	9,064,419	<5%
	Series A Preferred	7,216,071	9%
	Series B-1 Preferred	12,500,000	9%
	Series C Preferred	6,666,666	<5%

G. Thompson Hutton (4) c/o White Mountains Insurance Group, Ltd. 80 South Main Street Hanover, NH 03755	Common, $.001 par value	15,918,073	<5%
	Series B-1 Preferred	12,613,013	15%
	Series C Preferred	10,021,918	<5%

David Buzby (5) 680 Second Street, Suite 200 San Francisco, CA 94107	Common, $.001 par value	15,918,072	<5%
	Series B-1 Preferred	20,000,000	15%
	Series C Preferred	9,990,000	<5%

John Moragne (6) Trident Capital Management-VI, L.L.C. c/o Trident Capital, Inc. 505 Hamilton Ave., Ste. 200 Palo Alto, CA 94301	Common, $.001 par value	115,108,859	14%
	Series B-1 Preferred	75,160,274	56%
	Series C Preferred	230,217,718	62%

Alex Millar, Peninsula Packaging, LLC (8) c/o Stradley Ronon Stevens & Young, LLP 2600 One Commerce Square Philadelphia, PA 19103	Common, $.001 par value	50,100,822	6%
	Series C Preferred	100,201,644	27%

Roy Herberger (9) 680 Second Street, Suite 200 San Francisco, CA 94107	Common, $.001 par value	550,000	<5%

Lawrence A. Krause (10) 1001 Bayhill Drive, Suite 170 San Bruno, CA 94066	Common, $.001 par value	15,125,000	<5%

Ronald Domingue (11) 680 Second Street, Suite 200 San Francisco, CA 94107	Common, $.001 par value	500,000	<5%
	Series A Preferred	12,313,648	15%

Craig Hardy 680 Second Street, Suite 200 San Francisco, CA 94107	Common, $.001 par value	750,000	<5%

Gary De Laurentiis 680 Second Street, Suite 200 San Francisco, CA 94107	Common, $.001 par value	45,455	<5%

Mario Sandoval (7) 680 Second Street, Suite 200 San Francisco, CA 94107		0	0%

Total Held by Officers, Directors and Beneficial Owners Of Each Class (12):	Common, $.001 par value	391,552,173
	Series A Preferred	83,026,731
	Series B-1 Preferred	135,273,287
	Series C Preferred	373,862,781

Total Held by Officers and Directors of Each Class (12):	Common, $.001 par value	315,416,477
	Series A Preferred	63,497,012
	Series B-1 Preferred	122,773,287
	Series C Preferred	266,994,471

(1)
Of the amount of common stock beneficially held, Mr. Rougelot owns a common stock purchase warrant to acquire up to 3,385,800 shares of common stock at $.015 per share/cashless.  He also has a warrant to acquire up to 1,666,667 shares of common stock at $.015 per share/cashless.  Both warrants expire on April 15, 2015.  Mr. Rougelot also owns convertible notes totaling $151,472.53 that can convert into 10,098,168 shares of Series C preferred stock at $0.015 per share. The Series C share total represents the converted note principle only.

(2)
Of the amount of common stock beneficially held, (i) Whittaker Capital Partners, LLC (“Whittaker Capital”), of which Mr. Whittaker is the manager, owns 103,910,937 shares of common stock, (ii) the William and Michele Whittaker Trust UTD 6/25/03 (the “Whittaker Trust”) owns 10,069,838 shares of common stock, (iii) the Whittaker Trust owns common stock purchase warrants to acquire up to 250,000 shares of common stock at $0.22 per share/cashless, (iv) the Whittaker Trust owns a warrant to acquire up to 250,000 shares at  $0.07 per share/cashless, and (v) the Whittaker Trust owns a warrant to acquire up to 3,333,333 shares of common stock at $0.15 per share/cashless.  All warrants expire on April 15, 2015.  The total amount of Series A preferred is held by the Whittaker Trust.  Of the amount of Series B-1 preferred held, (i) Whittaker Capital owns 10,000,000 shares, (ii) Whittaker/Valley River Partners, LLC, of which Mr. Whittaker is the manager, owns 5,000,000 shares and (iii) Whittaker/Northwest Partners, LLC, of which Mr. Whittaker is the manager, owns 5,000,000 shares.  Mr. Whittaker owns a convertible note totaling $100,000 that can convert into 6,666,667 shares of Series C preferred at $0.015 per share.  The Series C share total represents the converted note principle only.

(3)
Of the amount of common stock beneficially held, (i) 3,231,085 shares of common stock are held by the Otto Law Group, PLLC, of which Mr. Otto is the principal, (ii) Saratoga Capital Partners, LLC (“Saratoga”), of which Mr. Otto is a member, owns a common stock purchase warrant to acquire up to 1,666,667 shares of common stock at $0.015 per share/cashless and (iii) Cambridge Partners, LLC, of which Mr. Otto is a member, owns a warrant to acquire up to 1,666,667 shares of common stock at $0.015 per share/cashless.  Both warrants will expire on April 15, 2015. All shares of Series A preferred and Series B preferred held are held by Saratoga. Additionally, Saratoga owns a note totaling $50,000 that can convert into 3,333,333 shares of Series C preferred stock at $0.015 per share.  Cambridge owns a note totaling $50,000 that can convert into 3,333,333 shares of Series C preferred stock at $0.015 per share.  The Series C share total represents the converted note principle only.

(4)
Of the amount of common stock beneficially held, (i) Mr. Hutton owns a common stock purchase warrant to acquire up to 10,918,072  shares of common stock at $0.02 per share/cashless, (ii) the Hutton Living Trust DTD 12/10/96, of which Mr. Hutton is the trustee (the “Hutton Trust”), owns a warrant to acquire up to 1,666,667 shares of common stock at $0.015 per share/cashless and (iii) the Hutton Trust  owns a warrant to acquire up to 1,677,626 shares of common stock at $0.015 per share/cashless. All warrants expire on April 15, 2015.  Of the Series B-1 preferred stock held, the Hutton Trust holds all shares.  Hutton Trust owns notes totaling $150,328.77 that can convert into 10,021,918 shares of Series C preferred stock at $0.015 per share. The Series C share total represents the converted note principle only.

(5)
Of the amount of common stock beneficially held, (i) Mr. Buzby owns a common stock purchase warrant to acquire up to 10,918,072 shares of common stock at $0.02 per share/cashless and (ii) the Buzby-Vasan 1997 Trust, of which Mr. Buzby is a trustee (the “Buzby Trust”), owns a warrant to acquire up to 5,000,000 shares of common stock at $0.015 per share/cashless.  Both warrants expire on April 15, 2015. Of the shares of Series B-1 preferred held, the Buzby Trust owns all 20,000,000 shares. The Buzby Trust owns a note totaling $149,850 that can convert into 9,990,000 shares of Series C preferred stock at $0.015 per share. The Series C share total represents the converted note principle only.

(6)
Trident Capital Management-VI, L.L.C. is the sole general partner of Trident Capital Fund-VI, L.P. ("Trident Capital") and the sole managing member of Trident Capital Fund - Principals Fund VI, LP (“Trident Principals”).  Mr. Moragne is the Managing Member of Trident Capital.  Of the amount of common stock beneficially held, (i) Trident Capital, owns common stock purchase warrants to acquire up to (a) 32,088,822 shares of common stock at $0.015 per share/cashless, (b) 32,088,821 shares at $0.015 per share/cashless and (c) 46,633,583 shares at $0.015 per share/cashless and (ii) Trident Principals owns warrants to acquire up to (a) 1,244,512 shares at $0.015 per share/cashless, (b) 1,244,513 shares at $0.015 per share/cashless and (c) 1,808,608 shares at $0.015 per share/cashless.  All warrants expire on April 15, 2015. Of the amount of Series B-1 preferred stock beneficially held, Trident Capital owns 72,354,136 shares and Trident Principals owns 2,806,138 shares.  Trident Capital owns notes totaling $3,324,336.76 that can convert into 221,622,451 shares of Series C preferred stock at $0.015 per share.  Trident Principals owns notes totaling $128,929.53 that can convert into 8,595,267 shares of Series C preferred stock at $0.015 per share. The Series C share total represents the converted note principle only.

(7)	No shares are beneficially held.

(8)
Mr. Millar is a member of the founding team of Peninsula Packaging LLC and has been Managing Director since July 2002. Of the amount of common stock beneficially held, Peninsula Packaging, LLC owns a common stock purchase warrant to acquire up to 50,100,822 shares of common stock at $0.015 per share/cashless.  This warrant expires on April 15, 2015. Peninsula owns a note totaling $1,503,024.66 that can convert into 100,201,644 shares of Series C preferred stock at $0.015 per share. The Series C share total represents the converted note principle only.

(9)
Of the amount of common stock beneficially held, Mr. Herberger owns a owns a common stock purchase warrant to acquire up to 250,000 shares of common stock at $0.07 per share/cashless.  This warrant expires on April 15, 2015.

(10)
Of the amount of common stock beneficially held, KW Securities Corp., of which Mr. Krause is the manager, owns (i) a common stock purchase warrant to acquire up to 14,625,000 shares of common stock at $0.06 per share/cashless, (ii) a warrant to acquire up to 250,000 shares of common stock at $0.22 per share/cashless and (iii) a warrant to acquire up to 250,000 shares of common stock at $0.07 per share/cashless.  All warrants expire on April 15, 2015.

(11)
Of the amount of common stock beneficially held, The Domingue Family Trust, of which Mr. Domingue is a trustee (the “Domingue Trust”), owns a common stock purchase warrant to acquire (i) up to 250,000 shares of common stock at $0.22 per share/cashless and (ii) a warrant to acquire up to 250,000 shares of common stock at $0.07 per share/cashless. Both warrants expire on 4/15/15. Of the amount of Series A preferred stock held, the Domingue Trust is the holder.

(12)
In accordance with SEC rules, percent of class as of January 5, 2009 is calculated for each person and group by dividing the number of shares beneficially owned by the sum of the total shares outstanding plus the number of shares subject to securities exercisable by that person or group within 60 days. As of January 5, 2009, there were 831,505,769 shares of common stock outstanding, 83,026,731 shares of Series A preferred stock outstanding, 135,273,287 shares of Series B-1 preferred stock outstanding and 373,862,781 shares of Series C preferred stock outstanding.

Item 13.                                Certain Relationships and Related Transactions

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

During 2008, the Company’s Chief Executive Officer loaned the Company $270,000 pursuant to terms of short-term notes payable bearing interest at 15%, of which $175,000 was repaid.  The remaining $95,000 and related accrued interest of approximately $6,000 were exchanged for convertible notes payable, which were subsequently converted into a warrant to purchase 3,385,800 shares of common stock and a convertible note, which is convertible into shares of the Company’s Series C Convertible Preferred Stock.

Pursuant to an agreement for legal services with The Otto Law Group, PLLC (“OLG”), a law firm, the managing partner of which was until December 2008 one of the Company’s Directors.  During 2008, the Company incurred fees for OLG legal services of approximately $327,000.   In March 2008, the Company issued approximately 12.0 million shares of its common stock in exchange for satisfaction of accounts payable to the firm of approximately $567,000.

In 2008, the Company entered into an agreement with a former officer pursuant to terms of which, among other things, the officer ceased employment with the Company and the employment agreement entered into by the Company and officer in 2006 terminated.  In connection with this agreement, the Company paid the former officer approximately $75,000, the officer transferred to the Company 717,949 shares of Company common stock, and the Company issued 2.5 million shares of its common stock and paid $50,000 cash to a third party.

Director Independence
The following standards are considered when determining whether a Board member is independent:

An "Independent Director" is a director who 1) is not an executive officer of the company or 2) is not an employee of the company or 3) does not have any other  relationship which, in the opinion of the board of directors, would interfere with the exercise of independent judgement in carrying out the responsibilities of a director. Persons in the following categories shall not be considered independent:

(A) a director who is, or at any time during the past three years has been, employed by the company;

(B) a director who accepted or who has a Family Member who accepted any cash compensation from the company in excess of $120,000 during any period of twelve consecutive months within the three years preceding the determination of independence, other than the following:

(i) compensation for service on the board or board committee(s);

(ii) compensation paid to a Family Member who is an employee (other than an executive officer) of the company; or

(iii) benefits under a tax-qualified retirement plan, or non-discretionary compensation,

Audit committee members must meet the requirements above along with the more stringent requirements described below:

(C) a director who is a Family Member of an individual who is, or at any time during the past three years was, employed by the company as an executive officer;

(D) a director who is, or has a Family Member who is, a partner in, or a controlling shareholder, or an executive officer of, any organization to which the company made, or from which the company received, payments for property or services in the current or any of the past three fiscal years that exceed 5% of the recipient's consolidated gross revenues for that year, or $200,000, whichever is more, other than the following:

(i) payments arising solely from investments in the company's securities; or

(ii) payments under non-discretionary charitable contribution matching programs.

(E) a director of the issuer who is, or has a Family Member who is, employed as an executive officer of another entity where at any time during the past three years any of the executive officers of the issuer serve on the compensation committee of such other entity; or

(F) a director who is, or has a Family Member who is, a current partner of the company's outside auditor, or was a partner or employee of the company's outside auditor who worked on the company's audit at any time during any of the past three years.

(G) in the case of an investment company, in lieu of paragraphs (A)-(F), a director who is an "interested person" of the company as defined in Section 2(a)(19) of the Investment Company Act of 1940, other than in his or her capacity as a member of the board of directors or any board committee.

•	Directors with immediate family members in the preceding categories are subject to the same three-year restriction.

Based on these standards, Mr. Buzby, Mr. Herberger, Mr. Hutton, Mr. Moragne, and Mr. Whittaker are independent.

Item 14.                                Principal Accountant Fees and Services.

Salberg & Company, P.A. served as our independent registered public accounting firm for the fiscal years 2008 and 2007.

During the fiscal years ended December 31, 2008 and 2007, fees in connection with services provided by Salberg & Company, P.A. are as set forth below:

Fee Category	2008	2007
Audit Fees	$118,000	$125,000
Audit Related Fees	-	$4,800
Tax Fees	-	-
All Other Fees	-	-
Total	$118,000	$129,800

Audit fees consisted of fees for the audit of the Company's annual financial statements and review of quarterly financial statements. Audit related fees consist of services normally provided in connection with statutory and regulatory filings or engagements, consents and assistance with and review of Company documents filed with the SEC.

Tax fees consist primarily of fees for tax compliance, tax advice and tax planning services.  There were no such fees paid to Salberg & Company, P. A. during 2008.

We made no payments of other fees to Salberg & Company, P.A. during 2008.

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

Item 15.                                Exhibits and Financials Statement Schedules.

Please see the attached Exhibit Index.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned; thereunto duly authorized, in the City of San Francisco, State of California, on April 13, 2009.

Registrant

ECO2 PLASTICS, INC.

/s/ Rodney S. Rougelot
By: Rodney S. Rougelot
Director, Chief Executive Officer

/s/ Raymond M. Salomon
By: Raymond M. Salomon
Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Registrant and in the capacities indicated on April 13, 2009.

/s/ G. Thompson Hutton
G. Thompson Hutton
Chairman

/s/ David Buzby
David Buzby
Director

/s/ William Whittaker
William Whittaker
Director

/s/Alex Millar
Alex Millar
Director

/s/John Moragne
John Moragne
Director