Form 10-Q
period 2009-03-31
ECO2 PLASTICS INC
filed 2009-05-13
CIK 855372

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE
SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2009

Commission File Number: #033-31067

ECO2 PLASTICS, INC.
 (Exact name of small business issuer as specified in its charter)

Delaware
(State or other jurisdiction of incorporation or organization)

31-1705310
(IRS Employer Identification Number)

P. O. Box 760
5300 Claus Road
Riverbank, CA 95367
(Address of principal executive offices)(Zip Code)

(209) 863-6200
(Registrant's telephone no., including area code)

680 Second Street, Suite 200 San Francisco, CA 94107
(Former address of principal executive offices)

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

The number of shares of the Company's common stock issued and outstanding on April 30, 2009 is 560,401,057.

Indicate by check mark whether the registrant is a large accelerated filer ☐, an accelerated filer ☐, a non-accelerated filer ☐, or a smaller reporting company ☒.

ECO2 PLASTICS, INC.
FORM 10-Q

PART I - FINANCIAL INFORMATION

Item 1.    Financial Statements

ECO2 Plastics, Inc.
Condensed Balance Sheets
(in thousands, except share and per share data)

	March 31,	December 31,
	2009	2008
Current assets:	(unaudited)
Cash and cash equivalents	$2	$1,577
Accounts receivable, net of allowance of $10	188	318
Inventories	169	48
Total current assets	359	1,943
Property and equipment, net	9,125	9,104
Deferred debt issue costs, net	43	139
Other assets	70	70

Total assets	$9,597	$11,256

Current liabilities:
Accounts payable	$1,962	$1,481
Accounts payable to related parties	220	132
Accrued liabilities	764	651
Notes payable and accrued interest, net of debt discount
Due to related parties, net of debt discount of nil and $1,171	2,848	1,589
Due to others, net of debt discount of nil and $597	1,506	857
Current portion of note payable to California Integrated Waste Management Board (CIWMB)	215	209
Participation Certificates obligations issued prior to 2004	354	354
Total current liabilities	7,869	5,273
Non-current liabilities:
Note payable to CIWMB, net of current portion and debt discount	1,223	1,299
Fair value liability relating to price adjustable warrants	73	-
Convertible notes payable and accrued interest, net of debt discount
Due to related parties, net of debt discount of $2,822 and $3,078	370	41
Due to others, net of debt discount of $298 and $324	39	5
Total non-current liabilities	1,705	1,345
Total liabilities	9,574	6,618
Commitments and contingencies (Note 10)
Stockholders' equity:
Preferred stock, $0.001 par value, 1,700,000,000 shares authorized,
Series A convertible, 152,843,414 shares authorized, 149,995,655 and
152,843,414 shares issued outstanding, preference in liquidation $4,585	150	153
Series B-1 convertible, 336,240,039 shares authorized, 328,630,238 shares
issued and outstanding, preference in liquidation $6,573	329	329
Series B-2 convertible, 140,000,000 shares authorized, none issued and outstanding		-
Series C convertible, 400,000,000 shares authorized, none issued and outstanding		-
Common stock, $0.001 par value, 2,500,000,000 shares authorized,
560,401,057 and 556,453,298 shares issued and outstanding	561	557
Additional paid-in capital	105,614	106,351
Accumulated deficit	(106,631)	(102,752)
Total stockholders' equity	23	4,638

Total liabilities and stockholders' equity	$9,597	$11,256

See accompanying notes to condensed financial statements

ECO2 Plastics, Inc.
Condensed Statements of Operations
(in thousands, except per share data)
(unaudited)

	Three months ended March 31,
	2009	2008

Revenue	$525	$1,510
Cost of goods sold	262	1,593
Gross margin	263	(83)
Operating expenses
Plant operations and technology development	1,802	1,864
General and administrative, including stock-based
compensation expense of $173 and $450	779	1,314

Total operating expenses	2,581	3,178

Loss from operations	(2,318)	(3,261)
Other income (expense)
Interest expense, including amortization of debt discount and
debt issue costs of $2,148 and $4,250	(2,381)	(4,879)
Change in fair value liability for price adjustable warrants	73	-
Excess of fair value of common stock issued in exchange
for notes, interest and accounts payable and warrants	-	(3,458)
Total other income (expense)	(2,308)	(8,337)

Loss before income taxes	(4,626)	(11,598)
Income taxes	-	-

Net loss	$(4,626)	$(11,598)

Net loss per common share, basic and diluted	$(0.01)	$(0.04)

Weighted average shares used in computing net loss
per share, basic and diluted	558,079	306,167

See accompanying notes to condensed financial statements.

ECO2 Plastics, Inc.
Condensed Statement of Changes in Stockholders' Equity
For the Three Months Ended March 31, 2009
(in thousands, except share data)

	Convertible Preferred Stock						Additional
	Series A		Series B-1		Common stock		paid-in	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	capital	deficit	Total
Balance at December 31, 2008	152,843,414	$153	328,630,238	$329	556,453,298	$557	$106,351	$(102,752)	$4,638
Cumulative effect of adjustments resulting
from adoption of EITF 07-5							$(893)	747	(146)
Adjusted balance at January 1, 2009	152,843,414	153	328,630,238	329	556,453,298	557	105,458	(102,005)	4,492
Stock-based compensation expense							173		173
Shares vested for executive compensation					1,100,000	1	(1)		-
Stock issue costs							(16)		(16)
Series A preferred stock converted to common	(2,847,759)	(3)			2,847,759	3			-
Net loss								(4,626)	(4,626)
Balance at March 31, 2009	149,995,655	$150	328,630,238	$329	560,401,057	$561	$105,614	$(106,631)	$23

See accompanying notes to condensed financial statements.

ECO2 Plastics, Inc.
Condensed Statements of Cash Flows
(in thousands)
(unaudited)

	Three months ended March 31,
	2009	2008
Cash flows from operating activities:
Net loss	$(4,626)	$(9,362)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation and amortization	470	360
Excess of fair value of common stock issued and issuable in exchange
for accounts payable, notes payable, accrued interest and warrants	-	3,458
Stock-based compensation	173	454
Change in fair value of warrants	(73)	-
Amortization of debt issue costs and discount	2,148	2,261
Changes in operating assets and liabilities:
Accounts receivable	130	90
Inventory	(121)	105
Accounts payable	570	214
Accrued liabilities, including accrued interest	331	315
Other	-	1
Net cash used by operating activities	(998)	(2,104)
Cash flows from investing activities:
Purchase of property, plant & equipment	(491)	(87)
Net cash used by investing activities	(491)	(87)
Cash flows from financing activities:
Payments on CIWMB note payable	(70)	(67)
Proceeds from issuance of notes payable	-	2,220
Payments of stock issue costs	(16)	-
Net cash provided (used) by financing activities	(86)	2,153
Net decrease in cash and cash equivalents	(1,575)	(38)
Cash and cash equivalents, beginning of year	1,577	101
Cash and cash equivalents, end of period	$2	$63
Supplemental disclosures of cash flow information:
Cash paid for interest	$16	$18
Cash paid for income taxes	$-	$-

Supplemental disclosures of non-cash investing and financing activities:
Debt discount	$-	$540
Deferred debt issue costs	$-	$82
Common stock exchanged for notes payable, accrued interest and warrants	$-	$12,492
Common stock exchanged for accounts payable and accrued liabilities	$-	$754

See accompanying notes to condensed financial statements.

ECO2 Plastics, Inc.
Notes to Condensed Financial Statements
As of March 31, 2009
(unaudited)

Note 1. Description of Business and Summary of Significant Accounting Policies

Organization and Business – ECO2 Plastics, Inc., (“ECO2”) or the (“Company”) was incorporated under the laws of the State of Delaware in 2000, and formed for purposes of acquiring certain patented technology and development of a worldwide market.  ECO2 has developed a unique and revolutionary process referred to as the Eco2TM Environmental System (the “Eco2 Environmental System”). The Eco2 Environmental System cleans post-consumer plastics, without the use of water, at a cost savings versus traditional methods (the “Process”). This Process is both patented and patent-pending and is licensed from Honeywell Federal Manufacturing & Technologies, LLC (“Honeywell”) and the Department of Energy on an exclusive basis for the patent life. Since its inception, ECO2 has invested in the development of the technology and equipment comprising the Eco2 Environmental System, which includes a “Process Patent” granted in 2007. This included building several scaled up versions of the Prototype Eco2 Environmental System (the “Prototype”), testing of the Prototypes, building a pilot plant, evaluating the product produced by the Prototype and real-time testing. The Company’s first full scale production facility was constructed in Riverbank, California and is now producing saleable product and ramping up to full scale operations as it further develops the process.  ECO2’s goal is to build and operate plastic recycling plants in the USA that utilize the Eco2 Environmental System and to expand the Eco2 Environmental System worldwide. ECO2’s growth strategy includes organic growth, strategic acquisitions and licensing or partnership agreements, where appropriate.

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

Basis of presentation and Going Concern - The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate the Company’s continuation as a going concern. Since inception, the Company has reported losses and operating activities have used cash, and it has a working capital deficiency that has raised substantial doubt about its ability to continue as a going concern. The Company reported a net loss of approximately $4.6 million for the three months ended March 31, 2009 and $24.0 million for the year ended December 31, 2008, and operating activities used cash of approximately $998,000 during the three months ended March 31, 2009 and $9.9 million during the year ended December 31, 2008.  At March 31, 2009, the Company had a working capital deficit of $7.5 million and accumulated losses from inception of $106.6 million.

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

At March 31, 2009, the Company has cash and cash equivalents of approximately $2,000 and does not have sufficient cash to meets it needs for the next twelve months.  In April 2009, the Company received $300,000 from existing investors in exchange for convertible notes payable bearing interest at 8%, due in May 2009 and in May 2009 received another $250,000 from existing investors under the same terms.  The Company’s Board of Directors and Chief Executive Officer continue to be actively involved in discussions and negotiations with investors in order to convert outstanding convertible notes payable and to raise additional funds to finance implementation of recently acquired equipment and purchase additional new equipment, and to provide adequate working capital for operations with a near-term goal of generating positive cash flow from operations. There is no assurance that continued financing proceeds will be obtained in sufficient amounts necessary to meet the Company's needs. In view of these matters, continuation as a going concern is dependent upon the Company's ability to meet its financing requirements, raise additional capital, and the future success of its operations.  The accompanying financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that may result from the possible inability of the Company to continue as a going concern.

Interim financial statements – The accompanying unaudited condensed financial statements and related notes are presented in accordance with the rules and regulations of the Securities and Exchange Commission with regard to interim financial information.  Accordingly, the condensed financial statements do not include all of the information and notes to financial statements required by accounting principles generally accepted in the United States of America for complete financial statements.  In the opinion of Company management, all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation of the Company’s financial position, results of operations and cash flows for the interim periods presented have been included.  Results of operations for the March 31, 2009 interim period are not necessarily indicative of the results to be expected for the entire fiscal year ending December 31, 2009 or for any other future interim period.  The accompanying unaudited interim condensed financial statements should be read in conjunction with the audited annual financial statements included in the Company’s December 31, 2008 Annual Report on Form 10-K.

Summary of Significant Accounting Policies - Significant accounting policies used in preparation of the Company’s financial statements are disclosed in notes to its audited annual December 31, 2008 financial statements.  A condensed summary of disclosures regarding certain of such policies are set forth below.

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

Level 3: Unobservable inputs in which little or no market data exists, therefore developed using estimates and  assumptions developed by us, which reflect those that a market participant would use.

The Company currently measures and reports at fair value cash and cash equivalents and fair value liability for price adjustable warrants. The following table summarizes our financial assets and liabilities measured at fair value on a recurring basis in accordance with SFAS 157 as of March 31, 2009 (in thousands):

		Level 1	Level 2	Level 3
		Quoted prices in	Significant	Significant
	Balance at	active markets for	other observable	Unobservable
	March 31, 2009	identical assets	inputs	inputs
Assets:
Cash	$2	$2	$-	$-
Total financial assets	$2	$2	$-	$-

Liabilities:
Fair value liability for price adjustable warrants	$73			$73
Total financial liabilities	$73	$-	$-	$73

As of March 31, 2009 and December 31, 2008, our cash and cash equivalents and restricted cash are recorded at fair value as determined through market, observable and corroborated sources. The following table is a roll forward for the three months ended March 31, 2009 of the fair value liability of price adjustable warrants, as to which fair value is determined by Level 3 inputs (in thousands):

Beginning balance at January 1, 2009	$146
Change in fair value included in net income	(73)
Ending balance at March 31, 2009	$73

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

Cost of goods sold – Cost of goods sold includes the cost of raw materials processed.

Basic and diluted net loss per common share - Basic net loss per common share is computed by dividing net loss by the weighted-average number of common shares outstanding during the period. Diluted net loss per common share is determined using the weighted-average number of common shares outstanding during the periods, adjusted for the dilutive effect of common stock equivalents, consisting of shares that might be issued upon exercise of common stock options, warrants or convertible promissory notes. In periods where losses are reported, the weighted-average number of common shares outstanding excludes common stock equivalents, because their inclusion would be anti-dilutive.  Computations of net loss per share for the three months ended March 31, 2009, exclude 347,056,717 shares issuable upon exercise of outstanding and issuable warrants to purchase common stock, 497,582,173 shares issuable upon conversion of outstanding convertible notes payable and 478,625,893 shares issuable upon conversion of outstanding convertible preferred stock. Computations of net loss per share for the three months ended March 31, 2008, exclude 26,946,153 shares issuable upon exercise of outstanding and issuable warrants to purchase common stock. These common stock equivalents could have the effect of decreasing diluted net income per share in future periods.

Recent accounting pronouncements - In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements – an amendment of Accounting Research Bulletin No. 51” (“SFAS 160”), which establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable to the parent and to the noncontrolling interest, changes in a parent’s ownership interest and the valuation of retained non-controlling equity investments when a subsidiary is deconsolidated. The Statement also establishes reporting requirements that provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the non-controlling owners. SFAS 160 is effective for fiscal years beginning after December 15, 2008. The Company adopted SFAS 160 January 1, 2009, and there was no effect of adoption.  In the absence of possible future investments, application of SFAS 160 will have no effect on the Company’s financial statements.

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities – an amendment of SFAS No. 133. This statement changes the disclosure requirements for derivative instruments and hedging activities. SFAS No. 161 requires enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. The Company does not use derivative financial instruments nor does it engage in hedging activities.  SFAS No. 161 is effective for the Company’s interim period beginning January 1, 2009. The Company adopted SFAS 160 January 1, 2009, and there was no effect of adoption.

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

In June 2008, the Emerging Issues Task Force of the FASB issued EITF Issue No. 07-5, “Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity’s Own Stock” (“EITF 07-5”), which is effective for fiscal years ending after December 15, 2008, with earlier application not permitted by entities that have previously adopted an alternative accounting policy. The adoption of EITF 07-5’s requirements affects accounting for convertible instruments and warrants with provisions that protect holders from declines in the stock price (“down-round” provisions). Warrants with such provisions will no longer be recorded in equity. EITF 07-5 guidance is to be applied to outstanding instruments as of the beginning of the fiscal year in which the EITF 07-5 is applied. The cumulative effect of the change in accounting principle is recognized as an adjustment to the opening balance of accumulated deficit for the year of adoption, presented separately. The cumulative-effect adjustment is the difference between the amounts recognized in the statement of financial position before initial application of EITF 07-5 and the amounts recognized in the statement of financial position its initial application. The amounts recognized in the statement of financial position as a result of the initial application are determined based on the amounts that would have been recognized if the guidance in EITF 07-5 had been applied from the issuance date of the instrument. Effective January 1, 2009, the Company adopted EITF 07-5.  In connection with warrants issued in prior years, the financial reporting (non-cash) effect of initial adoption of this accounting requirement for future financial statements resulted in a cumulative effect of change in accounting principle of approximately $146,000, based on a per share price of $0.02 at December 31, 2008, which decreased additional paid-in capital by $893,000 and decreased accumulated deficit by $747,000 and recorded a fair value liability for price adjustable warrants of $146,000. The fair value liability is revalued quarterly utilizing Black-Scholes valuation model computations with the increase or decrease in fair value being reported in the statement of operations as other income (expense).  During the three months ended March 31, 2009, the fair value decreased $73,000, based on a per share price of $0.01 per share at March 31, 2009, which decreased net loss. Weighted average assumptions used in Black Scholes calculation were expected life equal to 1.5 to 8.5 years, volatility rates of 130% to 165%, risk-free interest rates of .6% to 2.4% and dividend rate of 0%.

Note 2. Inventories

Inventories consist of the following (in thousands):

	March 31,	December 31,
	2009	2008

Raw materials	$90	$13
Finished Good	79	35
Total	$169	$48

Note 3. Concentrations and Major Customers

Technology License - The Company’s business is reliant on its licensing of technology from Honeywell.  Pursuant to terms of a license agreement entered into by the Company and Honeywell, as amended, the Company obtained an exclusive, nontransferable, worldwide license rights for the life of the underlying patent to practice the methods and to make, use, and sell the products and/or services and to certain sublicense rights, which are covered by the proprietary rights. Under this agreement, the Company is required to pay royalties at a rate of $0.005 per pound of recycled plastics sold, with minimum annual royalties of $200,000 for 2008 and $300,000 for 2009 and years thereafter.  Honeywell may terminate this agreement in the event of, among other things, the nationalization of the industry which encompasses any products or services, any suspension of payments under the terms of the agreement by government regulation, a substantial change in ownership of the Company (whether resulting from merger, acquisition, consolidation or otherwise), another company or person acquiring control of the Company, or the existence of a state of war between the United States and any country where the Company has a license to manufacture products or provide services.

Cash in excess of federally insured limits - Cash and cash equivalents are maintained at financial institutions and, at times, balances may exceed federally insured limits.  The Company has never experienced any losses related to these balances.  There were no amounts on deposit in excess of federally insured limits at March 31, 2009.

Major Customers - During the three months ended March 31, 2009, the Company had revenues of over 10% of total revenue from one individual customer, Customer A (65%), and during the three months ended March 31, 2008 from customers C (48%), D (20%) and E (13%).  As further described in Note 6, Customer A is an owner of Company convertible notes and warrants.

Note 4.  Notes Payable and Convertible Notes Payable

The Company is obligated to the California Integrated Waste Management Board (“CIWMB”) pursuant to terms of a Promissory Note, which bears interest at 4.25% per annum with principal and interest monthly payments of approximately $22,500 until fully paid in May 2015. Pursuant to terms of a Security Agreement, among other things, the promissory note is collateralized by equipment purchased for the recycling plant, and a secondary security interest in all other machinery and equipment and other Company assets.

Convertible notes payable and related accounts at March 31, 2009, consist of the following (in thousands):

	Convertible	Unamortized	Notes, net	Accrued
	Notes	debt discount	of discount	interest	Total
Convertible promissory notes, due March 2009
Due to related parties	$2,626	$-	$2,626	$222	$2,848
Due to others	1,389	-	1,389	117	1,506
Subtotal	4,015	-	4,015	339	4,354
Convertible promissory notes, due December 2011
Due to related parties	3,120	(2,822)	298	72	370
Due to others	329	(298)	31	8	39
Subtotal	3,449	(3,120)	329	80	409
Total	$7,464	$(3,120)	$4,344	$419	$4,763

Convertible Promissory Notes, due March 2009 – During 2008, the Company received cash of approximately $3.9 million and a promissory note with related accrued interest totaling approximately $101,000 and in exchange issued convertible notes payable due March 31, 2009 (the “Convertible Notes due March 2009”) of approximately $4.0 million and warrants to purchase approximately 134 million shares of Company common stock at a per share price of $0.015 that expire in April 2015.  The Convertible Notes due March 2009 bear interest at 15%, and are convertible into shares of Company common stock, and upon written election at the discretion of holders of 60% or more of the aggregate principal amount of Convertible Notes due March 2009 then outstanding, the entire principal amount of such notes, together with all accrued interest, which shall be computed as if such notes were held until March 31, 2009, regardless of whether converted prior to that date, shall be converted.  If the Company has raised $1 million in new equity, the conversion price would be the lesser of 80% of the new equity price or $0.015 per share.  If such next equity financing has not occurred, then the conversion securities shall consist of shares of a newly created series of Series C Convertible Preferred Stock of the Company having rights, preferences and privileges substantially similar to those of the Company’s Series B Stock, except that the liquidation preference shall be senior to the Series B Stock and the Company’s Series A Convertible Preferred Stock, at a price per share equal to $0.015 (subject to appropriate adjustment for all stock splits, subdivisions, combination, recapitalizations and the like) until April 2015.  The Company has pledged as collateral pursuant to terms of a Security Agreement relating to the Convertible Notes due March 2009, as amended and restated, substantially all of its assets, subject only to a security interest granted to CIWMB.  Debt discount relating to these Convertible Notes approximated $4.0 million, of which approximately $2.2 million was amortized to interest expense during 2008, with the remainder of $2.8 million amortized to interest expense during the three months ended March 31, 2009.  The fair value of warrants was computed using a Black-Scholes option pricing model with the following assumptions:  expected term of 6.5 years (contractual term), volatility of 156% (based on historical volatility), zero dividends and interest rate of approximately 3.1%.  In connection with a subsequent financing in 2008, upon written election of holders of more than 65% of the aggregate principal amount of Convertible Notes due March 2009 then outstanding, the Convertible Notes due March 2009 are subordinated to Convertible Notes due December 2011 and no payments of principal or interest will be made until the Convertible Notes due December 2011 are retired.

Convertible Promissory Notes, due December 2011 - Additionally, in 2008, the Company received cash of approximately $3.4 million and an amount due to an officer for deferred compensation of $50,000 and in exchange issued convertible notes payable due in December 2011(the “Convertible Notes due December 2011”) of approximately $3.45 million and warrants to purchase approximately 115 million shares of Company common stock at a per share price of $0.015 that expire in April 2015.  The Convertible Notes bear interest at 8%.   The Convertible Notes due December 2011 are convertible into shares of Company Series C Convertible Preferred stock, and upon written election at the discretion of holders of 70% or more of the aggregate principal amount of Convertible Notes due December 2011 then outstanding, the entire principal amount of such notes, together with all accrued interest shall be converted at a price per share equal to $0.015 (subject to appropriate adjustment for all stock splits, subdivisions, combination, recapitalizations and the like).  The Company has pledged as collateral pursuant to terms of a Security Agreement relating to the Convertible Notes, as amended and restated, substantially all of its assets, subject only to a security interest granted to CIWMB.  Debt discount relating to these Convertible Notes approximated $3.4 million, of which approximately $46,000 was amortized to interest expense during 2008, with the remainder to be amortized approximately $1.2 million in each of 2009 and 2010 and $1.1 million in 2011.  During the three months ended March 31, 2009, approximately $284,000 was amortized to interest expense.  The fair value of warrants was computed using a Black-Scholes option pricing model with the following assumptions:  expected term of 6.3 years (contractual term), volatility of 151% (based on historical volatility), zero dividends and interest rate of approximately 1.5%.  Pursuant to terms of an Amended and Restated Subordination and Intercreditor Agreement (the “Intercreditor Agreement”) signed by purchasers of Convertible Notes due December 2011 and certain purchasers of Convertible Notes due March 2009, Convertible Notes due March 2009 are subordinate to $3.0 million of Convertible Notes due December 2011 held by certain investors (the “Senior Lenders”) (the “Senior Debt”); provided that so long as at the time of and after giving effect to any such payment of principal or interest due on subordinated debt, no Event of Default (as defined) has occurred under the amended and restated notes, security agreements and other documents evidencing the Convertible Notes due December 2011, or would occur as a result thereof, the Company may make regularly scheduled payments of principal and interest on such subordinated debt.

Issuance of Common Stock in exchange for Notes Payable and Warrants – During the three months ended March 31, 2008, the Company issued approximately 243.9 million shares of its common stock in exchange for full satisfaction of all then outstanding convertible notes payable, which approximated $13.2 million and related accrued interest of approximately $1.7 million, and the return of outstanding warrants to purchase approximately 38.6 million shares of Company common stock having an exercise price of $0.06 per share and expiring in April 2015, which such warrants were acquired when the notes were issued.  The total number of shares issued was in excess of what would have been received had the notes been converted according to original terms.  The Company has accounted for this transaction pursuant to Statement of Financial Accounting Standards No. 84 “Induced Conversions of Convertible Debt—an amendment of APB Opinion No. 26 “, and accordingly, the excess of fair value of consideration issued by the Company over the fair value of what would have been received has been recorded as a loss of approximately $2.8 million.  As a result of the adoption of EITF 00-27 in accordance with EITF 08-4 Transition Guidance for Conforming Changes to Issue No. 98-05, the March 31, 2008 statement of operations gives retrospective effect to recognition of the $2.2 million remaining unamortized debt discount as interest expense.

Issuance of Convertible Preferred Stock in exchange for Director Notes and Short-term Notes - During the three months ended June 30, 2008, holders of outstanding Director Notes and Short-term notes, which had an outstanding principal amount of approximately $2.9 million and $4.6 million and related accrued interest payable of $318,000 and $206,000, respectively, exchanged all such notes and accrued interest for 152,843,413 shares of the Company’s Series A Convertible Preferred Stock and 111,240,040 shares of the Company’s Series B-1 Convertible Preferred Stock.  The unamortized balance of deferred debt discount relating to a portion of the notes was $201,000 and was written off upon the transaction with the offset decreasing additional paid in-capital.

Note 5. Preferred Stock, Common Stock and Stock Warrants

Authorized Shares – The Company has authorized Four Billion Two Hundred Million (4,200,000,000) shares of capital stock, of which Two Billion Five Hundred Million (2,500,000,000) shares are classified as common stock and One Billion Seven Hundred Million (1,700,000,000) shares are classified as preferred stock, of which the Company has designated and authorized 152,843,413 shares as Series A Preferred Stock (the “Series A Preferred Stock”), 336,240,040 shares as Series B-1 Convertible Preferred Stock (the “Series B-1 Preferred Stock”), 140,000,000 shares as Series B-2 Convertible Preferred Stock (the “Series B-2 Preferred Stock”, and together with the Series B-1 Preferred Stock, the “Series B Preferred Stock”), and 400,000,000 shares as Series C Convertible Preferred Stock (the “Series C Preferred Stock”).

 Preferred Stock - A summary of the significant rights and privileges of the Series A Preferred Stock, Series B Preferred Stock and Series C Preferred Stock (together, the Preferred Stock”) is as follows:

Dividends - Holders of Preferred Stock shall be entitled to receive, on a pari passu basis, when, as and if declared by the Board of Directors, out of any assets of the Company legally available therefore, dividends at a  rate of 5% of the Original Issue Price of such share of Preferred Stock (in each case, as adjusted for any stock dividends, combinations, splits, recapitalizations and the like with respect to such shares) per annum prior and in preference to the holders of the Company’s common stock, and in preference to the holders of any other equity securities of the Company that may from time to time come into existence to which the Preferred Stock ranks senior (such junior securities, together with the Company’s common stock, “Junior Securities”).  No dividends will be paid on Junior Securities in any year unless such dividends of the Preferred Stock are paid in full or declared and set apart.  Additionally, whenever the Company shall pay a dividend on its common stock, each holder of a share of Preferred Stock shall be entitled to receive, at the same time the dividend is paid on the common stock, a dividend equal to the amount that would have been paid in respect of the common stock issuable upon conversion of such share of Preferred Stock.  As of March 31, 2009, no dividends have been declared.

Liquidation - In the event of a voluntary or involuntary liquidation, dissolution, or winding up of the Company, holders of Series C Preferred Stock are entitled to be paid out first, prior and in preference to any distribution of any of the assets of the Company to holders of common stock, Series B Preferred Stock, Series A Preferred Stock, or any other stock of the Company ranking junior to the Series C Preferred Stock, an amount per share equal to the Original Issue Price of $0.015 per share of Series C Preferred Stock, plus all declared and unpaid dividends on such shares.  After payment of the full liquidation preference of the Series C Preferred Stock, if assets or surplus funds remain, holders of Series B Preferred Stock are entitled to be paid out first, prior and in preference to any distribution of any of the assets of the Company to holders of common stock, Series A Preferred Stock, or any other stock of the Company ranking junior to the Series B Preferred Stock, an amount per share equal to the Original Issue Price of $0.02 per share of Series B-1 Preferred Stock, of $0.0175 per share of Series B-2 Preferred Stock, plus all declared and unpaid dividends on such shares. After payment of the full liquidation preference of the Series C Preferred Stock and Series B Preferred Stock, if assets or surplus funds remain, holders of Series A Preferred Stock shall be entitled to be paid out first, prior and in preference to any distribution of any of the assets of the Company to holders of common stock,  or any other stock of the Company ranking junior to the Series A Preferred Stock, an amount per share equal to the Original Issue Price of $0.03 per share, plus all declared and unpaid dividends on such shares.

Redemption – The Preferred Stock are not redeemable, except that, in the event of a Change of Control (as defined), holders of a majority of the then outstanding shares of Series A Preferred Stock, Series B Preferred Stock and Series C Preferred Stock, each electing as separate groups, can require redemption of the respective series of Preferred Stock, at a redemption price per share equal to the amount per share to which such holder would be entitled upon a liquidation, dissolution or winding up of the Company.  A “Change of Control”, as defined, means (i) the beneficial acquisition by any person or group of 45% or more of the voting power of the outstanding common stock of the Company, (ii) the occupancy of a majority of Board seats by persons other than the directors occupying such seats as of the date of the initial issuance of shares of Series B Preferred Stock (the “Current Directors”) or persons nominated by Current Directors or their nominated successors, or (iii) there shall occur a change in the Chief Executive Officer of the Company without the consent of holders of a majority of the outstanding shares of Series B Preferred Stock.  A Change of Control will be treated as a liquidation, dissolution or winding up of the affairs of the Company with respect to certain matters, except as otherwise agreed by holders of a majority of the then outstanding Series B Preferred Stock (in the case of the Series A Preferred Stock and Series B Preferred Stock) or (in the case of Series C Preferred Stock) by holders of a majority of the then outstanding shares of Series C Preferred Stock.

Preferred Stock Issued for Cash and Exchange of Debt and Other Securities – In June 2008, the Company issued (i) 165,000,000 shares of its Series B-1 Preferred Stock for $3.3 million cash, (ii) 152,843,413 shares of its Series A Preferred Stock and 111,244,040 shares of its Series B-1 Preferred Stock in exchange for outstanding Director Notes and Short-term promissory notes having a principal balance of approximately $7.5 million and related accrued interest payable of $525,000, and (iii) 60,000,000 shares of its Series B-1 Preferred Stock in exchange for shares of the Company’s “old” preferred series A preferred stock, which was issued in exchange for $1.2 million cash received during April and May 2008, and which such series was eliminated upon exchange.   The fair value of shares of common stock that preferred shares are convertible into exceeded the recorded value of notes and accrued interest exchanged and cash received by approximately $9.0 million; this beneficial conversion feature is presented as a constructive dividend, increasing the net loss in the computation of net loss per share attributable to holders of common stock for the interim periods ended in June, September and December 2008.  In connection with terms of the First Amendment to Securities Subscription Agreement pertaining to the purchase of Series A and B Convertible Preferred Stock, the Company granted to certain purchasers rights to purchase up to an aggregate of 140 million shares of the Company’s Series B-2 Convertible Preferred Stock on or prior to March 31, 2009 at a price of $0.0175 per share, subject to certain terms and conditions of various related agreements, including the authorization of a sufficient number of shares to be issued.  In January 2009, the Company received notification from the state of Delaware of authorization of its amendments to Articles of Incorporation authorizing 140 million shares of Series B-2 Convertible Preferred Stock.   The rights to purchase Series B-2 Convertible Preferred Stock were not exercised, and these rights have expired.

Common Stock Issued for Conversion of Series B-1 Convertible Preferred Stock – During the three months ended March 31, 2009, there were 2,847,759 shares of Series A Convertible Preferred Stock that were converted for that same number of shares of Company common stock.

Common Stock Issued Upon Induced Conversion of Debt and Exchange of Warrants - During the three months ended March 31,2008, the Company issued approximately 243.9 million shares of its common stock in exchange for full satisfaction of all outstanding convertible notes payable, which approximated $13.2 million and related accrued interest of approximately $1.7 million, and the return of outstanding warrants to purchase approximately 38.6 million shares of Company common stock having an exercise price of $0.06 per share and expiring in April 2015, which such warrants were acquired when the notes were issued.

Additionally, during the three months ended March 31, 2008, the Company made a special offer to holders of warrants to purchase Company common stock  to exchange all outstanding warrants into shares of Company common stock in a number of shares equal to 60% to 75% (depending on the warrant) of the number of warrant shares exchanged.  Holders of approximately 124.2 million warrants accepted the offer and the Company issued approximately 81.9 million shares of its common stock.  The shares were valued at approximately $536,000 based on the closing stock price on the exchange date, and the excess of fair value issued over the fair value of securities received has been recorded as a loss of approximately $556,000.

Warrants – In connection with borrowings and other transactions, the Company issues warrants to purchase its common stock.  The fair value of warrants issued during 2008 was estimated using the Black-Scholes option-pricing model with the following assumptions: dividend yield of 0%; expected volatility of approximately 150% to 180% (based on historical volatility over the terms); risk-free interest rates of approximately 3% to 5%; and contractual terms of 3.5 to 10 years.  The weighted-average fair value of warrants granted during 2008 and 2007 was $0.03 and $0.19, respectively.

Stock Warrants Issued for Services - During 2008, the Company issued to a consultant warrants for the purchase of 7,500,000 shares of its common stock at an exercise price of $0.015, with a term of approximately 6.5 years and recorded general and administrative expense of approximately $145,000 based on the fair value as determined utilizing the Black-Scholes valuation model. The closing stock price at the issuable date was $0.02 per share.  In addition, during 2008, the Company issued to a consultant warrants for the purchase of 300,000 shares of its common stock at an exercise price of $0.02, with a term of approximately 6.5 years, the estimated fair value of which approximated $11,000 as determined utilizing the Black-Scholes valuation model.  The closing stock price at the issuable dates averaged approximately $0.04 per share.

In 2008, the Company and an individual agreed to terms of an offer of employment pursuant to which, among other things, the individual will serve as its Senior Vice President of Operations and in addition to cash compensation and other customary employee related benefits received a warrant to purchase 15 million shares of Company common stock, 25% of which vest at the end of one year and the remainder vest equally on a monthly basis over the next three years.  The warrants have a term of approximately 6.5 years and an exercise price of $0.015 per share and were valued at approximately $287,000 as determined utilizing the Black-Scholes valuation model and will be expensed over the vesting period.  The closing stock price at the issuable date was $0.02 per share. During 2008, approximately $37,000 was recognized as expense.

In 2008, the Company and an individual agreed to terms of an offer of employment pursuant to which, among other things, the individual will serve as its Chief Financial Officer and in addition to cash compensation and other customary employee related benefits received a warrant to purchase 20 million shares of Company common stock, 25% of which vest at the end of one year and the remainder vest equally on a monthly basis over the next three years.  The warrants have a term of approximately 6.5 years and an exercise price of $0.015 per share and were valued at approximately $382,000 as determined utilizing the Black-Scholes valuation model and will be expensed over the vesting period. The closing stock price at the issuable date was $0.02 per share. During 2008, approximately $8,000 was recognized as expense.

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

There were no changes in warrants outstanding during the three months ended March 31, 2009.

Note 6. Related Party Transactions

As summarized in Note 5, certain of the Company’s Directors, Officers and their affiliates are holders of the Company’s notes payable in the aggregate amount of approximately $5.7 million at March 31, 2009 and December 31, 2008.  Accrued interest payable on the notes approximated $294,000 and $134,000 at March 31, 2009 and December 31, 2008, respectively.  Included in accounts payable to related parties at March 31, 2009 and December 31, 2008 is approximately $102,000 and $36,000 due to the Company Chief Executive Officer relating to deferred compensation.

As disclosed further in Note 10, in November 2008, the Company entered into a supply agreement with a company (the “Purchaser”), which holds approximately $1.5 million of Convertible Notes due December 2011 and warrants to purchase approximately 50 million shares of Company common stock, and which has the right to and has designated a person to be a member of the Company’s Board of Directors.  Pursuant to terms of the Supply Agreement, among other things, if the Purchaser is in need of at least 1.5 million pounds of Products (as defined) for any calendar month during the three year term, then the Purchaser shall order its requirements for 1.5 million pounds from the Company, and the Company has agreed to sell Products to the Purchaser in accordance to a contractual pricing formula.  During the three months ended March 31, 2009, sales of Product to Purchaser approximated $341,000.  Accounts receivable from Purchaser at March 31, 2009 approximated $62,000.

The Company incurs legal fees pursuant to an agreement for legal services with a law firm, the managing partner of which was until December 2008 one of the Company’s Directors. During the three months ended March 31, 2009 and 2008, the Company incurred fees for legal services from this firm of approximately $49,000 and $69,000, respectively.    At March 31, 2009, accounts payable due to the firm for services of $118,000 are included in accounts payable to related party.

Note 7. Commitments and Contingencies

Legal – The Company is subject to various lawsuits and other claims in the normal course of business.  In February 2009, a former vendor filed a Complaint for Breach of Negotiable Instrument, Breach of Contract and Demand for Jury Trial against the Company in the United States District Court for the District of Minnesota, and in April 2009, the Company was served.  The former vendor has, among other things, prayed for judgments against the Company of approximately $626,000.  The Company intends to vigorously defend this action, and cannot, at this time, reasonably predict the ultimate outcome of the proceedings, if any, that will occur.  The Company establishes accruals for specific liabilities in connection with legal actions deemed to be probable and reasonably estimable.  No material amounts have been accrued in these accompanying financial statements with respect to legal matters. Company management does not expect that the ultimate resolution of pending legal matters in future periods, including the matter described above will have a material effect on the Company’s financial condition or results of operations.

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

Note 8. Subsequent Events through May 11, 2009

In April 2009, the Company received $300,000 from existing investors in exchange for convertible notes payable bearing interest at 8%, due in May 2009.  In May 2009, the Company received an additional $250,000 from existing investors under the same terms as the April 2009 agreement.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

FORWARD LOOKING STATEMENTS CAUTIONARY

This Item 2 and this March 31, 2009 Quarterly Report on Form 10-Q (the “Quarterly Report”) may contain "forward-looking statements." In some cases, you can identify forward-looking statements by terminology such as "may," "will," "should," "could," "expects," "plans," "intends," "anticipates," "believes," "estimates," "predicts," "potential" or "continue" or the negative of such terms and other comparable terminology. These forward-looking statements include, without limitation, statements about our market opportunity, our strategies, competition, expected activities and expenditures as we pursue our business plan, and the adequacy of our available cash resources. Although we believe that the expectations reflected in any forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Actual results may differ materially from the predictions discussed in these forward-looking statements. Changes in the circumstances upon which we base our predictions and/or forward-looking statements could materially affect our actual results. Additional factors that could materially affect these forward-looking statements and/or predictions include, among other things: (1) our limited operating history; (2) the risks inherent in the investigation, involvement and acquisition of a new business opportunity; (3) unforeseen costs and expenses; (4) our ability to comply with federal, state and local government regulations; and (5) other factors over which we have little or no control.

We do not undertake any obligation to publicly update any forward-looking statement, whether as a result of new information, future events, or otherwise, except as required by law. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause our actual results or achievements to be materially different from any future results or achievements expressed or implied by such forward-looking statements. Such factors include the factors described in Item 1A. Risk Factors included elsewhere in this Quarterly Report and the factors described in our audited financial statements and elsewhere in the Company’s December 31, 2008 Annual Report on Form 10-K.

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

The following should be read in conjunction with the financial statements included in this March  31, 2009 Quarterly Report on form 10-Q and the annual audited Company’s financial statements included in our December 31, 2008 Annual Report on Form 10-K (the “Annual Report”).

Background

ECO2 Plastics, Inc., “ECO2” or the “Company”, was incorporated under the laws of the State of Delaware in 2000, and formed for the purpose of acquiring certain patented technology and the development of a worldwide market for its usage.  We have developed a unique and revolutionary cleaning process, referred to as the ECO2 Environmental System (the “ECO2 Environmental System”). The ECO2 Environmental System cleans post-consumer plastics, without the use of water, at a substantial cost savings versus traditional methods (the “Process”). This Process is licensed from Honeywell and the Department of Energy on an exclusive basis for the life of the patent. Since our inception, we have invested in the development of the technology and equipment comprising the ECO2 Environmental System, which includes a patent issued in 2007. Our first full scale production facility was constructed in Riverbank, California and is now producing saleable product and ramping up, but has not yet achieved full-scale operations as it further develops the process. Our goal is to build and operate plastic recycling plants in the USA that utilize the ECO2 Environmental System and to expand the ECO2 Environmental System worldwide. Our growth strategy includes organic growth, strategic acquisitions and licensing or partnership agreements, where appropriate.

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

As a result of our new production technology beginning to come online, and to reduce plant operating costs and use of cash during the ramp-up period, we decided in November 2008 to direct most production to the new technology equipment and accordingly reduced operations of prior technology production equipment.  Production volumes and revenues have decreased and in the near term will remain at the reduced levels.  New technology, some still under development, is expected to increase throughput as a percentage of capacity. In connection with reducing prior technology production in mid-November 2008, we terminated approximately 85 employees at our Riverbank plant, thus reducing our workforce to approximately 35 employees. As projected production volume increases over the next several months, similarly, our workforce is expected to increase.

The Company has been utilizing its second-generation liquid-CO2 cleansing equipment, referred to as “Next Gen” in prior public filings, in operations since November 2008.  The Next Gen system required significant amounts of capital for design, purchase, implementation and initial operations.  The Company to date has not been able to demonstrate that Next Gen can operate at sufficiently high throughput and efficiency to achieve sustained profitable operations. Accordingly, the Company has purchased and installed alternative equipment, using other technologies, which has demonstrated promise in limited operations since April 2009.  The Company has also recently implemented a number of additional process improvements, and will continue to do so.  In this regard, the Company has been investigating acquisition of an entirely new wash line (which will utilize a number of components of equipment currently utilized) to further enhance production processes. This additional wash line could require significant additional financing. All of these efforts represent our overall effort towards our goal of achieving sustainable profitable operations.

We have incurred recurring losses from operations and operating activities have used cash, and have a net working capital deficit and have had net capital deficiencies. The Report of Independent Registered Public Accounting Firm included in this Annual Report stated that these conditions, among others, raise substantial doubt about the our ability to continue as a going concern.

At March 31, 2009, the Company has cash and cash equivalents of approximately $2,000 and does not have sufficient cash to meets it needs for the next twelve months.  In April 2009, the Company received $300,000 from existing investors in exchange for convertible notes payable bearing interest at 8%, due in May 2009.  In May 2009, the Company received an additional $250,000 from existing investors under the same terms as the April 2009 agreement.  The Company’s Board of Directors and Chief Executive Officer continue to be actively involved in discussions and negotiations with investors in order to convert outstanding convertible notes payable and to raise additional funds to finance next generation processing and other equipment, and to provide adequate working capital for operations with a near-term goal of generating positive cash flow from operations. There is no assurance that continued financing proceeds will be obtained in sufficient amounts necessary to meet the Company's needs. In view of these matters, continuation as a going concern is dependent upon the Company's ability to meet its financing requirements, raise additional capital, and the future success of its operations.  The accompanying financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that may result from the possible inability of the Company to continue as a going concern.

Historically, our cash needs have been met primarily through proceeds from private placements of our equity securities and debt instruments, including debt instruments convertible into our equity securities. During 2008, we received approximately $15.5 million from issuances of notes payable and preferred stock, and notes, interest and accounts payable of approximately $14.1 million were converted into shares of our common stock.  Management and the Board of Directors continue to be active in discussions and negotiations with investors in order to raise additional funds.  Significant additional financing will be necessary to fund working capital needs as the Company continues to lose money and to finance new production equipment and processes intended to help achieve our goal of sustainable, profitable operations.  There is no assurance that such financing will be obtained, that, if obtained, it will be available on reasonable terms, or that such financing will be sufficient to reach profitability.

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

Critical Accounting Policies and Estimates

The preparation of financial statements included in this Quarterly Report requires our management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  On an on-going basis, management evaluates its estimates and judgments. Management bases its estimates and judgments on historical experiences and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources.  Actual results may differ from these estimates under different assumptions or conditions.  The more significant accounting estimates inherent in the preparation of the our financial statements include estimates as to the depreciable lives of property and equipment, valuation of equity related instruments issued, and the valuation allowance for deferred income tax assets. Our accounting policies are described in the notes to financial statements included in this Quarterly Report and in our December 31, 2008 Annual Report on Form 10-K.

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

Going concern presentation - The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. Since inception, we have reported losses and operating activities have used cash, have reported net working capital deficiencies and have had net capital deficiencies, which raises substantial doubt about our ability to continue as a going concern. The Report of Independent Registered Public Accounting Firm included in our Annual Report on Form 10-K stated that these conditions, among others, raise substantial doubt about the Company’s ability to continue as a going concern. Our Board of Directors and management intend to raise additional financing to fund future operations and to provide additional working capital. However, there is no assurance that such financing will be obtained in sufficient amounts necessary to meet our needs. The accompanying financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that may result from the outcome of this uncertainty.

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

Stock-based compensation – We account for stock-based compensation in accordance with Statement of Financial Accounting Standard (“SFAS”) No. 123(R), Accounting for Stock-Based Compensation (“FAS 123(R)”), which requires recording an expense over the requisite service period for the fair value of options or warrants granted. We use the Black-Scholes option pricing model as our method of valuation for stock-based awards.  Our determination of the fair value of stock-based awards on the date of grant using an option pricing model is affected by our stock price as well as assumptions regarding a number of highly complex and subjective variables.  These variables include, but are not limited to, the expected stock price volatility over the term of the award.  Although the fair value of stock-based awards is determined in accordance with SFAS 123(R), the Black-Scholes option pricing model requires the input of highly subjective assumptions, and other reasonable assumptions could provide differing results.

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

Accounting for Derivatives – Management evaluates our convertible debt, options, warrants or other contracts to determine if those contracts or embedded components of those contracts qualify as derivatives to be separately accounted for under Statement of Financial Accounting Standards No. 133 “Accounting for Derivative Instruments and Hedging Activities” and related interpretations including EITF 00-19 “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock”.   The result of this accounting treatment is that under certain circumstances the fair value of the derivative is marked-to-market each balance sheet date and recorded as a liability.  In the event that the fair value is recorded as a liability, the change in fair value is recorded in the statement of operations as other income or expense.  Upon conversion or exercise of a derivative instrument, the instrument is marked to fair value at the conversion date and then that fair value is reclassified to equity. Equity instruments that are initially classified as equity that become subject to reclassification under SFAS 133 are reclassified to liability at the fair value of the instrument on the reclassification date.

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

Level 3: Unobservable inputs in which little or no market data exists, therefore developed using estimates developed by us, which reflect those that a market participant would use.

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities – an amendment of SFAS No. 133. This statement changes the disclosure requirements for derivative instruments and hedging activities. SFAS No. 161 requires enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. Effective January 1, 2009, we adopted SFAS No. 161. We do not use derivative financial instruments nor engage in hedging activities, and the adoption of SFAS No. 161 did not have an effect on our financial position, results of operations or cash flows.

In June 2008, the Emerging Issues Task Force of the FASB issued EITF Issue No. 07-5, “Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity’s Own Stock” (“EITF 07-5”), which is effective for fiscal years ending after December 15, 2008, with earlier application not permitted by entities that have previously adopted an alternative accounting policy. The adoption of EITF 07-5’s requirements affects accounting for convertible instruments and warrants with provisions that protect holders from declines in the stock price (“down-round” provisions). Warrants with such provisions will no longer be recorded in equity. EITF 07-5 guidance is to be applied to outstanding instruments as of the beginning of the fiscal year in which the EITF 07-5 is applied. The cumulative effect of the change in accounting principle is recognized as an adjustment to the opening balance of accumulated deficit for the year of adoption, presented separately. The cumulative-effect adjustment is the difference between the amounts recognized in the statement of financial position before initial application of EITF 07-5 and the amounts recognized in the statement of financial position its initial application. The amounts recognized in the statement of financial position as a result of the initial application are determined based on the amounts that would have been recognized if the guidance in EITF 07-5 had been applied from the issuance date of the instrument. Effective January 1, 2009, the Company adopted EITF 07-5.  In connection with warrants issued in prior years, the financial reporting (non-cash) effect of initial adoption of this accounting requirement for future financial statements resulted in a cumulative effect of change in accounting principle of approximately $146,000, based on a per share price of $0.02 at December 31, 2008, which decreased additional paid-in capital by $893,000 and decreased accumulated deficit by $747,000 and recorded a fair value liability for price adjustable warrants of $146,000. The fair value liability is revalued quarterly utilizing Black-Scholes valuation model computations with the increase or decrease in fair value being reported in the statement of operations as other income (expense).  During the three months ended March 31, 2009, the fair value decreased $73,000, based on a per share price of $0.01 per share at March 31, 2009, which decreased net loss.

Results of Operations

Comparison of Three months ended March 31, 2009 and 2008

Revenues were approximately $525,000 during the three months ended March 31, 2009 as compared to $1.5 million in the comparative prior year period. Revenues decreased due primarily to decreased production volumes resulting from ceasing prior technology production in mid-November 2008.   During the first quarter, production volumes and revenues decreased as new technology was installed. Once the new technology comes on line, volumes and revenues are expected to increase as throughput increases as a percentage of capacity.

The Company derives its revenues from certain major customers.  The loss of major customers could potentially create a significant financial hardship for the Company.  During the three months ended March 31, 2009, the Company had revenues of over 10% of total revenue from one customer, Customer A at 65%. Customer A is the Purchaser as described below.

In November 2008, we entered into a supply agreement with a company (the “Purchaser”), which holds approximately $1.5 million of our Convertible Notes due December 2011 and warrants to purchase approximately 50 million shares of our common stock, and which has the right to and has designated a person to be a member of our Board of Directors.  Pursuant to terms of the Supply Agreement, among other things, if the Purchaser is in need of at least 1.5 million pounds of Products (as defined) for any calendar month during the three year term, then they shall order their requirements for 1.5 million pounds from us, and we have agreed to sell Products in accordance to a contractual pricing formula.  These orders are dependent on quality levels that are not yet fully met, but are expected to be met from additional process improvements.

Cost of goods sold consists of the cost of raw materials processed and was approximately $262,000 during the three months ended March 31, 2009 as compared to $1.6 million during the comparative prior year period. There was a gross profit of $263,000 during the three months ended March 31, 2009 as compared to a negative $83,000 in the comparative prior year period.  As a percent of revenues, gross profit was 50% and (5)% during the three months ended March 31, 2009 and 2008, respectively.

Plant operations and technology development expenses decreased to $1.8 million during the three months ended March 31, 2009 as compared to $1.9 million during the comparative prior year period due to decreased production.  Operating expenses are comprised primarily of payroll and related, utilities, occupancy, supplies, and repairs and maintenance expenses.  Payroll and related costs decreased $435,000 to $326,000 during the 2009 period as compared to $761,000 during the 2008 period, which was the primary reason for the decrease overall.  The decrease in payroll and related costs were offset by increases in depreciation expense of $99,000 to $423,000 during the 2009 period as compared to $324,000 during the prior year period, and in property taxes which approximated $289,000 during the 2009 period, most of which related to prior periods.  As production volumes approach maximum capacity, certain plant operating expenses will be included in cost of goods sold.

General and administrative expenses decreased to $779,000 during the three months ended March 31, 2009 as compared to $1.3 million during the comparative prior year period.  Payroll and related costs approximated $424,000, including $173,000 of non-cash stock-based compensation during the 2009 period as compared to $930,000, including $450,000 of stock-based compensation in the 2008 period.

As a result of the above described increase in gross profit, decrease in plant operations and technology development expenses, and decrease in general and administrative expenses, loss from operations decreased to $2.3 million during the three months ended March 31, 2009, from $3.3 million during the comparative prior year period.

We recorded interest expense of approximately $2.4 million during the three months ended March 31, 2009 as compared to $4.9 million during the comparative prior year period.  Interest expense includes amortization of debt issue costs and debt discount of approximately $2.1 million during the 2009 period and $4.6 million during the 2008 period.  The decrease in interest expense for 2009 as compared to 2008 was primarily due to note conversions in 2008.

Our net loss decreased to approximately $4.6 million for the three months ended March 31, 2009 from $11.6 million for the comparative prior year period, due to the $943,000 decrease in loss from operations, a $2.5 million decrease in interest expense, and $3.5 million of other expense recorded during the 2008 period representing the excess of fair value of common stock issued in exchange for accounts payable, notes payable, accrued interest and warrants.

Inflation

Although our operations are influenced by general economic conditions, we do not believe that inflation had a material effect on our results of operations.

Liquidity and Capital Resources

Sources of Cash

Historically, our cash needs have been met primarily through proceeds from private placements of our equity securities and debt instruments including debt instruments convertible into our equity securities. During 2008, we received approximately $15.5 million from issuances of notes payable and preferred stock, and notes, interest and accounts payable of approximately $14.1 million were converted into shares of our common stock.    Our Board of Directors and Chief Executive Officer continue to be actively involved in discussions and negotiations with investors in order to raise additional funds to finance new equipment, and to provide adequate working capital for operations with a near-term goal of generating positive cash flow from operations. No additional funds have been raised since December 2008 and, at this point, we do not have enough cash to operate for the next 12 months.

Cash Provided (Used) by Operating, Investing and Financing Activities

During the three months ended March 31, 2009 cash used by operating activities decreased to approximately $998,000 from $2.1 million during the comparative prior year period, due primarily to the decrease in loss from operations of approximately $943,000.

During the three months ended March 31, 2009, cash used by investing activities increased to $491,000 relating to capital expenditures on the recycling plant as compared to $87,000 during the comparative prior year period.  Expenditures during 2009 have related primarily to process improvements.

During the three months ended March 31, 2009, cash used by financing activities was approximately $86,000 as compared to cash provided of $2.2 million during the comparative prior year period.

Liquidity

At March 31, 2009, the Company has cash and cash equivalents of approximately $2,000 and does not have sufficient cash to meets it needs for the next twelve months.  In April 2009, the Company received $300,000 from existing investors in exchange for convertible notes payable bearing interest at 8%, due in May 2009. In May 2009, the Company received an additional $250,000 from existing investors under the same terms as the April 2009 agreement.

The Company’s Board of Directors and Chief Executive Officer continue to be actively involved in discussions and negotiations with investors in order to convert outstanding convertible notes payable and to raise additional funds to finance next generation processing and other equipment, and to provide adequate working capital for operations with a near-term goal of generating positive cash flow from operations. There is no assurance that continued financing proceeds will be obtained in sufficient amounts necessary to meet the Company's needs. In view of these matters, continuation as a going concern is dependent upon the Company's ability to meet its financing requirements, raise additional capital, and the future success of its operations.

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

Cash and cash equivalents are maintained at financial institutions and, at times, balances may exceed federally insured limits.  The Company has never experienced any losses related to these balances.  At March 31, 2009, there were no amounts on deposit in excess of federally insured limits.

Item 4. Controls and Procedures

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

 Management evaluated the effectiveness of our internal control over financial reporting as of December 31, 2008 based on the control criteria established in a report entitled Internal Control – Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission (“ COSO "), and this assessment identified the following material weaknesses in the Company’s internal control over financial reporting.

•	Inadequate or ineffective policies for documenting policies, processes and transactions; and
•	Inadequate or ineffective internal control environment related to segregation of duties.

Because of the above described material weaknesses, management believes that, as of December 31, 2008, the Company’s internal control over financial reporting was not effective based on those criteria. As a result, we have put an implementation plan in place whereby in 2009 additional resources will be directed to documentation of processes and segregation of duties to satisfy COSO requirements.  Despite material weaknesses noted, we believe that our financial statements contained in our 2008 Annual Report on form 10-K filed with the SEC and this quarterly report on form 10-Q fairly present our financial position, results of operations and cash flows as of and for the periods presented in all material respects.

The annual report did not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this Annual Report.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

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

Item 1A.  Risk Factors

Risks Related to Our Business

Our production process has not yet, and may not achieve expected production volumes or production costs.

ECO2’s proprietary patented and patent-pending process has yet to achieve expected production volumes, and there are no assurances that these volumes will be attained.  Moreover, the Company has not been able to produce output in volume at a cost low enough to be profitable under current market conditions.  The Company is working to overcome the technical obstacles posed by our unique technology, to improve production processes and lower production costs.  The Company has identified additional equipment that may help achieve operational goals and continues to evaluate additional technologies.  The operational enhancements currently in process may not deliver desired results, and the Company may never be able to improve operations to the point where the Company can operate profitably on a sustained basis. Actual results may differ materially from those predicted and changes in the circumstances on which we base our predictions could materially affect our actual results.

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

We need to raise additional capital to continue to operate.  Our independent registered public accounting firm, Salberg & Company, P.A., has expressed doubt about our ability to continue as a going concern, which may hinder our ability to obtain future financing.

ECO2 needs to raise additional capital to continue to operate, tom purchase new equipment, and to improve production processes in the hopes of achieving sustainable, profitable operations.  Such financing may not be available, or may not be available on reasonable terms.

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

The Company is susceptible to commodity pricing for both raw material and final product sales, which could result in margins that will not allow the Company to operate profitably.

The Company purchases PET bales in an open market and sells the finished product in an open market.  In order to generate a profit, the Company must process material at a cost, which is lower than the spread between buying and selling prices.  There may be times when competitive pricing changes the spread and such changes are outside of the control of the Company.  For example, aggressive buying by firms in China could result in an increase in bale prices, while at the same time, excess production capacity for virgin PET supply could result in a decrease in selling prices of the finished product.

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

Not applicable.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Submission of Matters to a Vote of Securities Holders

In connection with the contemplated financing agreements and pursuant to the Preliminary Schedule 14C filed by the Company on May 4, 2009, the Company was seeking to amend its Certificate of Incorporation again with the state of Delaware (the “Amendment”) to increase the amount of authorized shares of capital stock.  In April 2009, ECO2’s board of directors approved an amendment of the Company’s Certificate of Incorporation, as amended, to change the number of authorized shares to Seven Billion (7,000,000,000) shares of capital stock (the “Amended Authorized Amount”).  Of the Amended Authorized Amount, Four Billion (4,000,000,000) shares shall be classified as common stock and Three Billion (3,000,000,000) shares shall be classified as preferred stock. The Definitive Schedule 14C was due for filing on May 8, 2009, but was not filed as the Company’s board of directors has decided not to go forward with the Amendment to increase the amount of authorized shares of capital stock. Definitive Schedule 14C was not filed.

Item 5.   Other Information

See Item 4 above.

Item 6.  Exhibits

[See Exhibit Index below after signatures]

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

ECO2 PLASTICS, INC.

/s/ Rodney S. Rougelot

Rodney S. Rougelot
Director, Chief Executive Officer

/s/ Raymond M. Salomon

Raymond M. Salomon
Chief Financial Officer

DATE

May 13, 2009

EXHIBIT INDEX

Exhibit No.	Description
3.1(i)	Amendment to Restated Certificate of Incorporation	Incorporated by reference to Exhibit A to the DEF-14C filed by the Company on November 30, 2005.
3.2(i)	Restated Certificate of Incorporation	Incorporated by reference to Exhibit B to the DEF-14C filed by the Company on September 9, 2002.
3.3(i)	Certificate of Incorporation	Incorporated by reference to the Form S-18 Registration Statement filed by the Company File No. 33-31-67.
3.4(i)	Amendment to Restated Certificate of Incorporation	Incorporated by reference to the DEF-14C filed by the Company on February 22, 2007.
3.5(i)	Amendment to Restated Certificate of Incorporation	Incorporated by reference to the DEF-14C filed by the Company on May 15, 2008.
3.6(i)	Amendment to Restated Certificate of Incorporation	Incorporated by reference to the DEF-14C filed by the Company on August 1, 2008.
3.7(i)	Second Amended and Restated Certificate of Incorporation	Attached.
3.7(ii)	Bylaws	Incorporated by reference to Exhibit B to the DEF-14C filed by the Company on September 9, 2002.
31.1	Certification of CEO pursuant to Section 302 of the Sarbanes-Oxley Act	Attached
31.2	Certification of CFO pursuant to Section 302 of the Sarbanes-Oxley Act	Attached
32.1	Certification of CEO pursuant to Section 906 of the Sarbanes-Oxley Act	Attached
32.2	Certification of CFO pursuant to Section 906 of the Sarbanes-Oxley Act	Attached