Form 10-K/A
period 2007-12-31
ECO2 PLASTICS INC
filed 2009-08-19
CIK 855372

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-KSB/A

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE
SECURITIES EXCHANGE ACT OF 1934
For Fiscal Year Ended
December 31, 2007

Commission File # 033-31067

ECO2 PLASTICS, INC.
(Exact name of registrant as specified in its charter)

Delaware
(State or other jurisdiction of incorporation or organization)

31-1705310
(IRS Employer Identification Number)

PO Box 760
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

The aggregate market value of the voting common stock held by non-affiliates of the Company as of December 31, 2007 was approximately $9.1 millionbased upon 129,684,619 shares held by such persons and the closing price of $0.07 per share on that date.  Shares of common stock held by each officer and director and by each person who owns 10% or more of the outstanding common stock have been excluded because these people may be deemed to be affiliates.  The determination of affiliate status is not necessarily a conclusive determination for any other purpose.

The registrant does not have any non-voting stock outstanding.

Number of shares of the registrant's common stock outstanding as of December 31, 2007 was 195,847,863.

EXPLANATORY NOTE

This Amendment on Form 10-KSB/A for the year ended December 31, 2007, which amends Items 8A and 8A(T) with respect to the Annual Report on Form 10-KSB, filed by ECO2 Plastics, Inc. (“we” or the “Company”) with the Securities and Exchange Commission (the “SEC”) on April 15, 2008 (the “Original Filing”), is being filed to include disclosure in Item 8A and 8A(T) Controls and Procedures of an Order by the SEC instituting cease-and-desist proceedings pursuant to Section 21C of the Securities Exchange Act of 1934, pursuant to which we consented to the entry of the Order to cease and desist from committing or causing any violations and any future violations of Section 13(a) of the Exchange Act Rules 13a-1 and 13a-15 thereunder.  Despite material weaknesses noted and our consent to the cease-and-desist order, we continue to believe that our financial statements contained in this Form 10-KSB/A, which have not been restated from those included in the Original Filing, fairly present our financial position, results of operations and cash flows for the periods presented in all material respects

Unless indicated otherwise, the disclosures in this Amendment continue to describe conditions as of the date of the Original Filing, and the disclosures contained herein have not been updated to reflect events, results or developments that have occurred after the Original Filing, or to modify or update those disclosures affected by subsequent events. As a result of this Amendment, the certifications pursuant to Section 302 and Section 906 of the Sarbanes-Oxley Act of 2002, filed as exhibits to our Form 10-KSB have been revised, re-executed and re-filed as of the date of this Amendment. Among other things, forward-looking statements made in the Original Filing have not been revised to reflect events, results or developments that have occurred or facts that have become known to us after the date of the Original Filing, and such forward-looking statements should be read in their historical context. This Amendment should be read in conjunction with the Company’s filings made with the SEC subsequent to the Original Filing, including any amendments to those filings.

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

Competition

Currently, 70% of the materials collected west of the Mississippi are exported to China in the form of bales of crushed plastic bottles and containers. Despite growing demand in California for ECO2 type of services, there is currently no significant competition in the PET or HDPE segments of the market west of the Mississippi. Nearly all of the competitive processing capacity exists east of the Mississippi and each facility deploys higher cost, less effective water-wash recycling systems,.   ECO2 is the only company that washes PET without water using the ECO2 Environmental System, and as an end result, offers substantial operating efficiency advantages, and significant positive environmental benefits.

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

In April 2007 the Company was granted $84,000 for research from a private consortium.  The Company will receive payments based on achievement of milestones as defined in the grant.  No payments were received and no revenues were recognized in 2007 as the milestones were not yet met.  In January 2008 certain milestones were met and the Company received the first payment of $20,000.

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

Updated disclosures for amendment on Form 10-KSB/A

As a result of correspondence and communications between the Company and the SEC relating to a letter from the Commission to the Company (the “Comment Letter”) with respect to our Form 10-KSB for the year ended December 31, 2007 (the Form 10-KSB”), in July 2009, we submitted an executed Offer of Settlement (“Offer”) in anticipation of cease-and desist proceedings to be instituted against us by the Commission, pursuant to Section 21C of the Exchange Act.  For purposes of settling these proceedings, in the Offer, we

•
admitted that we failed to comply with Items 307 and 308T of Regulation S-K in our Form 10-KSB, as a result of which we violated Exchange Act Section 13(a) and Rules 13a-1 and 13a-15 of the Exchange Act thereunder, and

•
consented to the entry of an Order by the Commission that pursuant to Section 21C of the Exchange Act, the Company cease and desist from committing or causing any violations and any future violations of Section 13(a) of the Exchange Act and Rules 13a-1 and 13a-15 thereunder.

The failure to comply was primarily the result of insufficient testing of controls and procedures to satisfy COSO requirements, which in and of itself precluded our management from reaching a conclusion that our internal controls and procedures were sufficient to ensure that we maintained appropriate internal control over financial reporting at December 31, 2007, and further that the inability to so conclude also precludes us from concluding that our disclosure controls and procedures (as defined in the rules and regulations of the SEC under the Exchange Act) were effective as of that date.

Despite the material weaknesses noted and our consent to the cease-and-desist order, we continue to believe that our financial statements contained in the Form 10-KSB and this Form 10-KSB/A, which have not been restated from those included in the Original Filing, fairly present our financial position, results of operations and cash flows for the periods presented in all material respects.

We have implemented a remediation plan, which included, among other things, sufficient testing of controls in 2008 to satisfy COSO requirements and provide the Company with a sufficient basis upon which to conclude as to the sufficiency of our controls and procedures to ensure that we maintain appropriate internal control over financial reporting and as to the effectiveness of our disclosure controls and procedures.

Aside from costs incurred internally by management for time and incremental legal and accounting fees in responding to this matter, which are not considered material in relation to our financial statements nor incrementally significant with respect to trends of operating expenses, there have been no financial impacts on our financial statements, financial condition, results of operations or cash flows.  As the Company continues to develop its internal financial reporting and accounting resources, and improve its controls and processes, which will include, among other things, the addition of personnel to provide for segregation of duties improvements, it is expected that expenses will increase in amount, although not necessarily as a percent of revenues.

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

(4)
Mr. Rougelot has common stock purchase warrant to acquire up to a total of 6,519,000 shares at $0.06 per share/cashless.  These warrants expire on April 15, 2015.  Mr. Rougelot also has 10% convertible debentures totaling $30,769 with a $0.0975 conversion rate.  Under the terms of Mr. Rougelot’s employment agreement, he is eligible to receive an aggregate amount of restricted common stock equal 44,000,000 shares, of which 39,600,000 have fully vested.

(5)
Of this amount, Mr. Domingue owns 9,025,640 shares of common stock.  Mr. Domingue owns common stock purchase warrants to acquire up to a total of 4,766,667 shares at $0.12 per share/cashless.  Mr. Domingue owns common stock purchase warrants to acquire up to a total of 2,919,000 shares at $0.06 per share/cashless.  These warrants expire on April 15, 2015.  He also has 10% convertible notes totaling $117,716 which can convert at $0.0975 per share.

(6)
Mr. Whittaker is the general partner of Whittaker Capital Partners I, LP (“WCP”).  WCP has (i) warrants to purchase a total of 29,234,202 shares of common stock, each with a strike price of $0.06 per share; (ii) a warrant to purchase 588,768 shares of common stock at $0.12 per share/cashless; and (ii) 10% convertible notes totaling $5,921,734 which can convert at $0.0975 per share.  These warrants expire on April 15, 2015.

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

(8)	Of this amount, Mr. Herberger has a common stock purchase warrant to acquire up to 500,000 shares of common stock with an exercise price of $0.19 per share cashless. This warrant expires May 17, 2011.

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

PART III

ITEM 1. INDEX TO EXHIBITS

Exhibit No.	Description	Location

3.1(i)	Amendment to Restated Certificate of Incorporation	Incorporated by reference to Exhibit A to the DEFR14C filed by the Company on November 30, 2005

3.2(i)	Restated Certificate of Incorporation	Incorporated by reference to Exhibit B to the DEF-14C filed by the Company on September 9, 2002

3.3(i)	Certificate of Incorporation	Incorporated by reference to the Form S-18 Registration Statement filed by the Company, File No. 33-31-67

3.4(i)	Amendment to Restated Certificate of Incorporation	Incorporated by reference to the DEF-14C filed by the Company on February 22, 2007.

3.5(ii)	Bylaws	Incorporated by reference to Exhibit B to the DEF-14C filed by the Company on September 9, 2002

4.1	Form of Common Stock Warrant issued to Gary De Laurentiis (2,457,370), George Kanakis and George Gitschel	Incorporated by reference to Exhibit 4.5 to the 10-KSB filed by the Company on April 15, 2005

4.2	Form of Common Stock Purchase Warrant issued to Jeffrey Chartier	Incorporated by reference to Exhibit 4.2 to the 10-KSB filed by the Company on May 17, 2006

4.3	Form of Common Stock Purchase Warrant issued to George Kanakis	Incorporated by reference to Exhibit 4.2 to the 10-KSB filed by the Company on May 17, 2006

4.4	Form of Common Stock Warrant issued to David M. Otto	Incorporated by reference to Exhibit 4.5 to the 8-K filed by the Company on November 22, 2005

4.5	Form of Common Stock Warrant issued to Frederick Smith, Jr.	Incorporated by reference to Exhibit 4.6 to the 8-K filed by the Company on November 22, 2005

4.6	Form of Common Stock Warrant issued to Gary M. De Laurentiis (20,000,000)	Incorporated by reference to Exhibit 4.7 to the 8-K filed by the Company on November 22, 2005

4.7	Conversion of Dormition Skete, Inc. Promissory Notes	Incorporated by reference to Exhibit 4.1 to the 8-K filed by the Company on November 22, 2005

4.8	Conversion of Dormition Skete, Inc. Promissory Note	Incorporated by reference to Exhibit 4.2 to the 8-K filed by the Company on November 22, 2005

10.1	Commitment Letter from the California Integrated Waste Management Board	Incorporated by reference to Exhibit 10.1 to the 10-QSB filed by the Company on November 15, 2004

10.2	Agreement with H. Muehlstein & Co., Inc.	Incorporated by reference to Exhibit 10.2 to the 10-KSB filed by the Company on April 15, 2005

10.3	Business Loan Agreement with the California Integrated Waste Management Board	Incorporated by reference to Exhibit 10.1 to the 10-QSB filed by the Company on August 19, 2005

10.4	Promissory Note with the California Integrated Waste Management Board	Incorporated by reference to Exhibit 10.2 to the 10-QSB filed by the Company on August 19, 2005

10.5	Commercial Security Agreement with the California Integrated Waste Management Board	Incorporated by reference to Exhibit 10.3 to the 10-QSB filed by the Company on August 19, 2005

10.6	Commercial Guarantee with the California Integrated Waste Management Board	Incorporated by reference to Exhibit 10.4 to the 10-QSB filed by the Company on August 19, 2005

10.7	Amendment No. 3 to Patent License Agreement with Honeywell	Incorporated by reference to Exhibit 10.5 to the 10-QSB filed by the Company on August 19, 2005

10.8	Form of Loan Agreement with Capital Growth Equity Fund I, LLC	Incorporated by reference to Exhibit 10.1 to the 10-QSB filed by the Company on December 6, 2005

10.9	Form of Promissory Note with Capital Growth Equity Fund I, LLC	Incorporated by reference to Exhibit 10.2 to the 10-QSB filed by the Company on December 6, 2005

10.10	Form of Common Stock Purchase Warrant with Capital Growth Equity Fund I, LLC	Incorporated by reference to Exhibit 10.3 to the 10-QSB filed by the Company on December 6, 2005

10.11	Form of Loan Agreement with Capital Growth Investors	Incorporated by reference to Exhibit 10.4 to the 10-QSB filed by the Company on December 6, 2005

10.12	Form of Promissory Note with Capital Growth Investors	Incorporated by reference to Exhibit 10.5 to the 10-QSB filed by the Company on December 6, 2005

10.13	Form of Common Stock Purchase Warrant with Capital Growth Equity Fund I, LLC	Incorporated by reference to Exhibit 10.6 to the 10-QSB filed by the Company on December 6, 2005

10.14	Form of Loan Agreement with KW Investors	Incorporated by reference to Exhibit 10.7 to the 10-QSB filed by the Company on December 6, 2005

10.15	Form of Promissory Note with KW Investors	Incorporated by reference to Exhibit 10.8 to the 10-QSB filed by the Company on December 6, 2005

10.16	Form of Common Stock Purchase Warrant with KW Investors	Incorporated by reference to Exhibit 10.9 to the 10-QSB filed by the Company on December 6, 2005

10.17	Form of Common Stock Purchase Agreement with Tiger Paw Capital Corp.	Incorporated by reference to Exhibit 10.10 to the 10-QSB filed by the Company on December 6, 2005

10.18	Form of Investors Rights Agreement with Tiger Paw Capital Corp.	Incorporated by reference to Exhibit 10.11 to the 10-QSB filed by the Company on December 6, 2005

10.19	Form of Right of First Refusal Agreement with Tiger Paw Capital Corp.	Incorporated by reference to Exhibit 10.12 to the 10-QSB filed by the Company on December 6, 2005

10.20	Form of Covenant to Adjust with Tiger Paw Capital Corp.	Incorporated by reference to Exhibit 10.13 to the 10-QSB filed by the Company on December 6, 2005

10.21	Form of Consulting Agreement with Tiger Paw Capital Corp.	Incorporated by reference to Exhibit 10.14 to the 10-QSB filed by the Company on December 6, 2005

10.22	Form of Conditional Approval Letter from California Department of Conservation, Division of Recycling	Incorporated by reference to Exhibit 10.15 to the 10-QSB filed by the Company on December 6, 2005

10.23	Form of Conditional Commitment for Guarantee from California Department of Conservation, Division of Recycling	Incorporated by reference to Exhibit 10.16 to the 10-QSB filed by the Company on December 6, 2005

10.24	Form of Loan Agreement with the Elevation Fund, LLC	Incorporated by reference to Exhibit 10.1 to the 8-K filed by the Company on August 18, 2005

10.25	Form of Promissory Note with the Elevation Fund, LLC	Incorporated by reference to Exhibit 10.2 to the 8-K filed by the Company on August 18, 2005

10.26	Form of Common Stock Purchase Warrant with the Elevation Fund, LLC	Incorporated by reference to Exhibit 10.3 to the 8-K filed by the Company on August 18, 2005

10.27	Form of Security Agreement with the Elevation Fund, LLC	Incorporated by reference to Exhibit 10.4 to the 8-K filed by the Company on August 18, 2005

10.28	Form of Common Stock Purchase Agreement with Doug Froese	Incorporated by reference to Exhibit 10.5 to the 8-K filed by the Company on November 29, 2005

10.29	Form of Investors Rights Agreement with Doug Froese	Incorporated by reference to Exhibit 10.6 to the 8-K filed by the Company on November 29, 2005

10.30	Form of Right of First Refusal Agreement with Doug Froese	Incorporated by reference to Exhibit 10.8 to the 8-K filed by the Company on November 29, 2005

10.31	Form of Covenant to Adjust with Doug Froese	Incorporated by reference to Exhibit 10.7 to the 8-K filed by the Company on November 29, 2005

10.32	Form of Loan Agreement with Ji Y. Baek	Incorporated by reference to Exhibit 10.1 to the 10-QSB filed by the Company on August 14, 2006

10.33	Form of Loan Agreement with Leroy and Lois Goldman	Incorporated by reference to Exhibit 10.1 to the 8-K filed by the Company on September 20, 2006

10.34	Form of Loan Agreement with Arbor Malone, LLC	Incorporated by reference to Exhibit 10.2 and 10.4 to the 8-K filed by the Company on September 20, 2006 and Exhibit 10.1 to the 8-K/A filed by the Company on September 21, 2006

10.35	Form of Loan Agreement with Ji Y. Baek	Incorporated by reference to Exhibit 10.3 to the 8-K filed by the Company on September 20, 2006

10.36	Form of Employment Agreement with Gary De Laurentiis	Incorporated by reference to Exhibit 10.5 to the 8-K filed by the Company on September 20, 2006

10.37	Form of Employment Agreement with Rodney S. Rougelot	Incorporated by reference to Exhibit 10.6 to the 8-K filed by the Company on September 20, 2006

10.38	Form of Settlement and Release Agreement with Rose Waste Systems, Inc. and George Gitschel.	Incorporated by reference to Exhibit 10.7 to the 8-K filed by the Company on September 20, 2006

10.39	Form of Employment Agreement with Mario Sandoval	Incorporated by reference to Exhibit 10.1 to the 8-K filed by the Company on October 23, 2006

10.40	Form of Honeywell Patent License Agreement Amendment 4	Incorporated by reference to Exhibit 10.1 to the 10-QSB filed by the Company on November 20, 2006

10.41	Form of Funding Agreement with Itec Capital Group, LLC	Incorporated by reference to Exhibit 10.2 to the 10-QSB filed by the Company on November 20, 2006

10.42	Form of Mutual Settlement and Release Agreement with Excipio Group, S.A.	Incorporated by reference to Exhibit 10.3 to the 10-QSB filed by the Company on November 20, 2006

10.43	Form of Service Agreement with TSG, LLC	Incorporated by reference to Exhibit 10.4 to the 10-QSB filed by the Company on November 20, 2006

10.44	Form of Engagement Agreement with KW Securities Corp.	Attached. Referenced to Exhibit 10.5 to the 10-QSB filed by the Company on November 20, 2006.

10.45	Form of Restricted Stock Agreement with Rodney S. Rougelot	Incorporated by reference to Exhibit 10.1 to the 8-K filed by the Company on January 5, 2007.

10.46	Form of Consulting Services Agreement with The Otto Law Group, PLLC	Incorporated by reference to Exhibit 10.1 to the S-8 filed by the Company on March 31, 2008.

10.47	Form of Consulting Services Agreement with Gaspers Electric	Incorporated by reference to Exhibit 10.1 to the S-8 filed by the Company on March 31, 2008.

10.48	Form of Consulting Services Agreement with Ladco Electric	Incorporated by reference to Exhibit 10.1 to the S-8 filed by the Company on March 31, 2008.

10.49	Form of Consulting Services Agreement with Millerick Engineering	Incorporated by reference to Exhibit 10.1 to the S-8 filed by the Company on March 31, 2008.

10.50	Form of Consulting Services Agreement with Vertec Biosolvents	Incorporated by reference to Exhibit 10.1 to the S-8 filed by the Company on March 31, 2008.

14	Code of Ethics	Incorporated by reference to Exhibit 14 to the 10-KSB filed by the Company on April 15, 2005.

14.1	Revised Code of Ethics	Incorporated by reference to Exhibit 14.1 to the 10-K filed by the Company on April 15, 2008.

23.1	Consent of Independent Registered Public Accounting Firm	Attached.

31.1	Certification of CEO pursuant to Section 302 of the Sarbanes-Oxley Act	Attached.

31.2	Certification of CFO pursuant to Section 302 of the Sarbanes-Oxley Act	Attached.

32.1	Certification of CEO pursuant to Section 906 of the Sarbanes-Oxley Act	Attached.

32.2	Certification of CFO pursuant to Section 906 of the Sarbanes-Oxley Act	Attached.

99.1	Audit and Finance Committee Charter	Incorporated by reference to Exhibit 99.1 to the 10-KSB filed by the Company on April 15, 2005

99.2	Compensation and Nominating Committee Charter	Incorporated by reference to Exhibit 99.2 to the 10-KSB filed by the Company on April 15, 2005

99.3	Policy Governing Director Nominations and Security Holder-Board Communications	Incorporated by reference to Exhibit 99.3 to the 10-KSB filed by the Company on April 15, 2005

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

F4

ECO2 Plastics, Inc.
Statements of Cash Flows
(in thousands)

	Year ended December 31,
	2007	2006
Cash flows from operating activities:
Net loss	$(32,626)	$(20,760)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation and amortization	1,135	551
Gain on extinguishment of debt	-	117
Change in fair value of warrants and derivatives	-	1,197
Share-based payments expense	5,312	10,045
Amortization of debt issue costs and discount	14,868	4,077
Provision for settlement paid in common stock	675	401
Provision for doubtful accounts	48	-
Changes in operating assets and liabilities:
Accounts receivable	(628)	-
Inventory	(262)	(145)
Prepaid expenses and deposits	50	(44)
Accounts payable	2,590	228
Accrued liabilities	1,538	307
Other	106	(41)
Net cash used by operating activities	(7,194)	(4,067)
Cash flows from investing activities:
Purchase of property, plant & equipment	(3,201)	(3,638)
Net cash used by investing activities	(3,201)	(3,638)
Cash flows from financing activities:
Decrease in restricted cash in CIWMB escrow	-	58
Payments on CIWMB note payable	(191)	(93)
Proceeds from issuance of notes payable	11,057	9,755
Principal payments on notes payable	(300)	(1,200)
Proceeds from exercise of warrants	2	-
Payments of debt issue costs	(169)	(750)
Net cash provided by financing activities	10,399	7,770
Net increase in cash and cash equivalents	4	65
Cash and cash equivalents, beginning of period	97	32
Cash and cash equivalents, end of period	$101	$97
Supplemental disclosures of cash flow information:
Cash paid for interest	$78	$281
Cash paid for income taxes	$-	$-

Supplemental disclosures of non-cash investing and financing activities:
Debt discounts	$8,413	$10,939
Deferred Debt issue costs	$82	$2,962
Reclassification of fair value of derivative liabilities to equity	$-	$6,918
Common stock issued for debt conversion or settlement	$3,116	$279
Net assets and liabilities settled with common stock	$750	$619
Reclassification of fair value of warrrants to derivative liability	$-	$413

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

The following summarizes activity for stock warrants issued to employees, substantially all of which are exercisable:
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

Additionally, subsequent to December 31, 2007, the Company entered into agreements with certain service providers that have provided services to the Company to issue shares of its common stock in satisfaction of amounts owed, and in connection with these agreements agreed to issue approximately 16 million shares of its common stock in satisfaction of approximately $754,000 owed.  Amounts owed of approximately $187,000 and $567,000 were included in accounts payable and accounts payable – related party, respectively, at December 31, 2007. The shares will be valued at approximately $829,000, based on the quoted trading price on the agreement dates, and the Company will record a conversion premium expense of approximately $75,000.

Following is an unaudited summary pro forma illustration of the effects of the above described debt conversions, warrants for shares exchange and issuance of shares for services as of December 31, 2007 as if such conversions, warrants for shares exchange and shares for services had occurred as of that date (in thousands):

	Actual	Note Conversions	Shares for Warrants	Shares for Services	Pro Forma
Total Liabilities	$21,270	$(12,700)	$-	$(754)	$7,816
Total stockholders’ equity (deficit)	(11,755)	12,700	-	754	1,699
Total	$9,515	$-	$-	$0	$9,515
Shares issued and issuable	198,101	243,000	82,000	19,000	542,101
Warrants issued and issuable	182,697	(39,000)	(124,000)	-	19,697

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned; thereunto duly authorized, in the City of Riverbank, State of California, on August 18, 2009.

Registrant

ECO2 PLASTICS, INC.

/s/ Rodney S. Rougelot
By: Rodney S. Rougelot
Director, Chief Executive Officer

/s/ Raymond M. Salomon
By: Raymond M. Salomon
Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Registrant and in the capacities indicated on August 18, 2009.

/s/ G. Thompson Hutton
G. Thompson Hutton
Chairman

/s/ David Buzby
David Buzby
Director

/s/ William Whittaker
William Whittaker
Director

/s/ Alex Millar
Alex Millar
Director