Form 10-K/A
period 2008-12-31
ECO2 PLASTICS INC
filed 2009-08-19
CIK 855372

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K/A

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

EXPLANATORY NOTE

This Amendment on Form 10-K/A for the year ended December 31, 2008, which amends Item 9A with respect to the Annual Report on Form 10-K, filed by ECO2 Plastics, Inc. (“we” or the “Company”) with the Securities and Exchange Commission (the “SEC”) on April 14, 2009 (the “Original Filing”), is being filed to include disclosure in Item 9A Controls and Procedures of an Order by the SEC instituting cease-and-desist proceedings pursuant to Section 21C of the Securities Exchange Act of 1934, pursuant to which we consented to the entry of the Order to cease and desist from committing or causing any violations and any future violations of Section 13(a) of the Exchange Act Rules 13a-1 and 13a-15 thereunder.  Despite material weaknesses noted and our consent to the cease-and-desist order, we continue to believe that our financial statements contained in this Form 10-K/A, which have not been restated from those included in the Original Filing, fairly present our financial position, results of operations and cash flows for the periods presented in all material respects

Unless indicated otherwise, the disclosures in this Amendment continue to describe conditions as of the date of the Original Filing, and the disclosures contained herein have not been updated to reflect events, results or developments that have occurred after the Original Filing, or to modify or update those disclosures affected by subsequent events. As a result of this Amendment, the certifications pursuant to Section 302 and Section 906 of the Sarbanes-Oxley Act of 2002, filed as exhibits to our Form 10-K have been revised, re-executed and re-filed as of the date of this Amendment. Among other things, forward-looking statements made in the Original Filing have not been revised to reflect events, results or developments that have occurred or facts that have become known to us after the date of the Original Filing, and such forward-looking statements should be read in their historical context. This Amendment should be read in conjunction with the Company’s filings made with the SEC subsequent to the Original Filing, including any amendments to those filings.

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

Updated disclosures for amendment on Form 10-K/A

As a result of correspondence and communications between the Company and the SEC relating to a letter from the Commission to the Company (the “Comment Letter”) with respect to our Form 10-KSB for the year ended December 31, 2007 (the 2007 Form 10-KSB”), in July 2009, we submitted an executed Offer of Settlement (“Offer”) in anticipation of cease-and desist proceedings to be instituted against us by the Commission, pursuant to Section 21C of the Exchange Act.  For purposes of settling these proceedings, in the Offer, we

•
admitted that we failed to comply with Items 307 and 308T of Regulation S-K in our 2007 Form 10-KSB, as a result of which we violated Exchange Act Section 13(a) and Rules 13a-1 and 13a-15 of the Exchange Act thereunder,

•
admitted that we failed to comply with Item 307 of Regulation S-K in our Form 10-K for the year ended December 31, 2008 (the “2008 Form 10-K”), as a result of which we violated Exchange Act Section 13(a) and Rules 13a-1 and 13a-15 of the Exchange Act thereunder, and

•
consented to the entry of an Order by the Commission that pursuant to Section 21C of the Exchange Act, the Company cease and desist from committing or causing any violations and any future violations of Section 13(a) of the Exchange Act and Rules 13a-1 and 13a-15 thereunder.

The failure to comply relating to the 2007 Form 10-KSB was primarily the result of insufficient testing of controls and procedures to satisfy COSO requirements, which in and of itself precluded our management from reaching a conclusion that our internal controls and procedures were sufficient to ensure that we maintained appropriate internal control over financial reporting at December 31, 2007, and further that the inability to so conclude also precludes us from concluding that our disclosure controls and procedures (as defined in the rules and regulations of the SEC under the Exchange Act) were effective as of that date.  Contemporaneous with the filing of this Form 10-K/A, we filed a Form 10-KSB/A disclosing the above information relating to this cease-and-desist proceeding.

We have implemented a remediation plan, which included, among other things, sufficient testing of controls to satisfy COSO requirements and provide the Company with a sufficient basis upon which to conclude as to the sufficiency of our controls and procedures to ensure that we maintain appropriate internal control over financial reporting and as to the effectiveness of our disclosure controls and procedures.  Further, with respect to material weaknesses disclosed in our 2008 Form 10-K, we have implemented a remediation plan, which includes, among other things, the addition in mid-December 2008 of our Chief Financial Officer, which such role had been performed on an interim basis by our Chief Executive Office since March 2008, and relocation of accounting and financial reporting processes from San Francisco in January 2009 to our plant facility in Riverbank.  This relocation has provided for the plant controller to assume additional corporate controller duties, and provided for redesigning processes and procedures to segregate duties and improving overall documentation of policies and procedures.

Despite the material weaknesses noted and our consent to the cease-and-desist order, we continue to believe that our financial statements contained in the Form 10-K and this Form 10-K/A, which have not been restated from those included in the original filing, fairly present our financial position, results of operations and cash flows for the periods presented in all material respects.

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

Item 15.                                Exhibits and Financials Statement Schedules.

Exhibit No.	Description	Location

3.1(i)	Amendment to Restated Certificate of Incorporation	Incorporated by reference to Exhibit A to the DEFR14C filed by the Company on November 30, 2005

3.2(i)	Restated Certificate of Incorporation	Incorporated by reference to Exhibit B to the DEF-14C filed by the Company on September 9, 2002

3.3(i)	Certificate of Incorporation	Incorporated by reference to the Form S-18 Registration Statement filed by the Company, File No. 33-31-67

3.4(i)	Amendment to Restated Certificate of Incorporation	Incorporated by reference to the DEF-14C filed by the Company on February 22, 2007.

3.5(ii)	Bylaws	Incorporated by reference to Exhibit B to the DEF-14C filed by the Company on September 9, 2002

4.1	Form of Common Stock Warrant issued to Gary De Laurentiis (2,457,370), George Kanakis and George Gitschel	Incorporated by reference to Exhibit 4.5 to the 10-KSB filed by the Company on April 15, 2005

4.2	Form of Common Stock Purchase Warrant issued to Jeffrey Chartier	Incorporated by reference to Exhibit 4.2 to the 10-KSB filed by the Company on May 17, 2006

4.3	Form of Common Stock Purchase Warrant issued to George Kanakis	Incorporated by reference to Exhibit 4.2 to the 10-KSB filed by the Company on May 17, 2006

4.4	Form of Common Stock Warrant issued to David M. Otto	Incorporated by reference to Exhibit 4.5 to the 8-K filed by the Company on November 22, 2005

4.5	Form of Common Stock Warrant issued to Frederick Smith, Jr.	Incorporated by reference to Exhibit 4.6 to the 8-K filed by the Company on November 22, 2005

4.6	Form of Common Stock Warrant issued to Gary M. De Laurentiis (20,000,000)	Incorporated by reference to Exhibit 4.7 to the 8-K filed by the Company on November 22, 2005

4.7	Conversion of Dormition Skete, Inc. Promissory Notes	Incorporated by reference to Exhibit 4.1 to the 8-K filed by the Company on November 22, 2005

4.8	Conversion of Dormition Skete, Inc. Promissory Note	Incorporated by reference to Exhibit 4.2 to the 8-K filed by the Company on November 22, 2005

10.1	Commitment Letter from the California Integrated Waste Management Board	Incorporated by reference to Exhibit 10.1 to the 10-QSB filed by the Company on November 15, 2004

10.2	Agreement with H. Muehlstein & Co., Inc.	Incorporated by reference to Exhibit 10.2 to the 10-KSB filed by the Company on April 15, 2005

10.3	Business Loan Agreement with the California Integrated Waste Management Board	Incorporated by reference to Exhibit 10.1 to the 10-QSB filed by the Company on August 19, 2005

10.4	Promissory Note with the California Integrated Waste Management Board	Incorporated by reference to Exhibit 10.2 to the 10-QSB filed by the Company on August 19, 2005

10.5	Commercial Security Agreement with the California Integrated Waste Management Board	Incorporated by reference to Exhibit 10.3 to the 10-QSB filed by the Company on August 19, 2005

10.6	Commercial Guarantee with the California Integrated Waste Management Board	Incorporated by reference to Exhibit 10.4 to the 10-QSB filed by the Company on August 19, 2005

10.7	Amendment No. 3 to Patent License Agreement with Honeywell	Incorporated by reference to Exhibit 10.5 to the 10-QSB filed by the Company on August 19, 2005

10.8	Form of Loan Agreement with Capital Growth Equity Fund I, LLC	Incorporated by reference to Exhibit 10.1 to the 10-QSB filed by the Company on December 6, 2005

10.9	Form of Promissory Note with Capital Growth Equity Fund I, LLC	Incorporated by reference to Exhibit 10.2 to the 10-QSB filed by the Company on December 6, 2005

10.10	Form of Common Stock Purchase Warrant with Capital Growth Equity Fund I, LLC	Incorporated by reference to Exhibit 10.3 to the 10-QSB filed by the Company on December 6, 2005

10.11	Form of Loan Agreement with Capital Growth Investors	Incorporated by reference to Exhibit 10.4 to the 10-QSB filed by the Company on December 6, 2005

10.12	Form of Promissory Note with Capital Growth Investors	Incorporated by reference to Exhibit 10.5 to the 10-QSB filed by the Company on December 6, 2005

10.13	Form of Common Stock Purchase Warrant with Capital Growth Equity Fund I, LLC	Incorporated by reference to Exhibit 10.6 to the 10-QSB filed by the Company on December 6, 2005

10.14	Form of Loan Agreement with KW Investors	Incorporated by reference to Exhibit 10.7 to the 10-QSB filed by the Company on December 6, 2005

10.15	Form of Promissory Note with KW Investors	Incorporated by reference to Exhibit 10.8 to the 10-QSB filed by the Company on December 6, 2005

10.16	Form of Common Stock Purchase Warrant with KW Investors	Incorporated by reference to Exhibit 10.9 to the 10-QSB filed by the Company on December 6, 2005

10.17	Form of Common Stock Purchase Agreement with Tiger Paw Capital Corp.	Incorporated by reference to Exhibit 10.10 to the 10-QSB filed by the Company on December 6, 2005

10.18	Form of Investors Rights Agreement with Tiger Paw Capital Corp.	Incorporated by reference to Exhibit 10.11 to the 10-QSB filed by the Company on December 6, 2005

10.19	Form of Right of First Refusal Agreement with Tiger Paw Capital Corp.	Incorporated by reference to Exhibit 10.12 to the 10-QSB filed by the Company on December 6, 2005

10.20	Form of Covenant to Adjust with Tiger Paw Capital Corp.	Incorporated by reference to Exhibit 10.13 to the 10-QSB filed by the Company on December 6, 2005

10.21	Form of Consulting Agreement with Tiger Paw Capital Corp.	Incorporated by reference to Exhibit 10.14 to the 10-QSB filed by the Company on December 6, 2005

10.22	Form of Conditional Approval Letter from California Department of Conservation, Division of Recycling	Incorporated by reference to Exhibit 10.15 to the 10-QSB filed by the Company on December 6, 2005

10.23	Form of Conditional Commitment for Guarantee from California Department of Conservation, Division of Recycling	Incorporated by reference to Exhibit 10.16 to the 10-QSB filed by the Company on December 6, 2005

10.24	Form of Loan Agreement with the Elevation Fund, LLC	Incorporated by reference to Exhibit 10.1 to the 8-K filed by the Company on August 18, 2005

10.25	Form of Promissory Note with the Elevation Fund, LLC	Incorporated by reference to Exhibit 10.2 to the 8-K filed by the Company on August 18, 2005

10.26	Form of Common Stock Purchase Warrant with the Elevation Fund, LLC	Incorporated by reference to Exhibit 10.3 to the 8-K filed by the Company on August 18, 2005

10.27	Form of Security Agreement with the Elevation Fund, LLC	Incorporated by reference to Exhibit 10.4 to the 8-K filed by the Company on August 18, 2005

10.28	Form of Common Stock Purchase Agreement with Doug Froese	Incorporated by reference to Exhibit 10.5 to the 8-K filed by the Company on November 29, 2005

10.29	Form of Investors Rights Agreement with Doug Froese	Incorporated by reference to Exhibit 10.6 to the 8-K filed by the Company on November 29, 2005

10.30	Form of Right of First Refusal Agreement with Doug Froese	Incorporated by reference to Exhibit 10.8 to the 8-K filed by the Company on November 29, 2005

10.31	Form of Covenant to Adjust with Doug Froese	Incorporated by reference to Exhibit 10.7 to the 8-K filed by the Company on November 29, 2005

10.32	Form of Loan Agreement with Ji Y. Baek	Incorporated by reference to Exhibit 10.1 to the 10-QSB filed by the Company on August 14, 2006

10.33	Form of Loan Agreement with Leroy and Lois Goldman	Incorporated by reference to Exhibit 10.1 to the 8-K filed by the Company on September 20, 2006

10.34	Form of Loan Agreement with Arbor Malone, LLC	Incorporated by reference to Exhibit 10.2 and 10.4 to the 8-K filed by the Company on September 20, 2006 and Exhibit 10.1 to the 8-K/A filed by the Company on September 21, 2006

10.35	Form of Loan Agreement with Ji Y. Baek	Incorporated by reference to Exhibit 10.3 to the 8-K filed by the Company on September 20, 2006

10.36	Form of Employment Agreement with Gary De Laurentiis	Incorporated by reference to Exhibit 10.5 to the 8-K filed by the Company on September 20, 2006

10.37	Form of Employment Agreement with Rodney S. Rougelot	Incorporated by reference to Exhibit 10.6 to the 8-K filed by the Company on September 20, 2006

10.38	Form of Settlement and Release Agreement with Rose Waste Systems, Inc. and George Gitschel.	Incorporated by reference to Exhibit 10.7 to the 8-K filed by the Company on September 20, 2006

10.39	Form of Employment Agreement with Mario Sandoval	Incorporated by reference to Exhibit 10.1 to the 8-K filed by the Company on October 23, 2006

10.40	Form of Honeywell Patent License Agreement Amendment 4	Incorporated by reference to Exhibit 10.1 to the 10-QSB filed by the Company on November 20, 2006

10.41	Form of Funding Agreement with Itec Capital Group, LLC	Incorporated by reference to Exhibit 10.2 to the 10-QSB filed by the Company on November 20, 2006

10.42	Form of Mutual Settlement and Release Agreement with Excipio Group, S.A.	Incorporated by reference to Exhibit 10.3 to the 10-QSB filed by the Company on November 20, 2006

10.43	Form of Service Agreement with TSG, LLC	Incorporated by reference to Exhibit 10.4 to the 10-QSB filed by the Company on November 20, 2006

10.44	Form of Engagement Agreement with KW Securities Corp.	Attached. Referenced to Exhibit 10.5 to the 10-QSB filed by the Company on November 20, 2006.

10.45	Form of Restricted Stock Agreement with Rodney S. Rougelot	Incorporated by reference to Exhibit 10.1 to the 8-K filed by the Company on January 5, 2007.

10.46	Form of Consulting Services Agreement with The Otto Law Group, PLLC	Incorporated by reference to Exhibit 10.1 to the S-8 filed by the Company on March 31, 2008.

10.47	Form of Consulting Services Agreement with Gaspers Electric	Incorporated by reference to Exhibit 10.1 to the S-8 filed by the Company on March 31, 2008.

10.48	Form of Consulting Services Agreement with Ladco Electric	Incorporated by reference to Exhibit 10.1 to the S-8 filed by the Company on March 31, 2008.

10.49	Form of Consulting Services Agreement with Millerick Engineering	Incorporated by reference to Exhibit 10.1 to the S-8 filed by the Company on March 31, 2008.

10.50	Form of Consulting Services Agreement with Vertec Biosolvents	Incorporated by reference to Exhibit 10.1 to the S-8 filed by the Company on March 31, 2008.

14	Code of Ethics	Incorporated by reference to Exhibit 14 to the 10-KSB filed by the Company on April 15, 2005.

14.1	Revised Code of Ethics	Incorporated by reference to Exhibit 14.1 to the 10-K filed by the Company on April 15, 2008.

23.1	Consent of Independent Registered Accounting Firm	Attached.

31.1	Certification of CEO pursuant to Section 302 of the Sarbanes-Oxley Act	Attached.

31.2	Certification of CFO pursuant to Section 302 of the Sarbanes-Oxley Act	Attached.

32.1	Certification of CEO pursuant to Section 906 of the Sarbanes-Oxley Act	Attached.

32.2	Certification of CFO pursuant to Section 906 of the Sarbanes-Oxley Act	Attached.

99.1	Audit and Finance Committee Charter	Incorporated by reference to Exhibit 99.1 to the 10-KSB filed by the Company on April 15, 2005

99.2	Compensation and Nominating Committee Charter	Incorporated by reference to Exhibit 99.2 to the 10-KSB filed by the Company on April 15, 2005

99.3	Policy Governing Director Nominations and Security Holder-Board Communications	Incorporated by reference to Exhibit 99.3 to the 10-KSB filed by the Company on April 15, 2005

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

/s/William Whittaker
William Whittaker
Director

/s/Alex Millar
William Whittaker
Director