Form 10-Q
period 2009-06-30
ECO2 PLASTICS INC
filed 2009-08-19
CIK 855372

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (section 232.405 of this chapter) during the preceding 12 months (or such shorter period that the registrant was required to submit and post such files).  Yes [ ] No [X]

Indicate by check mark whether the registrant is a large accelerated filer [ ], an accelerated filer [ ], a non-accelerated filer [ ], or a smaller reporting company [X].

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

The number of shares of the Company's common stock issued and outstanding as of July 31, 2009 is 560,401,057.

PART I - FINANCIAL INFORMATION
Item 1.    Financial Statements

ECO2 Plastics, Inc.
Condensed Balance Sheets
(in thousands, except share and per share data)

	June 30,	December 31,
	2009	2008
Current assets:	(unaudited)
Cash and cash equivalents	$243	$1,577
Accounts receivable, net of allowance of $10	515	318
Inventories	188	48
Prepaid expenses and other current assets	10	-
Total current assets	956	1,943
Property and equipment, net	8,969	9,104
Deferred debt issue costs, net	31	139
Other assets	36	70

Total assets	$9,992	$11,256

Current liabilities:
Accounts payable	$1,949	$1,481
Accounts payable to related parties	122	132
Accrued liabilities	775	651
Convertible notes payable and accrued interest
Due to related parties, net of debt discount of nil and $1,171	-	1,589
Due to others, net of debt discount of nil and $597	-	857
Fair value liability relating to price adjustable warrants	815	-
Current portion of note payable to California Integrated Waste Management Board (CIWMB)	214	209
Participation Certificates obligations issued prior to 2004	354	354
Total current liabilities	4,229	5,273
Non-current liabilities:
Note payable to CIWMB, net of current portion	1,174	1,299
Note payable to City of Riverbank	50	-
Convertible notes payable and accrued interest
Due to related parties, net of debt discount of $7,677 and $3,078	235	41
Due to others, net of debt discount of $2,182 and $324	110	5
Total non-current liabilities	1,569	1,345
Total liabilities	5,798	6,618
Commitments and contingencies (Note 7)
Stockholders' equity:
Preferred stock, $0.001 par value, 1,700,000,000 shares authorized,
Series A convertible, 152,843,414 shares authorized, 149,995,655 and
152,843,414 shares issued outstanding, preference in liquidation $4,585	150	153
Series B-1 convertible, 336,240,039 shares authorized, 328,630,238 shares
issued and outstanding, preference in liquidation $6,573	329	329
Series B-2 convertible, 140,000,000 shares authorized, none issued and outstanding	-	-
Series C convertible, 400,000,000 shares authorized, none issued and outstanding	-	-
Common stock, $0.001 par value, 2,500,000,000 shares authorized,
560,401,057 and 556,453,298 shares issued and outstanding	561	557
Additional paid-in capital	115,927	106,351
Accumulated deficit	(112,773)	(102,752)
Total stockholders' equity	4,194	4,638

Total liabilities and stockholders' equity	$9,992	$11,256

See accompanying notes to condensed financial statements.

ECO2 Plastics, Inc.
Condensed Statements of Operations
(in thousands, except per share data)
(unaudited)

	Three months ended June 30,		Six months ended June 30,
	2009	2008	2009	2008

Revenue	$1,073	$1,410	$1,598	$2,920
Cost of goods sold	644	1,366	906	2,959
Gross margin	429	44	692	(39)
Operating expenses
Plant operations and technology development	1,657	1,960	3,459	3,824
General and administrative, including stock-based
compensation expense of $173 and $351 and $346 and $801	534	1,087	1,313	2,401
Total operating expenses	2,191	3,047	4,772	6,225
Loss from operations	(1,762)	(3,003)	(4,080)	(6,264)
Other income (expense)
Interest expense, including non-cash expense of $1,142
and $502 and $3,290 and $5,000	(1,335)	(690)	(3,716)	(5,569)
Change in fair value liability for price adjustable warrants	(76)	-	(3)	-
Loss on modification of debt	(2,969)	-	(2,969)	-
Excess of fair value of common stock issued in exchange
for notes, interest and accounts payable and warrants	-	-	-	(3,458)
Total other income (expense)	(4,380)	(690)	(6,688)	(9,027)
Loss before income taxes	(6,142)	(3,693)	(10,768)	(15,291)
Income taxes	-	-	-	-
Net loss	(6,142)	(3,693)	(10,768)	(15,291)
Beneficial conversion feature related to Series A and
Series B-1 Convertible Preferred Stock	-	(8,957)	-	(8,957)
Net loss attributable to holders of common stock	$(6,142)	$(12,650)	$(10,768)	$(24,248)

Net loss attributable to holders of common stock
per common share, basic and diluted	$(0.01)	$(0.02)	$(0.02)	$(0.06)

Weighted average shares used in computing net
loss attributible to holders of common stock
per common share, basic and diluted	560,401	543,069	559,247	428,208

See accompanying notes to condensed financial statements.

ECO2 Plastics, Inc.
Condensed Statement of Changes in Stockholders' Equity
For the Six Months Ended June 30, 2009
(in thousands, except share data)

	Convertible Preferred Stock						Additional
	Series A		Series B-1		Common stock		paid-in	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	capital	deficit	Total
Balance at December 31, 2008	152,843,414	$153	328,630,238	$329	556,453,298	$557	$106,351	$(102,752)	$4,638
Cumulative effect of adjustments resulting
from adoption of EITF 07-5							(893)	747	(146)
Adjusted balance at January 1, 2009	152,843,414	153	328,630,238	329	556,453,298	557	105,458	(102,005)	4,492
Stock-based compensation expense							346		346
Shares vested for executive compensation					1,100,000	1	(1)		-
Stock issue costs							(16)		(16)
Preferred stock converted to common stock	(2,847,759)	(3)			2,847,759	3			-
Beneficial conversion feature for convertible
notes issued and modified							10,140		10,140
Net loss								(10,768)	(10,768)
Balance at June 30, 2009	149,995,655	$150	328,630,238	$329	560,401,057	$561	$115,927	$(112,773)	$4,194

See accompanying notes to condensed financial statements.

ECO2 Plastics, Inc.
Condensed Statements of Cash Flows
(in thousands)
(unaudited)

	Six months ended June 30,
	2009	2008
Cash flows from operating activities:
Net loss	$(10,768)	$(15,291)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation and amortization	920	720
Excess of fair value of common stock issued in exchange for
accounts payable, notes payable, accrued interest and warrants	-	3,458
Stock-based compensation	346	812
Change in fair value of price adjustable warrants	3	-
Non-cash interest expense	3,290	5,000
Loss on modification of debt	2,969	-
Changes in operating assets and liabilities:
Accounts receivable	(197)	(121)
Inventory	(141)	247
Accounts payable	494	(889)
Accrued liabilities, including accrued interest	660	437
Other	28	(20)
Net cash used by operating activities	(2,396)	(5,647)
Cash flows from investing activities:
Purchase of property, plant & equipment	(785)	(548)
Net cash used by investing activities	(785)	(548)
Cash flows from financing activities:
Payments on CIWMB note payable	(120)	(119)
Proceeds from issuance of notes payable	2,013	3,595
Repayments of notes payable	-	(475)
Proceeds from issuance of preferred stock	-	4,500
Payments of debt and stock issue costs	(46)	(242)
Net cash provided by financing activities	1,847	7,259
Net increase (decrease) in cash and cash equivalents	(1,334)	1,064
Cash and cash equivalents, beginning of year	1,577	101
Cash and cash equivalents, end of period	$243	$1,165
Supplemental disclosures of cash flow information:
Cash paid for interest	$32	$57
Cash paid for income taxes	$-	$-

Supplemental disclosures of non-cash investing and financing activities:
Debt discount	$10,140	$1,899
Common stock exchanged for notes payable, accrued interest and warrants	$-	$13,031
Common stock exchanged for accounts payable and accrued liabilities	$-	$754
Preferred stock exchanged for notes payable and accrued interest	$-	$7,862
Convertible notes and interest payable terms modified	$7,465	$-
Deferred complensation and accounts payable exchanged for notes payable	$185	$-

See accompanying notes to condensed financial statements.

ECO2 Plastics, Inc.
Notes to Condensed Financial Statements
As of June 30, 2009
(unaudited)

Note 1. Description of Business and Summary of Significant Accounting Policies

Organization and business – ECO2 Plastics, Inc., (“ECO2” or the “Company”) was incorporated under the laws of the State of Delaware in 2000, and formed for purposes of acquiring certain patented technology and development of a worldwide market.   We have developed a unique and revolutionary process referred to as the Eco2TM Environmental System (the “Eco2 Environmental System”). The Eco2 Environmental System cleans post-consumer plastics, without the use of water, at a cost savings versus traditional methods (the “Process”). This Process is both patented and patent-pending and is licensed from Honeywell Federal Manufacturing & Technologies, LLC (“Honeywell”) and the Department of Energy on an exclusive basis for the patent life. Since our inception, we have invested in the development of the technology and equipment comprising the Eco2 Environmental System, which includes a Process Patent granted in 2007. This included building several scaled up versions of the Prototype Eco2 Environmental System (the “Prototype”), testing of the Prototypes, building a pilot plant, evaluating the product produced by the Prototype and real-time testing. Our first full scale production facility was constructed in Riverbank, California and is producing saleable product and ramping up as we further develop the Process.  Our goal is to build and operate plastic recycling plants in the USA that utilize the Eco2 Environmental System and to expand the Eco2 Environmental System worldwide. Our growth strategy includes organic growth, strategic acquisitions and licensing or partnership agreements.

Business risks and uncertainties – We operate in the evolving field of plastics materials recycling and our business is reliant on our licensing of technology from Honeywell. New developments could both significantly and adversely affect existing and emerging technologies in the field. Our success in developing additional marketable products and processes and achieving a competitive position will depend on, among other things, our ability to attract and retain qualified management personnel and to raise sufficient capital to meet our operating and development needs. There can be no assurance that we will be successful in accomplishing our objectives.

Basis of presentation and going concern - The accompanying condensed financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate our continuation as a going concern. Since inception, we have reported losses, operating activities have used cash, and we have a working capital deficit that raises substantial doubt about our ability to continue as a going concern. We reported a net loss of approximately $10.8 million for the six months ended June 30, 2009 and $24.0 million for the year ended December 31, 2008, and operating activities used cash of approximately $2.4 million during the six months ended June 30, 2009 and $9.9 million during the year ended December 31, 2008.  At June 30, 2009, we had a working capital deficit of $3.3 million and accumulated losses from inception of $112.8 million.

As a result of our new production technology beginning to come online, and to reduce plant operating costs and use of cash during the ramp-up period, we decided to direct most production to new technology equipment and accordingly reduced operations of prior technology production equipment.  As a result, in November 2008, we terminated approximately 85 employees and reduced our workforce to approximately 35 employees.  In April 2009, we began to increase our work force as production volumes increased.

At June 30, 2009, we had cash and cash equivalents of approximately $243,000 and do not have sufficient cash to meet our needs for the next twelve months.  During the three months ended June 30, 2009, we received cash of approximately $2.0 million primarily from existing investors in connection with the issuance of 8% convertible notes payable due in June 2012, convertible into shares of (to be designated) Series D Convertible Preferred Stock at $0.0017 per share.  Additionally, in connection with this fund-raising, certain terms of notes payable convertible into shares of our Series C Convertible Preferred Stock of $4.0 million due in March 2009 and $3.5 million due in December 2011, were modified such that the maturity date was changed to June 2012 and the per share conversion price was changed from $0.015 to $0.004 per share.

Our Board of Directors and Chief Executive Officer continue to be actively involved in discussions and negotiations with investors in order to raise additional funds to finance Process improvements and other equipment, and to provide adequate working capital for operations with a near-term goal of generating positive cash flow from operations. There is no assurance that continued financing proceeds will be obtained in sufficient amounts necessary to meet our needs. In view of these matters, continuation as a going concern is dependent upon our ability to meet our financing requirements, raise additional capital, and the future success of our operations.  The accompanying financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that may result from our possible inability to continue as a going concern.

Interim financial statements – The accompanying unaudited condensed financial statements and related notes are presented in accordance with the rules and regulations of the Securities and Exchange Commission with regard to interim financial information.  Accordingly, the condensed financial statements do not include all of the information and notes to financial statements required by accounting principles generally accepted in the United States of America for complete financial statements.  In the opinion of our management, all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation of our financial position, results of operations and cash flows for the interim periods presented have been included.  Results of operations for the June 30, 2009 interim periods are not necessarily indicative of the results to be expected for the entire fiscal year ending December 31, 2009 or for any other future interim period.  The accompanying unaudited interim condensed financial statements should be read in conjunction with the audited annual financial statements included in our December 31, 2008 Annual Report on Form 10-K.

Summary of Significant Accounting Policies - Significant accounting policies used in preparation of our financial statements are disclosed in notes to our audited annual December 31, 2008 financial statements.  A condensed summary of disclosures regarding certain of such policies are set forth below.

Use of estimates in the preparation of financial statements - Preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates. The more significant accounting estimates inherent in the preparation of our financial statements include estimates as to the depreciable lives of property and equipment, valuation and impairment of long-lived assets, valuation of accounts receivable and inventories, valuation and classification of equity related instruments and derivatives issued and issuable, and valuation allowance for deferred income tax assets.

Cash and cash equivalents – We consider deposits that can be redeemed on demand and investments that have original maturities of less than three months when purchased to be cash equivalents.

Contingencies - Certain conditions may exist as of the date our financial statements are issued, which may result in a loss, but which will only be resolved when one or more future events occur or fail to occur. Our management and legal counsel assess such contingent liabilities, and such assessment inherently involves an exercise of judgment. In assessing loss contingencies related to legal proceedings that are pending against us or unasserted claims that may result in such proceedings, our legal counsel evaluates the perceived merits of any legal proceedings or unasserted claims as well as the perceived merits of the amount of relief sought or expected to be sought therein. If the assessment of a contingency indicates that it is probable that a liability has been incurred and the amount of the liability can be reasonably estimated, then the estimated liability would be accrued in our financial statements. If the assessment indicates that a potentially material loss contingency is not probable but is reasonably possible, or is probable but cannot be reasonably estimated, then the nature of the contingent liability, together with an estimate of the range of possible loss if determinable would be disclosed.

Fair value of financial instruments - We measure our financial assets and liabilities in accordance with generally accepted accounting principles. For certain of our financial instruments, including cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities, the carrying amounts approximate fair value due to their short maturities. Amounts recorded for notes payable, net of discount, also approximate fair value because current interest rates available to us for debt with similar terms and maturities are substantially the same.

Effective January 1, 2008, we adopted SFAS No. 157, “Fair Value Measurements” (“SFAS 157”), for financial assets and liabilities. Adoption of SFAS 157 did not have a material impact on our results of operations, financial position or liquidity. This standard defines fair value, provides guidance for measuring fair value and requires certain disclosures. This standard does not require any new fair value measurements, but rather applies to all other accounting pronouncements that require or permit fair value measurements. This standard does not apply measurements related to share-based payments. SFAS 157 discusses valuation techniques, such as the market approach (comparable market prices), the income approach (present value of future income or cash flow), and the cost approach (cost to replace the service capacity of an asset or replacement cost). The statement utilizes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value into three broad levels. The following is a brief description of those three levels:

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

We currently measure and report at fair value cash and cash equivalents and fair value liability for price adjustable warrants.  Our cash and cash equivalents are recorded at fair value as determined through market, observable and corroborated sources. The fair value liability for price adjustable warrants has been recorded as determined utilizing Black-Scholes option pricing model.  The following table summarizes our financial assets and liabilities measured at fair value on a recurring basis in accordance with SFAS 157 as of June 30, 2009 (in thousands):

		Quoted prices in	Significant	Significant
	Balance at	active markets for	other observable	Unobservable
	June 30, 2009	identical assets	inputs	inputs
Assets:		(Level 1)	(Level 2)	(Level 3)
Cash	$243	$243	$-	$-
Total financial assets	$243	$243	$-	$-

Liabilities:
Fair value liability for price adjustable warrants	$815	$-	$-	$815
Total financial liabilities	$815	$-	$-	$815

Following is a roll forward for the six months ended June 30, 2009 of the fair value liability of price adjustable warrants, as to which fair value is determined by Level 3 inputs (in thousands):

Beginning balance at January 1, 2009	$146
Fair value of adjustment for price adjustable warrants	666
Change in fair value included in net loss	3
Ending balance at June 30, 2009	$815

Accounting for derivatives – We evaluate our convertible debt, options, warrants or other contracts to determine if those contracts or embedded components of those contracts qualify as derivatives to be separately accounted for under Statement of Financial Accounting Standards 133 “Accounting for Derivative Instruments and Hedging Activities” and related interpretations including EITF 00-19 “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock”.   The result of this accounting treatment is that under certain circumstances the fair value of the derivative is recorded as a liability and marked-to-market each balance sheet date.  In the event that the fair value is recorded as a liability, the change in fair value is recorded in the statement of operations as other income or expense.  Upon conversion or exercise of a derivative instrument, the instrument is marked to fair value at the conversion date and then that fair value is reclassified to equity. Equity instruments that are initially classified as equity that become subject to reclassification under SFAS 133 are reclassified to liability at the fair value of the instrument on the reclassification date.

Revenue recognition - We recognize revenue when there is persuasive evidence of an arrangement, the product has been delivered to the customer, the sales price is fixed or determinable, and collectability is reasonably assured. We recognize revenues from sales of recycled products upon shipment to customers.  Amounts received in advance of when products are delivered are recorded as accrued liabilities.  Research or other types of grants from governmental agencies or private organizations are recognized as revenues if evidence of an arrangement exists, the amounts are determinable and collectability is reasonably assured with no further obligations or contingencies remaining.

Cost of goods sold – Cost of goods sold includes the cost of raw materials processed and sold.

Basic and diluted net loss attributable to holders of common stock per common share - Basic net loss attributable to holders of common stock per common share is computed by dividing net loss attributable to holders of common stock, which is the net loss less the beneficial conversion feature related to Series A and Series B-1 Convertible Preferred Stock, by the weighted-average number of common shares outstanding during the period. Diluted net loss per common share is determined using the weighted-average number of common shares outstanding during the period, adjusted for the dilutive effect of common stock equivalents, consisting of shares that might be issued upon exercise of common stock options, warrants, convertible promissory notes or convertible preferred stock. In periods where losses are reported, the weighted-average number of common shares outstanding excludes common stock equivalents, because their inclusion would be anti-dilutive.  Computations of net loss per share for the interim periods ended June 30, 2009, exclude 382,058,677 shares issuable upon exercise of outstanding and issuable warrants to purchase common stock, 3,135,641,941 shares issuable upon conversion of outstanding convertible notes payable and 478,625,893 shares issuable upon conversion of outstanding convertible preferred stock. Computations of net loss attributable to holders of common stock per share for the interim periods ended June 30, 2008, exclude 54,382,297 shares issuable upon exercise of outstanding and issuable warrants to purchase common stock, and 489,083,464 shares issuable upon conversion of outstanding convertible preferred stock. These common stock equivalents could have the effect of decreasing diluted net income per share in future periods.

Recent accounting pronouncements - In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements – an amendment of Accounting Research Bulletin No. 51” (“SFAS 160”), which establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable to the parent and to the noncontrolling interest, changes in a parent’s ownership interest and the valuation of retained non-controlling equity investments when a subsidiary is deconsolidated. The Statement also establishes reporting requirements that provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the non-controlling owners. SFAS 160 is effective for fiscal years beginning after December 15, 2008. We adopted SFAS 160 effective January 1, 2009, and there was no effect of adoption.  In the absence of possible future investments, application of SFAS 160 will have no effect on our financial statements.

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities – an amendment of SFAS No. 133. This statement changes the disclosure requirements for derivative instruments and hedging activities. SFAS No. 161 requires enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. We do not use derivative financial instruments nor do we engage in hedging activities.  SFAS No. 161 is effective beginning January 1, 2009. We adopted SFAS 161 effective January 1, 2009, and there was no effect upon adoption.

In May 2008, the FASB released FSP APB 14-1 Accounting for convertible Debt Instruments That May Be Settled in Cash upon Conversion (including Partial Cash Settlement).  This FSP is effective for financial statements issued for fiscal periods beginning after December 15, 2008 and changes the accounting for convertible debt instruments that permit or require the issuer to pay cash upon conversion.  Under the FSP, the issuer will no longer account for the convertible debt entirely as a liability.  Instead the issuer will allocate the proceeds from the issuance of the instrument between liability and equity.  The resulting debt discount, (the difference between the principal amount of the debt and the amount allocated to the liability component), is subsequently amortized to interest expense over the instrument’s expected life using the interest method. The guidance in this FSP shall not be applied retrospectively to instruments within its scope that were not outstanding during any of the periods that will be presented in annual financial statements for the period of adoption but were outstanding during an earlier period.  We adopted guidance provided in this FSP effective January 1, 2009, and there was no effect upon adoption.

In June 2008, the Emerging Issues Task Force of the FASB issued EITF Issue No. 08-4, Transition Guidance for Conforming Changes to Issue No. 98-05 (“EITF 08-4”), which is effective for fiscal years ending after December 15, 2008, with earlier application permitted.  EITF 08-4 provides for, among other things, revisions to certain provisions of EITF 98-05, including nullification of guidance under EITF 98-05 that upon conversion, unamortized discounts for instruments with beneficial conversion features should be included in the carrying value of the convertible security that is transferred to equity at the date of conversion.  This nullification was made to update guidance to acknowledge the issuance of EITF Issue No. 00-27, which revised accounting guidance to require immediate recognition of interest expense for the unamortized discount.  In accordance with EITF 08-4 transition guidance, we retrospectively applied the accounting guidance of EITF 00-27.  During 2008, certain convertible promissory notes payable were exchanged for shares of our common stock, and as a result of adoption of EITF 00-27 accounting guidance the remaining unamortized debt discount of approximately $2.2 million was recognized as interest expense.  There was no cumulative effect for periods prior to 2008.

In June 2008, the Emerging Issues Task Force of the FASB issued EITF Issue No. 07-5, “Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity’s Own Stock” (“EITF 07-5”), which is effective for fiscal years ending after December 15, 2008, with earlier application not permitted by entities that have previously adopted an alternative accounting policy. The adoption of EITF 07-5’s requirements affects accounting for convertible instruments and warrants with provisions that under certain circumstances protect holders from declines in the stock price (“down-round” provisions). Warrants with such provisions will no longer be recorded in equity. EITF 07-5 guidance is to be applied to outstanding instruments as of the beginning of the fiscal year in which the EITF 07-5 is applied. The cumulative effect of the change in accounting principle is recognized as an adjustment to the opening balance of accumulated deficit for the year of adoption, presented separately. The cumulative-effect adjustment is the difference between the amounts recognized in the statement of financial position before initial application of EITF 07-5 and the amounts recognized in the statement of financial position upon its initial application. Amounts recognized in the statement of financial position as a result of the initial application are determined based on the amounts that would have been recognized if the guidance in EITF 07-5 had been applied from the issuance date of the instrument. Effective January 1, 2009, we adopted EITF 07-5.  In connection with warrants issued in prior years, the financial reporting (non-cash) effect of initial adoption of this accounting pronouncement resulted in a cumulative effect of change in accounting principle of approximately $146,000, based on a per share price of $0.02 at December 31, 2008, which decreased additional paid-in capital by $893,000 and decreased accumulated deficit by $747,000 and recorded a fair value liability for price adjustable warrants of $146,000. The fair value liability is revalued quarterly utilizing Black-Scholes valuation model computations with the increase or decrease in fair value being reported in the statement of operations as other income (expense).  During the three and six months ended June 30, 2009, the fair value increased $76,000 and $3,000, based on a closing per share price of $0.019 per share at June 30, 2009, which increased net loss. Weighted average assumptions used in Black Scholes computations were expected lives of 1 to 8 years, volatility rates of 130% to 165%, risk-free interest rates of .6% to 3.4% and dividend rate of nil.

In April 2009, the FASB released FSP FAS No. 107-1 and APB 28-1, Interim Disclosures About Fair Value of Financial Instruments, which amends SFAS No. 107, Disclosures About Fair Value of Financial Instruments, and Accounting Principles Board (“APB”) Opinion No. 28, Interim Financial Reporting, to require disclosures about the fair value of financial instruments for interim reporting periods, effective for reporting periods ending after June 15, 2009.  We have incorporated required disclosures effective for the June 30, 2009 financial statements with no effect on our financial position, results of operations or cash flows.

In May 2009, the FASB issued SFAS No. 165, Subsequent Events (“SFAS 165”). SFAS 165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued.  In particular, SFAS 165 sets forth the period after the balance sheet date during which management should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date, and the disclosures that should be made about such events or transactions.  SFAS 165 is effective for reporting periods ending after June 15, 2009, and should not result in significant changes in subsequent events that an entity reports, either through recognition or disclosure, in financial statements.  Among other things, this statement requires disclosure of the date through which an entity has evaluated subsequent events and the basis for that date, that is, whether that date represents the date the financial statements were issued or were available to be issued. We have incorporated required disclosures effective for the June 30, 2009 financial statements, which have had no effect on our financial position, results of operations or of cash flows.

Note 2.                      Inventories

Inventories consist of the following (in thousands):

	June 30,	December 31,
	2009	2008

Raw materials	$67	$13
Finished Good	121	35
Total	$188	$48

Note 3.  Concentrations and Major Customers

Technology License – Our business is reliant on licensing of technology from Honeywell.  Pursuant to terms of a license agreement we entered into with Honeywell, as amended, we obtained exclusive, nontransferable, worldwide license rights for the life of the underlying patent to practice the methods and to make, use, and sell the products and/or services and to certain sublicense rights, which are covered by the proprietary rights, limited to the field of use of separating and recovering motor oil from high density polyethylene plastic. Under this agreement, we are required to pay royalties at a rate of $0.005 per pound of recycled plastics sold, with minimum annual royalties of $200,000 for 2008 and $300,000 for 2009 and years thereafter.  Honeywell may terminate this agreement in the event of, among other things, the nationalization of the industry which encompasses any products or services, any suspension of payments under the terms of the agreement by government regulation, a substantial change in our ownership (whether resulting from merger, acquisition, consolidation or otherwise), another company or person acquiring control of the Company, or the existence of a state of war between the United States and any country where we  have a license to manufacture products or provide services.

Cash in excess of federally insured limits - Cash and cash equivalents are maintained at financial institutions and, at times, balances may exceed federally insured limits.  We have never experienced any losses related to these balances.  There were no amounts on deposit in excess of federally insured limits at June 30, 2009.

Major Customers – Our revenues are received from certain major customers.  The loss of major customers could potentially create a significant hardship for us.  During the three and six months ended June 30, 2009, revenues from customers, which during some interim periods exceed 10% of total revenues are summarized as follows (dollars in thousands):

	Three months ended June 30,				Six months ended June 30,
	2009		2008		2009		2008
	Revenues	%	Revenues	%	Revenues	%	Revenues	%
Customer A	$608	57%	$8	1%	$949	59%	$8	0%
Customer B	-	0%	373	26%	-	0%	445	15%
Customer C	37	3%	199	14%	53	3%	928	32%
Customer D	128	12%	448	32%	128	8%	645	22%
Customer E	12	1%	118	8%	19	1%	419	14%
Customer F	108	10%	36	3%	156	10%	152	5%
Customer G	125	12%	17	1%	173	11%	164	1%

As further described in Note 7, Customer A is an owner of a relatively significant amount of our convertible notes and warrants  and its managing director is a member of our Board of Directors.

Note 4.  Notes Payable and Convertible Notes Payable

We are obligated to the California Integrated Waste Management Board (“CIWMB”) pursuant to terms of a Promissory Note, which bears interest at 4.25% per annum with principal and interest monthly payments of approximately $22,500 until fully paid in May 2015. Pursuant to terms of a Security Agreement, among other things, the promissory note is collateralized by equipment purchased for the recycling plant, and a secondary security interest in our other machinery and equipment and other assets.

In April 2009, we received $50,000 cash from the City of Riverbank, California pursuant to a note payable due October 2013 with interest payable annually in March at an annual rate of 4%.

Convertible notes payable and related accounts at June 30, 2009, consist of the following (in thousands):
		Accrued	Unamortized
	Notes	interest	debt discount	Total
Series C convertible promissory notes due June 2012
Due to related parties	$5,746	$406	$(5,976)	$176
Due to others	1,719	163	(1,785)	97
Subtotal	7,465	569	(7,761)	273
Series D convertible promissory notes, due June 2012
Due to related parties	1,750	10	(1,701)	59
Due to others	408	2	(397)	13
Subtotal	2,158	12	(2,098)	72
Total	$9,623	$581	$(9,859)	$345

Series D Convertible Promissory Notes, due June 2012 – During the three months ended June 30, 2009, pursuant to terms of a convertible note purchase agreement we entered into with holders of the majority of our existing outstanding Series C convertible notes payable, we received cash of approximately $2.0 million and retired $150,000 of deferred compensation due to our chief executive officer and approximately $35,000 of accounts payable to two service providers, and in exchange we issued approximately $2.2 million of convertible notes payable, which bear interest at 8% and are due, together with accrued interest, in June 2012 (the “Series D Notes”). The Series D Notes are convertible into shares of our (to be designated) Series D Convertible Preferred stock, and upon written election at the discretion of holders of 60% or more of the aggregate principal amount of Series D Notes then outstanding, the entire principal amount of such notes, together with all accrued interest shall be converted at a price per share equal to $0.0017 (subject to appropriate adjustment for all stock splits, subdivisions, combination, recapitalizations and the like).  The to be newly designated Series D Convertible Preferred stock shall have rights, preferences and privileges substantially similar to those of the Company’s Series C Preferred stock, except that the liquidation preference shall be senior to the Series C, Series B and Series A preferred stock, at a price per share equal to $0.0017 (subject to appropriate adjustment for all stock splits, subdivisions, combination, recapitalizations and the like).  We have pledged as collateral pursuant to terms of a Security Agreement substantially all of our assets, subject only to a security interest granted to CIWMB.  We recorded debt discount of approximately $2.2 million relating to the beneficial conversion feature of Series D Notes, of which $60,000 was amortized to interest expense during the three months ended June 30, 2009, with the remainder to be amortized approximately $360,000 during the remainder of 2009, $720,000 in each of 2010 and 2011 and $300,000 in 2012.  Pursuant to terms of a Second Amended and Restated Subordination and Intercreditor Agreement (the “Intercreditor Agreement”) Series C Convertible Notes are subordinate to Series D Notes.

Amendment and restatement of conversion price and maturity date of Series C Convertible Notes – In connection with the above-described convertible note purchase agreement, among other things, we restated and amended certain terms of the Series C Convertible Notes, such that the conversion rate into which the notes are convertible into shares of our Series C Convertible Preferred Stock was revised from $0.015 to $0.004 per share, and the maturity date of the notes, together with accrued interest, was extended to June 2012.  Generally accepted accounting principles provides that an exchange of debt instruments with substantially different terms should be accounted for as a debt extinguishment, and that a substantial modification of terms of a debt instrument should be accounted for like that of an exchange of debt instruments with substantially different terms.  Further guidance is provided with respect to what is considered to be substantially different to include, among others, that a substantial modification has occurred if the change in the fair value of the embedded conversion feature (calculated as the difference between the fair value of the embedded conversion feature immediately before and after the modification) is at least 10% of the carrying amount of the original debt instrument immediately prior to the modification.  The carrying amount, or net book value, of the modified debt and related accounts approximated $5.2 million immediately prior to the modification and the change in fair value of the embedded conversion feature exceeded 10% of the net book value.  Accordingly, the modification is accounted for as a debt extinguishment which involves writing off unamortized debt discount and debt issue costs and recording a debt discount for the modified notes.

As a result, we recorded a loss on modification of debt of approximately $3.0 million, representing the write-off of unamortized debt discount and deferred debt issue costs of the notes prior to modification of terms and also recorded a debt discount of approximately $8.0 million relating to the beneficial conversion feature of the modified notes.  During the six months ended June 30, 2009, approximately $222,000 of the discount was amortized to interest expense, with the remainder to be amortized approximately $1.3 million during the remainder of 2009, $2.6 million in each of 2010 and 2011, and $1.3 million in 2012.

Series C Convertible Promissory Notes, originally due March 2009 – During 2008, we received cash of approximately $3.9 million and a promissory note with related accrued interest totaling approximately $101,000 and in exchange issued convertible notes payable due March 31, 2009 of approximately $4.0 million and warrants to purchase approximately 134 million shares of our common stock at a per share price of $0.015 that expire in April 2015.  The notes bear interest at 15%, with interest payable upon maturity, and are convertible into shares of our common stock, and upon written election at the discretion of holders of 60% or more of the aggregate principal amount of these notes then outstanding, the entire principal amount of such notes, together with all accrued interest shall be converted into shares  of our Series C Convertible Preferred Stock at a price per share equal to $0.015 (subject to appropriate adjustment for all stock splits, subdivisions, combination, recapitalizations and the like).  We have pledged as collateral pursuant to terms of a Security Agreement, as amended and restated, substantially all of our assets, subject only to a security interest granted to CIWMB.  Debt discount relating to these notes approximated $4.0 million, of which approximately $2.2 million was amortized to interest expense during 2008, with the remainder of $2.8 million amortized to interest expense during the three months ended March 31, 2009.  The fair value of warrants was computed using a Black-Scholes option pricing model with the following assumptions:  contractual term of 6.5 years, volatility of 156% (historical), zero dividends and interest rate of approximately 3.1%.

In connection with issuance of Series C Convertible Promissory Notes due December 2011, upon written election of holders of more than 65% of the aggregate principal amount of Series C Convertible Promissory Notes due March 2009 then outstanding, pursuant to terms of an Amended and Restated Subordination and Intercreditor Agreement the notes originally due in 2009 are subordinated to the notes due in 2011 and no payments of principal or interest will be made until the notes due in 2011 are retired.  Subsequent to March 31, 2009, terms of the notes due March 31, 2009 became the same as Series C Convertible Promissory Notes due December 2011, except that the notes originally due in March 2009 remain subordinate to notes originally due in December 2011 (together, both issuances are referred to as “Series C Convertible Notes” and both were further modified with the Series D Notes purchase agreement described above).

Series C Convertible Promissory Notes, originally due December 2011 - Additionally, in 2008, we received cash of approximately $3.4 million and an amount due to an officer for deferred compensation of $50,000 and in exchange issued convertible notes payable due in December 2011of approximately $3.5 million and warrants to purchase approximately 115 million shares of our common stock at a per share price of $0.015 that expire in April 2015.  The notes bear interest at 8%, with interest payable upon maturity.   The Convertible Notes due December 2011 are convertible into shares of our Series C Convertible Preferred stock, and upon written election at the discretion of holders of 70% or more of the aggregate principal amount of Convertible Notes due December 2011 then outstanding, the entire principal amount of such notes, together with all accrued interest shall be converted at a price per share equal to $0.015 (subject to appropriate adjustment for all stock splits, subdivisions, combination, recapitalizations and the like).  We have pledged as collateral pursuant to terms of a Security Agreement, as amended and restated, substantially all of our assets, subject only to a security interest granted to CIWMB.  Debt discount relating to these notes approximated $3.5 million, of which approximately $46,000 was amortized to interest expense during 2008, and $476,000 was amortized to interest expense during 2009.  The fair value of warrants was computed using a Black-Scholes option pricing model with the following assumptions: contractual term of 6.3 years, volatility of 151% (historical), zero dividends and interest rate of approximately 1.5%.  These notes were further modified with the Series D Notes purchase agreement described above.   In connection with modification of terms of these notes, the remaining unamortized debt discount of $2.9 million was written off as part of recording the loss on modification of debt.

Issuance of Common Stock in exchange for Notes Payable and Warrants – During the three months ended March 31, 2008, we issued approximately 243.9 million shares of our common stock in exchange for full satisfaction of all then outstanding convertible notes payable, which approximated $13.2 million and related accrued interest of approximately $1.7 million, and the return of outstanding warrants to purchase approximately 38.6 million shares of our common stock having an exercise price of $0.06 per share and expiring in April 2015, which such warrants were acquired when the notes were issued.  The total number of shares issued was in excess of what would have been received had the notes been converted according to original terms.  We accounted for this transaction pursuant to Statement of Financial Accounting Standards No. 84 “Induced Conversions of Convertible Debt—an amendment of APB Opinion No. 26 “, and accordingly, the excess of fair value of consideration issued over the fair value of what would have been received has been recorded as a loss of approximately $2.8 million.

Issuance of Convertible Preferred Stock in exchange for notes payable - During the three months ended June 30, 2008, holders of notes payable, which had an outstanding principal amount of approximately $7.5 million and related accrued interest payable of $525,000, exchanged such notes and accrued interest for 152,843,413 shares of our Series A Convertible Preferred Stock and 111,240,040 shares of our Series B-1 Convertible Preferred Stock.  The unamortized balance of deferred debt discount relating to the notes of $201,000 was written off upon the transaction with the offset decreasing additional paid in-capital.

At June 30, 2009, aggregate maturities of notes payable were as follows (in thousands):

		City of	Convertible
Year ending December 31	CIWMB	Riverbank	Notes	Total
2009	$106	$-	$-	$106
2010	219	-	-	219
2011	229	-	-	229
2012	240	-	9,623	9,863
2013	249	50	-	299
Thereafter	345	-		345
	$1,388	$50	$9,623	$11,061

Note 5. Preferred Stock, Common Stock and Stock Warrants

Authorized Shares – We have authorized Four Billion Two Hundred Million (4,200,000,000) shares of capital stock, of which Two Billion Five Hundred Million (2,500,000,000) shares are classified as common stock and One Billion Seven Hundred Million (1,700,000,000) shares are classified as preferred stock, of which we have designated and authorized 152,843,413 shares as Series A Preferred Stock (the “Series A Preferred Stock”), 336,240,040 shares as Series B-1 Convertible Preferred Stock (the “Series B-1 Preferred Stock”), 140,000,000 shares as Series B-2 Convertible Preferred Stock (the “Series B-2 Preferred Stock”, and together with the Series B-1 Preferred Stock, the “Series B Preferred Stock”), and 400,000,000 shares as Series C Convertible Preferred Stock (the “Series C Preferred Stock”).  See Note 8 – Subsequent Events regarding proposed reverse stock split and changes in designations of preferred stock.

 Preferred Stock – In connection with the June 2009 convertible note purchase agreement as previously described, a new series of convertible preferred stock will be designated.  The to be newly designated Series D Convertible Preferred stock shall have rights, preferences and privileges substantially similar to those of the Company’s Series C Preferred stock, except that the liquidation preference shall be senior to the Series C, Series B and Series A preferred stock, at a price per share equal to $0.0017 (subject to appropriate adjustment for all stock splits, subdivisions, combination, recapitalizations and the like).  A summary of the significant rights and privileges of the Series A Preferred Stock, Series B Preferred Stock and Series C Preferred Stock (together, the Preferred Stock”) is as follows:

Dividends - Holders of Preferred Stock shall be entitled to receive, on a pari passu basis, when, as and if declared by the Board of Directors, out of any of our assets legally available therefore, dividends at a  rate of 5% of the Original Issue Price of such share of Preferred Stock (in each case, as adjusted for any stock dividends, combinations, splits, recapitalizations and the like with respect to such shares) per annum prior and in preference to the holders of our common stock, and in preference to the holders of any of our other equity securities that may from time to time come into existence to which the Preferred Stock ranks senior (such junior securities, together with our common stock, “Junior Securities”).  No dividends will be paid on Junior Securities in any year unless such dividends of the Preferred Stock are paid in full or declared and set apart.  Additionally, whenever we pay a dividend on our common stock, each holder of a share of Preferred Stock shall be entitled to receive, at the same time the dividend is paid on the common stock, a dividend equal to the amount that would have been paid in respect of the common stock issuable upon conversion of such share of Preferred Stock.  As of June 30, 2009, no dividends have been declared.

Liquidation - In the event of a voluntary or involuntary liquidation, dissolution, or winding up of the Company, holders of Series D Preferred Stock (to be designated as described above) are entitled to be paid out first, prior and in preference to any distribution of any of the assets of the Company to holders of our Series C Preferred Stock,  Series B-1 Preferred Stock, Series A Preferred Stock, common stock or any of our other stock ranking junior to the Series D Preferred Stock, an amount per share equal to the Original Issue Price of $0.0017 per share of Series D Preferred Stock, plus all declared and unpaid dividends on such shares. After payment of the full liquidation preference of the Series D Preferred Stock, if assets or surplus funds remain, holders of Series C Preferred Stock shall be entitled to be paid out first, prior and in preference to any distribution of any of the assets of the Company to holders of our Series B Preferred Stock, Series A Preferred Stock or our common stock  or any other of our stock ranking junior to the Series C Preferred Stock, an amount per share equal to the Original Issue Price of $0.015 per share, plus all declared and unpaid dividends on such shares.   After payment of the full liquidation preference of the Series C Preferred Stock, if assets or surplus funds remain, holders of Series B Preferred Stock shall be entitled to be paid out first, prior and in preference to any distribution of any of the assets of the Company to holders of our Series A Preferred Stock or our common stock,  or any other of our stock ranking junior to the Series B Preferred Stock, an amount per share equal to the Original Issue Price of $0.02 per share, plus all declared and unpaid dividends on such shares.   After payment of the full liquidation preference of the Series B Preferred Stock, if assets or surplus funds remain, holders of Series A Preferred Stock shall be entitled to be paid out first, prior and in preference to any distribution of any of the assets of the Company to holders of our common stock,  or any other of our stock ranking junior to the Series A Preferred Stock, an amount per share equal to the Original Issue Price of $0.03 per share, plus all declared and unpaid dividends on such shares.

Redemption – The Preferred Stock are not redeemable, except that, in the event of a Change of Control (as defined), holders of a majority of the then outstanding shares of Series A Preferred Stock and/or Series B Preferred Stock and/or Series C Preferred Stock and/or Series D Preferred Stock (when designated) separately as four groups, can require redemption of the Series A Preferred Stock and/or Series B Preferred Stock and/or Series C Preferred Stock and/or Series D Preferred Stock, as the case might be, at a redemption price per share equal to the amount per share to which such holder would be entitled upon a liquidation, dissolution or winding up of the Company.  A “Change of Control”, as defined, means (i) the beneficial acquisition by any person or group of 45% or more of the voting power of our outstanding common stock, (ii) the occupancy of a majority of Board seats by persons other than the directors occupying such seats as of the date of the initial issuance of shares of Series B Preferred Stock (the “Current Directors”) or persons nominated by Current Directors or their nominated successors, or (iii) there shall occur a change in our Chief Executive Officer without the consent of holders of a majority of the outstanding shares of Series B Preferred Stock.  A Change of Control will be treated as a liquidation, dissolution or winding up of the affairs of the Company with respect to certain matters, except as otherwise agreed by holders of a majority of the then outstanding Series B Preferred Stock and/or Series C Preferred Stock.

Preferred Stock Issued for Cash and Exchange of Debt and Other Securities – In June 2008, we issued (i) 165 million shares of our Series B-1 Preferred Stock for $3.3 million cash, (ii) approximately 152.8 million shares of our Series A Preferred Stock and 111.2 million shares of our Series B-1 Preferred Stock in exchange for outstanding promissory notes having a principal balance of approximately $7.5 million and related accrued interest payable of $525,000, and (iii) 60 million shares of our Series B-1 Preferred Stock in exchange for shares of our “old” preferred series A preferred stock, which was issued in exchange for $1.2 million cash received during April and May 2008, and which such series was eliminated upon exchange.   The fair value of shares of common stock that preferred shares are convertible into exceeded the recorded value of notes and accrued interest exchanged and cash received by approximately $9.0 million; this beneficial conversion feature is presented in a manner similar to that of a constructive dividend, increasing the net loss in the computation of net loss per share attributable to holders of common stock for the interim periods ended in June 2008.  In connection with terms of the First Amendment to Securities Subscription Agreement pertaining to the purchase of Series A and B Preferred Stock, we granted to certain purchasers rights to purchase up to an aggregate of 140 million shares of our Series B-2 Convertible Preferred Stock on or prior to March 31, 2009 at a price of $0.0175 per share; the rights to which expired unexercised.

Common Stock Issued for Conversion of Preferred Stock – During the six months ended June 30, 2009, there were 2,847,759 shares of Series A Preferred Stock converted into that same number of shares of our common stock.

Common Stock Issued Upon Induced Conversion of Debt and Exchange of Warrants - During the six months ended June 30, 2008, we issued approximately 243.9 million shares of our common stock in exchange for full satisfaction of outstanding convertible notes payable, which approximated $13.2 million and related accrued interest of approximately $1.7 million, and the return of outstanding warrants to purchase approximately 38.6 million shares of our common stock having an exercise price of $0.06 per share and expiring in April 2015, which such warrants were acquired when the notes were issued.

Additionally, during the six months ended June 30, 2008, we made a special offer to holders of warrants to purchase our common stock  to exchange all outstanding warrants into shares of our common stock in a number of shares equal to 60% to 75% (depending on the warrant) of the number of warrant shares exchanged.  Holders of approximately 124.2 million warrants accepted the offer and we issued approximately 81.9 million shares of our common stock.  The shares were valued at approximately $536,000 based on the closing stock price on the exchange date, and the excess of fair value issued over the fair value of securities received has been recorded as a loss of approximately $556,000.

Warrants – In connection with borrowings and other transactions, we have issued warrants to purchase our common stock.  The fair value of warrants issued during 2008 was estimated using the Black-Scholes option-pricing model with the following assumptions: dividend yield of 0%; expected volatility of approximately 150% to 180% (based on historical volatility over the terms); risk-free interest rates of approximately 3% to 5%; and contractual terms of 3.5 to 10 years.  The weighted-average fair value of warrants granted during 2008 was $0.03.

Stock Warrants Issued for Services - During 2008, we issued to a consultant warrants for the purchase of 7.5 million shares of our common stock at an exercise price of $0.015, with a term of approximately 6.5 years and recorded general and administrative expense of approximately $145,000 based on the fair value as determined utilizing the Black-Scholes valuation model. The closing stock price at the issuable date was $0.02 per share.  In addition, during 2008, we issued to a consultant warrants for the purchase of 300,000 shares of our common stock at an exercise price of $0.02, with a term of approximately 6.5 years, the estimated fair value of which approximated $11,000 as determined utilizing the Black-Scholes valuation model.  The closing stock price at the issuable dates averaged $0.04 per share.

In 2008, we entered into an offer of employment with an individual to serve as our Senior Vice President of Operations, pursuant to which, among other things, in additional to cash compensation and other customary employee related benefits we agreed to issue a warrant to purchase 15 million shares of our common stock, 25% of which vest at the end of one year and the remainder vest equally on a monthly basis over the next three years.  The warrants have a term of approximately 6.5 years and an exercise price of $0.015 per share and were valued at approximately $287,000 as determined utilizing the Black-Scholes valuation model and will be expensed over the vesting period.  The closing stock price at the issuable date was $0.02 per share. We recognized expense of approximately $37,000 in 2008, and $74,000 during the six months ended June 30, 2009.

In 2008, we entered into an offer of employment with an individual to serve as our Chief Financial Officer, pursuant to which, among other things, in additional to cash compensation and other customary employee related benefits we agreed to issue a warrant to purchase 20 million shares of our common stock, 25% of which vest at the end of one year and the remainder vest equally on a monthly basis over the next three years.  The warrants have a term of approximately 6.5 years and an exercise price of $0.015 per share and were valued at approximately $382,000 as determined utilizing the Black-Scholes valuation model and will be expensed over the vesting period. The closing stock price at the issuable date was $0.02 per share. We recognized expense of approximately $8,000 in 2008, and $100,000 during the six months ended June 30, 2009.

 Certain of our outstanding warrants have exercise prices that are subject to downward adjustments in the event we sell certain of our equity securities at per share prices less that originally established exercise prices.  Additionally, certain of such warrants also contain provisions providing for an increase in the number of shares warrants that may be exercised.  The following schedules of warrants outstanding and activity give effect to such adjustments.

Warrants issued to lenders for borrowings, all of which are exercisable:
		weighted average
		exercise	remaining contract	intrisic value
	outstanding	price	life (in years)	(in thousands)
Balance at December 31, 2008	257,181,087	$0.02	6.3	$1,205
Increase for price adjustment	33,901,960	$0.0017
Balance at June 30, 2009	291,083,047	$0.01	5.8	$799

Warrants issued to consultants for services, all of which are exercisable:
		weighted average
		exercise	remaining contract	intrisic value
	outstanding	price	life (in years)	(in thousands)
Balance at December 31, 2008	52,025,630	$0.03	7.5	$37
No activity	-
Balance at June 30, 2009	52,025,630	$0.03	7.0	$39

Warrants issued to employees and directors, 2,361,111 of which are exercisable:
		weighted average
		exercise	remaining contract	intrisic value
	outstanding	price	life (in years)	(in thousands)
Balance at December 31, 2008	37,850,000	$0.03	6.3	$175
Issuable to executive for compensation	1,100,000	$0.40	4.0
Balance at June 30, 2009	38,950,000	$0.04	5.8	$175

All warrants:		weighted average
		exercise	remaining contract	intrisic value
	outstanding	price	life (in years)	(in thousands)
Balance at December 31, 2008	347,056,717	$0.02	6.5	$1,417
Increase for price adjustment	33,901,960	$0.0017
Issuable to executive for compensation	1,100,000	$0.40	4.0
Balance at June 30, 2009	382,058,677	$0.02	6.0	$1,013

Additional information regarding all warrants outstanding as of June 30, 2009, is as follows:

		exercise	Weighted average
	Shares	price	remaining life
	60,000	$0.001	2.0 years
	43,604,779	$0.0017	5.8 years
	283,771,601	$0.015	5.8 years
	30,692,667	$0.02	7.3 years
	1,100,000	$0.05	1.0 years
	18,979,630	$0.06	5.8 years
	1,000,000	$0.07	5.8 years
	1,000,000	$0.12	6.7 years
	750,000	$0.22	5.7 years
	1,100,000	$0.30	5.7 years
	382,058,677		6.0 years

The intrinsic value of stock warrants is calculated by aggregating the difference between the closing market price of our common stock at the reporting period end and the exercise price of warrants which have an exercise price less than the closing price.

Note 6.   Related Party Transactions

As summarized in Note 4, certain of our Directors, Officers and their affiliates are holders of our convertible notes payable in the aggregate amount of approximately $7.5 million and $5.7 million at June 30, 2009 and December 31, 2008, respectively.  Such amounts represent approximately 78% and 77% of the face amount of outstanding convertible notes payable at June 30, 2009 and December 31, 2008.  Accrued interest payable on the notes payable owned by related parties approximated $416,000 and $134,000 at June 30, 2009 and December 31, 2008, respectively.

As disclosed further in Note 7, in November 2008, we entered into a supply agreement with a company (the “Purchaser”), which holds approximately $2.1 million of our convertible notes due June 2012 and warrants to purchase approximately 50 million shares of our common stock, and which has the right to and has designated a person to be a member of our Board of Directors.  Pursuant to terms of the Supply Agreement, among other things, if the Purchaser is in need of at least 1.5 million pounds of Products (as defined) for any calendar month during the three year term, then the Purchaser shall order its requirements for 1.5 million pounds from us, and we have agreed to sell Products to the Purchaser in accordance to a contractual pricing formula.  During the six months ended June 30, 2009, sales of Product to Purchaser approximated $949,000.  Accounts receivable from Purchaser at June 30, 2009 approximated $136,000.

The Company incurs legal fees pursuant to an agreement for legal services with a law firm, the managing partner of which was until December 2008 one of our Directors. During the six months ended June 30, 2009 and 2008, we incurred fees for legal services from this firm of approximately $92,000 and $183,000, respectively.    During the three months ended June 30, 2009, $25,000 of accounts payable was exchanged for $25,000 of Series D Notes Payable.  At June 30, 2009, accounts payable due to the firm for services of $122,000 are included in accounts payable to related party.

Note 7.   Commitments and Contingencies

Legal – We are subject to various lawsuits and other claims in the normal course of business.  In February 2009, a former vendor filed a Complaint for Breach of Negotiable Instrument, Breach of Contract and Demand for Jury Trial against us in the United States District Court for the District of Minnesota.  The former vendor, among other things, prayed for judgments against us of approximately $626,000.  In June 2009, we executed a settlement and security agreement with the former vendor.  Terms of the settlement provide for, among other things, us to pay the former vendor $175,000, with $100,000 having been paid in June 2009 and the remaining $75,000 payable quarterly commencing in September 2009 with the final payment due in June 2010.  As collateral for amounts due, we granted the former vendor a security interest in substantially all of our assets, such security interest being subordinate to security interests of Senior Debt, as defined.

Under certain circumstances, we establish accruals for specific liabilities in connection with legal actions deemed to be probable and reasonably estimable.  No material amounts have been accrued in these accompanying financial statements with respect to legal matters. Our management does not expect that the ultimate resolution of legal matters in future periods, if any, will have a material effect on our financial condition or results of operations.

Leases – We lease space for our recycling plant and office in Riverbank, California.   In 2008, we entered into amendments of our lease agreement, as amended, exercising our option to extend the expiration of the lease from May 2009 through March 2010 and to rent additional space.  We have an option to extend the lease for an additional five years.

Supply Agreement – In November 2008, we entered into a supply agreement with a company (the “Purchaser”), which holds approximately $2.1 million of our convertible notes due June 2012 and warrants to purchase approximately 50 million shares of our common stock, and which has the right to and has designated a person to be a member of our Board of Directors.  The Supply Agreement was entered into prior to the Purchaser’s acquisition of securities.  Pursuant to terms of the Supply Agreement, among other things, if the Purchaser is in need of at least 1.5 million pounds of Products (as defined) for any calendar month during the three year term, then the Purchaser shall order its requirements for 1.5 million pounds from us, and we have agreed to sell Products to the Purchaser in accordance to a contractual pricing formula.

Note 8.   Subsequent Events through August 18, 2009 (the date preceding initial filing of Form 10-Q)

Pursuant to the Preliminary Schedule 14C filed by the Company on July 6, 2009, which was amended in August 2009 and supplemented with a simultaneous Schedule 13E-3 filing, our Board of directors has approved and stockholders owning approximately 559.4 million shares of our common stock, Series A Preferred and Series B Preferred stock, representing a majority of our outstanding equity securities, have consented in writing to effect a one-for-two thousand (1:2000) reverse split of our issued and outstanding common stock, Series A Preferred and Series B-1 Preferred stock (the “Reverse Stock Split”).  The Board has set the close of business on the twentieth day following the mailing of an Information Statement to our shareholders as the date on which the Reverse Stock Split will become effective.  Each share of our common stock, Series A Preferred and Series B-1 Preferred issued and outstanding immediately prior to that effective date will be reclassified as and changed into 0.0005 of one share of common stock, Series A preferred and Series B-1 Preferred stock, respectively.  The principal effect of the Reverse Stock Split will be to decrease the number of outstanding shares. The Reverse stock Split will not alter the number of our authorized shares of common stock, which will remain at 2.5 billion shares, or our preferred stock which will remain at 1.7 billion shares.

Simultaneous with the effectiveness of the Reverse Stock Split, we intend to adjust the authorized amount of capital stock for each series of preferred stock that has already been designated, including, the Series A Preferred, Series B-1 Preferred, Series C Preferred, in an amount proportional to that of the Reverse Stock Split.

On August 14, 2009 we received cash of $150,000 from a Director and, in exchange, we issued a Series D convertible promissory note, the terms of which are described above, for the same amount.

Item 2.       Management’s Discussion and Analysis of Financial Condition and Results of Operations.

FORWARD LOOKING STATEMENTS CAUTIONARY

This Item 2 and this June 30, 2009 Quarterly Report on Form 10-Q (the “Quarterly Report”) may contain "forward-looking statements." In some cases, you can identify forward-looking statements by terminology such as "may," "will," "should," "could," "expects," "plans," "intends," "anticipates," "believes," "estimates," "predicts," "potential" or "continue" or the negative of such terms and other comparable terminology. These forward-looking statements include, without limitation, statements about our market opportunity, our strategies, competition, expected activities and expenditures as we pursue our business plan, and the adequacy of our available cash resources. Although we believe that the expectations reflected in any forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Actual results may differ materially from the predictions discussed in these forward-looking statements. Changes in the circumstances upon which we base our predictions and/or forward-looking statements could materially affect our actual results. Additional factors that could materially affect these forward-looking statements and/or predictions include, among other things: (1) our limited operating history; (2) the risks inherent in the investigation, involvement and acquisition of a new business opportunity; (3) unforeseen costs and expenses; (4) our ability to comply with federal, state and local government regulations; and (5) other factors over which we have little or no control.

We do not undertake any obligation to publicly update any forward-looking statement, whether as a result of new information, future events, or otherwise, except as required by law. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause our actual results or achievements to be materially different from any future results or achievements expressed or implied by such forward-looking statements. Such factors include the factors described in Item 1A. Risk Factors included elsewhere in this Quarterly Report and the factors described in our audited financial statements and elsewhere in our December 31, 2008 Annual Report on Form 10-K (the “Annual Report”).

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

The following should be read in conjunction with our interim unaudited condensed financial statements included in this Quarterly Report and our annual audited financial statements included in our Annual Report.

Background

ECO2 Plastics, Inc., “ECO2” or the “Company”, was incorporated under the laws of the State of Delaware in 2000, and formed for the purpose of acquiring certain patented technology and the development of a worldwide market for its usage.  We have developed a unique and revolutionary cleaning process, referred to as the ECO2 Environmental System (the “ECO2 Environmental System”). The ECO2 Environmental System cleans post-consumer plastics, without the use of water, at a cost savings versus traditional methods (the “Process”). This Process is licensed from Honeywell and the Department of Energy on an exclusive basis for the life of the patent. Since our inception, we have invested in the development of the technology and equipment comprising the ECO2 Environmental System, which includes a patent issued in 2007. This included building several versions of the Prototype ECO2 Environmental System (the “Prototype”), testing of the Prototypes, building a pilot plant, evaluating the product produced by the Prototype and real-time testing. Our first full scale production facility was constructed in Riverbank, California and is now producing saleable product and ramping up, but has not yet achieved full-scale operations as we further develop the Process. Our goal is to build and operate plastic recycling plants in the USA that utilize the ECO2 Environmental System and to expand the ECO2 Environmental System worldwide. Our growth strategy includes organic growth, strategic acquisitions and licensing or partnership agreements, where appropriate.

We operate in the evolving field of plastics materials recycling. New developments could both significantly and adversely affect existing and emerging technologies in the field. Our success in developing marketable products and processes and achieving a competitive position will depend on our ability to attract and retain qualified management personnel and to raise sufficient capital to meet our operating and development needs.  There can be no assurance that we will be successful in achieving our goals.

As a result of our new production technology beginning to come online, and to reduce plant operating costs and use of cash during the ramp-up period, we decided to direct most production to new technology equipment and accordingly reduced operations of prior technology production equipment.  As a result, in November 2008, we terminated approximately 85 employees and reduced our workforce to approximately 35 employees.  In April 2009, we began to increase our work force as production volumes increased.

We have incurred recurring losses from operations and operating activities have used cash, and have a net working capital deficit and have had net capital deficiencies. The Report of Independent Registered Public Accounting Firm included in our Annual Report stated that these conditions, among others, raise substantial doubt about the our ability to continue as a going concern.

At June 30, 2009, we have cash and cash equivalents of approximately $243,000 and we do not have sufficient cash to meet our needs for the next twelve months.  Our Board of Directors and Chief Executive Officer continue to be actively involved in discussions and negotiations with investors in order to convert outstanding convertible notes payable and to raise additional funds to finance next generation processing and other equipment, and to provide adequate working capital for operations with a near-term goal of generating positive cash flow from operations. There is no assurance that continued financing proceeds will be obtained in sufficient amounts necessary to meet our needs. In view of these matters, continuation as a going concern is dependent upon our ability to meet our financing requirements, raise additional capital, and the future success of our operations.  The accompanying financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that may result from the possible inability of the Company to continue as a going concern.

Historically, our cash needs have been met primarily through proceeds from private placements of our equity securities and debt instruments including debt instruments convertible into our equity securities. During 2009, we received approximately $2.0 million from issuances of convertible notes payable primarily from existing investors.  During 2008, we received approximately $15.5 million from issuances of notes payable and preferred stock, and notes, interest and accounts payable of approximately $14.1 million were converted into shares of our common stock.  Our Board of Directors and Chief Executive Officer continue to be actively involved in discussions and negotiations with investors in order to raise additional funds to finance new production equipment, and to provide adequate working capital for operations with a near-term goal of generating positive cash flow from operations.  However, there is no assurance that such financing will be obtained.

In view of these matters, continuation as a going concern is dependent upon our ability to meet our financing requirements, raise additional capital, and the future success of our operations.  The accompanying financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that may result from the possible inability to continue as a going concern.

Critical Accounting Policies and Estimates

The preparation of financial statements included in this Quarterly Report requires our management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  On an on-going basis, management evaluates its estimates and judgments. Management bases its estimates and judgments on historical experiences and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources.  Actual results may differ from these estimates under different assumptions or conditions.  The more significant accounting estimates inherent in the preparation of the our financial statements include estimates as to the depreciable lives of property and equipment, impairment of long-lived assets, valuation of equity related instruments issued, and the valuation allowance for deferred income tax assets. Our accounting policies are described in the notes to financial statements included in this Quarterly Report and in our Annual Report.

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

Going concern presentation - The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. Since inception, we have reported losses and operating activities have used cash, have reported net working capital deficiencies and have had net capital deficiencies, which raises substantial doubt about our ability to continue as a going concern. The Report of Independent Registered Public Accounting Firm included in our 2008 Annual Report stated that these conditions, among others, raise substantial doubt about the Company’s ability to continue as a going concern. Our Board of Directors and management intend to raise additional financing to fund future operations and to provide additional working capital. However, there is no assurance that such financing will be obtained in sufficient amounts necessary to meet our needs. The accompanying financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that may result from the outcome of this uncertainty.

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

Income taxes – We account for income taxes in accordance with SFAS No. 109, “Accounting for Income Taxes”, which requires recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in our financial statements or tax returns. Under this method, deferred income taxes are recognized for the tax consequences in future years of differences between the tax bases of assets and liabilities and their financial reporting amounts at each period end based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to amounts expected to be realized. We continue to provide a full valuation allowance to reduce our net deferred tax asset to zero, inasmuch as management has not determined that realization of deferred tax assets is more likely than not.

Stock-based compensation – We account for stock-based compensation in accordance with Statement of Financial Accounting Standard (“SFAS”) No. 123(R), Accounting for Stock-Based Compensation (“FAS 123(R)”), which requires recording an expense over the requisite service period for the fair value of options or warrants granted. We use the Black-Scholes option pricing model as our method of valuation for stock-based awards.  Our determination of the fair value of stock-based awards on the date of grant using an option pricing model is affected by our stock price as well as assumptions regarding a number of highly complex and subjective variables.  These variables include, but are not limited to, the expected stock price volatility over the term of the award.  Although the fair value of stock-based awards is determined in accordance with SFAS 123(R), the Black-Scholes option pricing model requires the input of highly subjective assumptions, and other reasonable assumptions could provide different results.

Impairment of long-lived assets – Our management evaluates the recoverability of our long-lived assets in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-lived Assets,” which generally requires the assessment of these assets for recoverability when events or circumstances indicate a potential impairment exists. Events and circumstances considered by management in determining whether the carrying value of long-lived assets may not be recoverable include, but are not limited to: significant changes in performance relative to expected operating results, significant changes in the use of the assets, significant negative industry or economic trends, a significant decline in our stock price for a sustained period of time, and changes in our business strategy. In determining if impairment exists, management estimates the undiscounted cash flows to be generated from the use and ultimate disposition of these assets. If impairment is indicated based on a comparison of the assets’ carrying values and the undiscounted cash flows, the impairment loss is measured as the amount by which the carrying amount of the assets exceeds the fair market value of the assets.

Accounting for Derivatives – Management evaluates our convertible debt, options, warrants or other contracts to determine if those contracts or embedded components of those contracts qualify as derivatives to be separately accounted for under Statement of Financial Accounting Standards No. 133 “Accounting for Derivative Instruments and Hedging Activities” and related interpretations including EITF 00-19 “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock”.   The result of this accounting treatment is that under certain circumstances the fair value of the derivative is marked-to-market each balance sheet date and recorded as a liability.  In the event that the fair value is recorded as a liability, the change in fair value is recorded in the statement of operations as other income or expense.  Upon conversion or exercise of a derivative instrument, the instrument is marked to fair value at the conversion date and then that fair value is reclassified to equity. Equity instruments that are initially classified as equity that become subject to reclassification under SFAS 133 are reclassified to liabilities at the fair value of the instrument on the reclassification date.

 Recent accounting pronouncements - Effective January 1, 2008, we adopted SFAS No. 157, “Fair Value Measurements” (“SFAS 157”), for financial assets and liabilities. Adoption of SFAS 157 did not have a material impact on our results of operations, financial position or liquidity. This standard defines fair value, provides guidance for measuring fair value and requires certain disclosures. This standard does not require any new fair value measurements, but rather applies to all other accounting pronouncements that require or permit fair value measurements. This standard does not apply measurements related to share-based payments. SFAS 157 discusses valuation techniques, such as the market approach (comparable market prices), the income approach (present value of future income or cash flow), and the cost approach (cost to replace the service capacity of an asset or replacement cost). The statement utilizes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value into three broad levels. The following is a brief description of those three levels:

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

In May 2008, the FASB released FSP APB 14-1 Accounting for convertible Debt Instruments That May Be Settled in Cash upon Conversion (including Partial Cash Settlement).  This FSP changes the accounting for convertible debt instruments that permit or require the issuer to pay cash upon conversion.  Under the FSP, the issuer will no longer account for the convertible debt entirely as a liability.  Instead the issuer will allocate the proceeds from the issuance of the instrument between liability and equity.  The resulting debt discount, (the difference between the principal amount of the debt and the amount allocated to the liability component), is subsequently amortized to interest expense over the instrument’s expected life using the interest method.

In June 2008, the Emerging Issues Task Force of the FASB issued EITF Issue No. 07-5, “Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity’s Own Stock” (“EITF 07-5”), which is effective for fiscal years ending after December 15, 2008, with earlier application not permitted by entities that have previously adopted an alternative accounting policy. The adoption of EITF 07-5’s requirements affects accounting for convertible instruments and warrants with provisions that protect holders from certain declines in the stock price (“down-round” provisions). Warrants with such provisions will no longer be recorded in equity. EITF 07-5 guidance is to be applied to outstanding instruments as of the beginning of the fiscal year in which the EITF 07-5 is applied. The cumulative effect of the change in accounting principle is recognized as an adjustment to the opening balance of accumulated deficit for the year of adoption, presented separately. The cumulative-effect adjustment is the difference between the amounts recognized in the statement of financial position before initial application of EITF 07-5 and the amounts recognized in the statement of financial position upon its initial application. The amounts recognized in the statement of stockholders’ equity as a result of the initial application are determined based on the amounts that would have been recognized if the guidance in EITF 07-5 had been applied from the issuance date of the instruments. Effective January 1, 2009, we adopted EITF 07-5.  In connection with warrants issued in prior years, the financial reporting (non-cash) effect of initial adoption of this accounting requirement resulted in a cumulative effect of change in accounting principle of approximately $146,000, based on a per share price of $0.02 at December 31, 2008, which decreased additional paid-in capital by $893,000 and decreased accumulated deficit by $747,000 and recorded a fair value liability for price adjustable warrants of $146,000. The fair value liability is revalued quarterly utilizing Black-Scholes valuation model computations with the increase or decrease in fair value being reported in the statement of operations as other income (expense).

 Results of Operations

Comparison of Three months ended June 30, 2009 and 2008

Revenues were approximately $1.1 million during the three months ended June 30, 2009 as compared to $1.4 million in the comparative prior year period. Revenues decreased due primarily to decreased production volumes resulting from ceasing prior technology production in November 2008.   Production volumes and revenues decreased at that time as new technology was installed. As new technology came on line, volumes increased during the 2009 quarter.

We derive our revenues from certain major customers.  The loss of major customers could potentially create a significant financial hardship for us.  Customer A is the Purchaser as described below. During the three months ended June 30, 2009, revenues from customers, which during some interim periods exceed 10% of total revenues are summarized as follows (dollars in thousands):

	Three months ended June 30,
	2009		2008
	Revenues	%	Revenues	%
Customer A	$608	57%	$8	1%
Customer B	-	0%	373	26%
Customer C	37	3%	199	14%
Customer D	128	12%	448	32%
Customer E	12	1%	118	8%
Customer F	108	10%	36	3%
Customer G	125	12%	17	1%

In November 2008, we entered into a supply agreement with a company (the “Purchaser”), which holds approximately $2.1 million of our convertible notes due June 2012 and warrants to purchase approximately 50 million shares of our common stock, and which has the right to and has designated a person to be a member of our Board of Directors.  Pursuant to terms of the Supply Agreement, among other things, if the Purchaser is in need of at least 1.5 million pounds of Products (as defined) for any calendar month during the three year term, then they shall order their requirements for 1.5 million pounds from us, and we have agreed to sell Products to them in accordance to a contractual pricing formula.

Cost of goods sold consists of the cost of raw materials processed and was approximately $644,000 during the three months ended June 30, 2009 as compared to $1.4 million during the comparative prior year period. There was a gross profit of $429,000 during the three months ended June 30, 2009 as compared to $44,000 in the comparative prior year period.  As a percent of revenues, gross profit was 40% and 3% during the three months ended June 30, 2009 and 2008, respectively.

Plant operations and technology development expenses decreased to $1.7 million during the three months ended June 30, 2009 as compared to $2.0 million during the comparative prior year period due primarily to decreased production.  Operating expenses are comprised primarily of payroll and related, utilities, occupancy, supplies, and repairs and maintenance expenses.  Payroll and related costs decreased to $555,000 during the 2009 period as compared to $669,000 during the comparative 2008 period, and other plant expenses and supplies decreased from $967,000 during the six months ended June 30, 2008 to $653,000 during the comparative 2009 period.  The decrease in payroll and related costs and other plant expenses and supplies were offset by increases in depreciation expense of $126,000 to $450,000 during the 2009 period as compared to $324,000 during the prior year period.  As production volumes approach maximum capacity, certain plant operating expenses will be included in cost of goods sold.

General and administrative expenses decreased to $533,000 during the three months ended June 30, 2009 as compared to $1.1 million during the comparative prior year period.  Payroll and related costs approximated $383,000, including $173,000 of non-cash stock-based compensation during the 2009 period as compared to $665,000, including $275,000 of stock-based compensation in the 2008 period.

As a result of the above described increase in gross profit, decrease in plant operations and technology development expenses, and decrease in general and administrative expenses, loss from operations decreased to $1.8 million during the three months ended June 30, 2009, as compared to $3.0 million during the comparative prior year period.

We recorded interest expense of approximately $1.3 million during the three months ended June 30, 2009 as compared to $690,000 during the comparative prior year period.  Interest expense includes amortization of debt issue costs and debt discount of approximately $477,000 during the 2009 period and $502,000 during the 2008 period and for the 2009 period includes $665,000 of non-cash expense relating to adjustments in warrant prices and number of warrants for price adjustable warrants.

In connection with modification of terms of our Series C convertible notes payable, we recorded a loss on modification of debt of approximately $3.0 million during the three months ended June 30, 2009.

During the three months ended June 30, 2009, we recorded expense related to the change in fair value of price adjustable warrants of approximately $77,000.

Our net loss increased to approximately $6.1 million for the three months ended June 30, 2009 from $3.7 million for the comparative prior year period, reflecting primarily a $1.2 million reduction in loss from operations offset by $3.7 million of other expense recorded during 2009 related to the loss on modification of debt, change in fair value liability of price adjustable warrants and expense recorded for warrant price and share adjustments.

The beneficial conversion feature related to Series A and Series B-1 convertible preferred stock of approximately $9.0 million is added to the net loss of $3.7 million for the three months ended June 30, 2008, which resulted in a net loss attributable to holders of common stock of $12.6 million.

Comparison of Six months ended June 30, 2009 and 2008

Revenues were approximately $1.6 million during the six months ended June 30, 2009 as compared to $2.9 million in the comparative prior year period. Revenues decreased due primarily to decreased production volumes resulting from ceasing prior technology production in November 2008.   Production volumes and revenues decreased during the 2009 period as new technology was installed. As new technology came on line, volumes increased.

The Company derives its revenues from certain major customers.  The loss of major customers could potentially create a significant financial hardship for the Company.  Customer A is the Purchaser as previously described. During the six months ended June 30, 2009, revenues from customers, which during some interim periods exceed 10% of total revenues are summarized as follows (dollars in thousands):

	Six months ended June 30,
	2009		2008
	Revenues	%	Revenues	%
Customer A	$949	59%	$8	0%
Customer B	-	0%	445	15%
Customer C	53	3%	928	32%
Customer D	128	8%	645	22%
Customer E	19	1%	419	14%
Customer F	156	10%	152	5%
Customer G	173	11%	164	1%
 Cost of goods sold consists of the cost of raw materials processed and was approximately $906,000 during the six months ended June 30, 2009 as compared to $3.0 million during the comparative prior year period. There was a gross profit of $692,000 during the six months ended June 30, 2009 as compared to a negative $39,000 in the comparative prior year period.  As a percent of revenues, gross profit was 43% and a negative (1%) during the six months ended June 30, 2009 and 2008, respectively.

Plant operations and technology development expenses decreased to $3.5 million during the six months ended June 30, 2009 as compared to $3.8 million during the comparative prior year period due primarily to decreased production.  Operating expenses are comprised primarily of payroll and related, utilities, occupancy, supplies, and repairs and maintenance expenses.  Payroll and related costs decreased to $881,000 during the 2009 period as compared to $1.4 million during the comparative 2008 period, which was the primary reason for the decrease overall.  The decrease in payroll and related costs were offset by increases in depreciation expense to $873,000 during the 2009 period as compared to $324,000 during the prior year period.  As production volumes approach maximum capacity, certain plant operating expenses will be included in cost of goods sold.

General and administrative expenses decreased to $1.3 million during the six months ended June 30, 2009 as compared to $2.4 million during the comparative prior year period.  Payroll and related costs approximated $807,000, including $346,000 of non-cash stock-based compensation during the 2009 period as compared to $1.6 million, including $725,000 of stock-based compensation in the 2008 period.

As a result of the above described increase in gross profit, decrease in plant operations and technology development expenses, and decrease in general and administrative expenses, loss from operations decreased to $4.1 million during the six months ended June 30, 2009, from $6.3 million during the comparative prior year period.

We recorded interest expense of approximately $3.7 million during the six months ended June 30, 2009 as compared to $5.6 million during the comparative prior year period.  Interest expense includes amortization of debt issue costs and debt discount of approximately $2.6 million during the 2009 period and $5.0 million during the 2008 period and for the 2009 period includes $665,000 of non-cash expense relating to adjustments in warrant prices and number of warrants for price adjustable warrants.  The decrease in interest expense for 2009 as compared to 2008 was primarily due to the recognition of approximately $2.2 million of unamortized debt discount on convertible notes payable with beneficial conversion feature discount as interest expense upon conversion in 2008.

In connection with modification of terms of our Series C convertible notes payable, we recorded a loss on modification of debt of approximately $3.0 million during the six months ended June 30, 2009.

Our net loss decreased to approximately $10.8 million for the six months ended June 30, 2009 from $15.3 million for the comparative prior year period, due primarily to the $2.2 million decrease in loss from operations and a $2.3 million decrease in interest expense and other income (expense).

The beneficial conversion feature related to Series A and Series B-1 convertible preferred stock of approximately $9.0 million is added to the net loss of $15.3 million for the six months ended June 30, 2008, which resulted in a net loss attributable to holders of common stock of $24.2 million.

Inflation

Although our operations are influenced by general economic conditions, we do not believe that inflation had a material effect on our results of operations.

Liquidity and Capital Resources

Sources of Cash

Historically, our cash needs have been met primarily through proceeds from private placements of our equity securities and debt instruments including debt instruments convertible into our equity securities. During 2009, we received approximately $2.0 million from issuances of notes payable.  During 2008, we received approximately $15.5 million from issuances of notes payable and preferred stock, and notes, interest and accounts payable of approximately $14.1 million were converted into shares of our common stock.    Our Board of Directors and Chief Executive Officer continue to be actively involved in discussions and negotiations with investors in order to raise additional funds to finance new equipment, and to provide adequate working capital for operations with a near-term goal of generating positive cash flow from operations.

Cash Provided (Used) by Operating, Investing and Financing Activities

During the six months ended June 30, 2009 cash used by operating activities decreased to approximately $2.4 million from $5.6 million during the comparative prior year period, due primarily to the decrease in loss from operations of approximately $4.5 million.

During the six months ended June 30, 2009, cash used by investing activities increased to $785,000 relating to capital expenditures on the recycling plant as compared to $548,000 during the comparative prior year period.    Expenditures during 2009 have related primarily to process improvements.

During the six months ended June 30, 2009, cash provided by financing activities was approximately $1.8 million as compared to $7.3 million during the comparative prior year period.

Liquidity

At June 30, 2009, we have cash and cash equivalents of approximately $243,000 and do not have sufficient cash to meet our needs for the next twelve months.

On August 14, 2009 we received cash of $150,000 from a Director and, in exchange, we issued a Series D convertible promissory note, the terms of which are described above, for the same amount.

Our Board of Directors and Chief Executive Officer continue to be actively involved in discussions and negotiations with investors in order to convert outstanding convertible notes payable and to raise additional funds to finance process improvements and other equipment, and to provide adequate working capital for operations with a near-term goal of generating positive cash flow from operations. There is no assurance that continued financing proceeds will be obtained in sufficient amounts necessary to meet our needs. In view of these matters, continuation as a going concern is dependent upon our ability to meet its financing requirements, raise additional capital, and the future success of our operations.
Contractual Obligations

We have contractual obligations in the form of facility leases, notes payable, and royalty obligations.  The following summarized the principal payment component of our contractual obligations at June 30, 2009 (in thousands):

	Payments due by year
	last half of			2014 and
Contractual obligations	2009	2010 to 2011	2012 to 2013	thereafter	Total

Notes payable (1)	$106	$448	$10,162	$345	$11,061
Operating leases	468	115	-	-	583
Purchase obligations (2)	-	-	-	-	-
Other (3) (4)	300	600	600	600	2,100
	$874	$1,163	$10,762	$945	$13,744

(1) - Excludes contractual interest payments.
(2) - At June 30, 2009, we do not have open purchase orders of significance.
(3) - Represents minimum annual royalties due under the Honeywell technology license agreement, which such such royalties are for the life of the agreement, which is for the life of the patent. Presented through 2015.
(4) - Excludes Participation Certificates obligations issued prior to 2004. See Note 9 to our annual financial statements included in our 2008 Annual Report.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk.

We do not use derivative financial instruments. Our financial instruments consist of cash and cash equivalents, trade accounts receivable, accounts payable and borrowing obligations. Investments in highly liquid instruments purchased with a remaining maturity of 90 days or less at the date of purchase are considered to be cash equivalents.

Our exposure to market risk for changes in interest rates relates primarily to our cash and cash equivalents and short and long-term obligations, all of which have fixed interest rates. Thus, fluctuations in interest rates would not have a material impact on the fair value of these securities.  Based on our cash and cash equivalents balances at June 30, 2009, a 100 basis point increase or decrease in interest rates would result in an immaterial increase or decrease in interest income on an annual basis.

Cash and cash equivalents are maintained at financial institutions and, at times, balances may exceed federally insured limits.  We have never experienced any losses related to these balances.  At June 30, 2009, there were no amounts on deposit in excess of federally insured limits.

Item 4. Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions in accordance with the required "disclosure controls and  procedures" as defined in Rule 13a-15(e).  Our disclosure and control procedures are designed to provide reasonable assurance of achieving their objectives, and our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level.

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

 Management evaluated the effectiveness of our internal control over financial reporting as of December 31, 2008 based on the control criteria established in a report entitled Internal Control – Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO"), and this assessment identified the following material weaknesses in our internal control over financial reporting.

•	Inadequate or ineffective policies for documenting policies, processes and transactions; and
•	Inadequate or ineffective internal control environment related to segregation of duties.

Because of the above described material weaknesses, management believes that, as of December 31, 2008, our internal controls over financial reporting were not effective based on those criteria. As a result, we have put an implementation plan in place whereby in 2009 additional resources will be directed to documentation of processes and segregation of duties to satisfy COSO requirements.  Despite material weaknesses noted previously, we believe that our financial statements contained in our Annual Report and this Quarterly Report fairly present our financial position, results of operations and cash flows as of and for the periods presented in all material respects.

The Annual Report did not include an attestation report of our registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by the registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management’s report in the Annual Report.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

On February 27, 2009, Cool Clean Technologies, Inc. (“Cool Clean”) filed a complaint against us in the United States District Court, District of Minnesota.  Cool Clean alleged breach of negotiable instrument and breach of contract and that it was due in excess of $626,000.  On June 15, 2009, we executed a settlement and security agreement with Cool Clean.  Terms of the settlement provide for, among other things, us to pay Cool Clean $175,000, with $100,000 having been paid in June 2009 and the remaining $75,000 payable quarterly commencing in September 2009 with the final payment due in June 2010.  As collateral for amounts due, we granted Cool Clean a security interest in substantially all of our assets, such security interest being subordinate to security interests of Senior Debt, as defined.

Our management is not aware of any other threatened or pending litigation against is not in the ordinary course of business and that has not previously been disclosed.

Item 1A.  Risk Factors

Risks Related to Our Business

Our production process has not yet, and may not achieve expected production volumes or production costs.

ECO2’s proprietary patented and patent-pending process has yet to achieve expected production volumes, and there are no assurances that these volumes will be attained.  Moreover, we have not been able to produce output in volume at a cost low enough to be profitable under current market conditions.  We are working to overcome the technical obstacles posed by our unique technology, to improve production processes and lower production costs.  We have identified additional equipment that may help achieve operational goals and continues to evaluate additional technologies.  The operational enhancements currently in process may not deliver desired results, and we may never be able to improve operations to the point where we can operate profitably on a sustained basis. Actual results may differ materially from those predicted and changes in the circumstances on which we base our predictions could materially affect our actual results.

We have had losses since our inception. We expect losses to continue in the near future and there is a risk we may never become profitable.

We have incurred losses and experienced negative operating cash flows since inception. While we cannot guarantee future results, levels of activity, performance or achievements, we expect our revenues to increase in the coming quarters, which will produce gross profits in such amounts so as to more than cover our operating expenses.  Actual results may differ materially from those predicted and changes in the circumstances upon which we base our predictions could materially affect our actual results.

We need to raise additional capital to continue to operate.  Our independent registered public accounting firm, Salberg & Company, P.A., has expressed doubt about our ability to continue as a going concern, which may hinder our ability to obtain future financing.

We need to raise additional capital to continue to operate and to improve production processes with the goal of achieving sustainable, profitable operations.  Such financing may not be available, or may not be available on reasonable terms.

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

The exclusive Patent License Agreement, as amended, (the “License Agreement”) for our technology with Honeywell FM&T for the system is for the life of the patent, or until terminated by Honeywell FM&T in the event of (i) our bankruptcy; (ii) an assignment for the benefit of our creditors, (iii) the nationalization of the industry which encompasses any of the products and/or services, limited only within the nationalizing country; (iv) any suspension of payments hereunder by governmental regulation, (v)  our failure to commercialize the licensed technology under this License Agreement; (vi) or the existence of a state of war between the United States of America and any country where we have a License to manufacture products and/or services.

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

Our ability to generate revenue depends upon our ability to secure raw plastic (PET and HDPE).  There is a world-wide market for these materials, and we face competition from China and other low-cost users.  To the extent that we are unable to secure enough raw plastic, our business, financial condition and results of operations will be materially adversely affected.

The Company is susceptible to commodity pricing for both raw material and final product sales, which could result in margins that will not allow the Company to operate profitably.

The Company purchases PET bales in an open market and sells the finished product in an open market.  In order to generate a profit, the Company must process material at a cost, which is lower than the spread between buying and selling prices.  There may be times when competitive pricing changes the spread and such changes are outside of our control.  For example, aggressive buying by firms in China could result in an increase in bale prices, while at the same time, excess production capacity for virgin PET supply could result in a decrease in selling prices of the finished product.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

During the period covered by this Form 10-Q, we sold the following securities which were not registered under the Securities Act of 1933 (the “Act”):

Convertible Notes Payable – During the three months ended June 30, 2009, pursuant to terms of a stock purchase agreement we entered into with holders of the majority of our existing outstanding Series C convertible notes payable, we received cash of approximately $2.0 million and retired $150,000 of deferred compensation due to our chief executive officer and approximately $35,000 of accounts payable to two service providers, and in exchange we issued approximately $2.2 million of convertible notes payable, which bear interest at 8% and are due, together with accrued interest, in June 2012 (the “Series D Notes”). The Series D Notes are convertible into shares of our Series D Convertible Preferred stock, and upon written election at the discretion of holders of 60% or more of the aggregate principal amount of Series D Notes then outstanding, the entire principal amount of such notes, together with all accrued interest shall be converted at a price per share equal to $0.0017 (subject to appropriate adjustment for all stock splits, subdivisions, combination, recapitalizations and the like.

Item 3.  Defaults Upon Senior Securities

Not applicable.

Item 4.  Submission of Matters to a Vote of Securities Holders

In connection with the financing agreements and pursuant to the Preliminary Schedule 14C filed by the Company on July 6, 2009, the Company is seeking to amend its Certificate of Incorporation with the state of Delaware to effectuate a 1-for-2000 reverse stock split of the Company’s  issued and outstanding shares of Common Stock, Series A Preferred and Series B-1 Preferred (the “Reverse Stock Split”).  In June 2009, ECO2’s board of directors and a majority of holders of the Company’s Common Stock, Series A Preferred and Series B-1 Preferred approved the Reverse Stock Split.

Item 5.   Other Information

See Item 4 above.

Item 6.   Exhibits

[See Exhibit Index below after signatures]

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

ECO2 PLASTICS, INC.

/s/ Rodney S. Rougelot__________________________________
Rodney S. Rougelot
Director, Chief Executive Officer

/s/ Raymond M. Salomon__________________________________
Raymond M. Salomon
Chief Financial Officer

DATE

August 19, 2009

EXHIBIT INDEX

Exhibit No.	Description

3.1(i)	Amended and Restated Certificate of Incorporation	Incorporated by reference to Exhibit 3.7(i) to
the Form 10-Q filed by the Company on May 13, 2009

3.2(i)	Bylaws	Incorporated by reference to Exhibit C to the
Definitive Schedule 14A filed by the Company on September 9, 2002

31.1	Certification of CEO pursuant to Section 302 of the
	Sarbanes-Oxley Act	Attached

31.2	Certification of CFO pursuant to Section 302 of the
	Sarbanes-Oxley Act	Attached

32.1	Certification of CEO pursuant to Section 906 of the
	Sarbanes-Oxley Act	Attached

32.2	Certification of CFO pursuant to Section 906 of the
	Sarbanes-Oxley Act	Attached