Form 10-K/A
period 2008-12-31
ECO2 PLASTICS INC
filed 2009-09-15
CIK 855372

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

EXPLANATORY NOTE

This Amendment on Form 10-K/A for the year ended December 31, 2008, which amends Item 9A with respect to the Annual Report on Form 10-K, filed by ECO2 Plastics, Inc. (“we” or the “Company”) with the Securities and Exchange Commission (the “SEC”) on April 14, 2009 (the “Original Filing”), is being filed to include disclosure in Item 9A Controls and Procedures of an Order by the SEC instituting cease-and-desist proceedings pursuant to Section 21C of the Securities Exchange Act of 1934 (the "Order"), pursuant to which we consented to the entry of the Order to cease and desist from committing or causing any violations and any future violations of Section 13(a) of the Exchange Act Rules 13a-1 and 13a-15 thereunder.  Despite material weaknesses noted and our consent to the cease-and-desist order, we continue to believe that our financial statements contained in this Form 10-K/A, which have not been restated from those included in the Original Filing, fairly present our financial position, results of operations and cash flows for the periods presented in all material respects

Unless indicated otherwise, the disclosures in this Amendment continue to describe conditions as of the date of the Original Filing, and the disclosures contained herein have not been updated to reflect events, results or developments that have occurred after the Original Filing, or to modify or update those disclosures affected by subsequent events. As a result of this Amendment, the certifications pursuant to Section 302 and Section 906 of the Sarbanes-Oxley Act of 2002, filed as exhibits to our Form 10-K have been revised, re-executed and re-filed as of the date of this Amendment. Among other things, forward-looking statements made in the Original Filing have not been revised to reflect events, results or developments that have occurred or facts that have become known to us after the date of the Original Filing, and such forward-looking statements should be read in their historical context. This Amendment should be read in conjunction with the Company’s filings made with the SEC subsequent to the Original Filing, including any amendments to those filings and including the Current Report on Form 8-K dated September 14, 2009.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned; thereunto duly authorized, in the City of Riverbank, State of California, on September 14, 2009.

Registrant

ECO2 PLASTICS, INC.

/s/ Rodney S. Rougelot
By: Rodney S. Rougelot
Director, Chief Executive Officer

/s/ Raymond M. Salomon
By: Raymond M. Salomon
Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Registrant and in the capacities indicated on September 14, 2009.

/s/ G. Thompson Hutton
G. Thompson Hutton
Chairman

/s/ David Buzby
David Buzby
Director

/s/William Whittaker
William Whittaker
Director

/s/Alex Millar
William Whittaker
Director