Form 10-Q
period 2009-09-30
ECO2 PLASTICS INC
filed 2009-11-06
CIK 855372

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

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

The number of shares of the Company's common stock issued and outstanding as of October 31, 2009 is 560,401,057.

	ECO2 PLASTICS, INC.
	TABLE OF CONTENTS

	PART I FINANCIAL INFORMATION

Item 1	Financial Statements
	Condensed Balance Sheets at September 30, 2009 (unaudited) and December 31, 2008	3
	Condensed Statements of Operations for the three and nine months ended September 30, 2009 and 2008 (unaudited)	4
	Condensed Statement of Changes in Stockholders’ Equity for the nine months ended September 30, 2009 (unaudited)	5
	Condensed Statements of Cash Flows for the nine months ended September 30, 2009 and 2008 (unaudited)	6
	Notes to Condensed Financial Statements (unaudited)	7

Item 2	Management's Discussion and Analysis of Financial Condition and Results of Operations	20

Item 3	Quantitative and Qualitative Disclosures About Market Risk	27

Item 4	Controls and Procedures	27

	PART II OTHER INFORMATION

Item 1A	Risk Factors	28

Item 2	Unregistered Sales of Equity Securities and Use of Proceeds	30

Item 6	Exhibits	30

SIGNATURES		31

	Items 1, 3,4 and 5 of PART II have not been included as they are not applicable or the response is negative.

ECO2 Plastics, Inc.
Condensed Balance Sheets
(in thousands, except share and per share data)

	September 30,	December 31,
	2009	2008
Current assets:	(unaudited)
Cash and cash equivalents	$168	$1,577
Accounts receivable, net of allowance of $10	276	318
Inventories	31	48
Assets held for sale	200	-
Prepaid expenses and other current assets	5	-
Total current assets	680	1,943
Property and equipment, net	923	9,104
Deferred debt issue costs, net	53	139
Other assets	39	70

Total assets	$1,695	$11,256

Current liabilities:
Accounts payable	$2,574	$1,481
Accounts payable to related parties	168	132
Accrued liabilities	428	651
Convertible notes payable and accrued interest
Due to related parties, net of debt discount of $518 and $1,171	235	1,589
Due to others, net of debt discount of $0 and $597	-	857
Fair value liability relating to price adjustable warrants	204	-
Current portion of note payable to California Integrated Waste Management Board (CIWMB)	214	209
Participation Certificates obligations issued prior to 2004	-	354
Total current liabilities	3,823	5,273
Non-current liabilities:
Note payable to CIWMB, net of current portion	1,117	1,299
Note payable to City of Riverbank	50	-
Convertible notes payable and accrued interest
Due to related parties, net of debt discount of $7,155 and $3,078	1,059	41
Due to others, net of debt discount of $1,995 and $324	338	5
Total non-current liabilities	2,564	1,345
Total liabilities	6,387	6,618
Commitments and contingencies (Note 9)
Stockholders' equity (deficit):
Preferred stock, $0.001 par value, 1,700,000,000 shares authorized,
Series A convertible, 152,843,414 shares authorized, 149,995,655 and
152,843,414 shares issued outstanding, preference in liquidation $4,585	150	153
Series B-1 convertible, 336,240,039 shares authorized, 328,630,238 shares
issued and outstanding, preference in liquidation $6,573	329	329
Series B-2 convertible, 140,000,000 shares authorized, none issued and outstanding	-	-
Series C convertible, 400,000,000 shares authorized, none issued and outstanding	-	-
Common stock, $0.001 par value, 2,500,000,000 shares authorized,
560,401,057 and 556,453,298 shares issued and outstanding	561	557
Additional paid-in capital	117,001	106,351
Accumulated deficit	(122,733)	(102,752)
Total stockholders' equity (deficit)	(4,692)	4,638

Total liabilities and stockholders' equity (deficit)	$1,695	$11,256

See accompanying notes to condensed financial statements

ECO2 Plastics, Inc.
Condensed Statements of Operations
(in thousands, except share and per share data)
(unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,
	2009	2008	2009	2008

Revenue	$1,423	$2,525	$3,022	$5,445
Cost of goods sold	1,175	1,893	2,081	4,852
Gross margin	248	632	941	593
Operating expenses
Plant operations and technology development	1,731	2,764	5,191	6,588
General and administrative, including stock-based
expense of $173 and $281 and $519 and $1,093	563	1,162	1,876	3,563
Impairment of recycling plant upon closure	7,578	-	7,578	-
Loss from operations	(9,624)	(3,294)	(13,704)	(9,558)
Other income (expense)
Interest expense, including amortization expense
of $1,092 and $474 and $3,758 and $5,474	(1,301)	(529)	(5,017)	(6,098)
Change in fair value liability for price adjustable warrants	611	-	608	-
Loss on modification of debt	-	-	(2,969)	-
Other income relating to pre-2004 obligations	354		354
Excess of fair value of common stock issued in exchange
for notes, interest and accounts payable and warrants	-	-	-	(3,458)
Total other income (expense)	(336)	(529)	(7,024)	(9,556)
Loss before income taxes	(9,960)	(3,823)	(20,728)	(19,114)
Income taxes	-	-	-	-
Net loss	(9,960)	(3,823)	(20,728)	(19,114)
Beneficial conversion feature related to Series A and
Series B-1 Convertible Preferred Stock	-	(8,957)	-	(8,957)
Net loss attributable to holders of common stock	$(9,960)	$(12,780)	$(20,728)	$(28,071)

Net loss attributable to holders of common stock
per common share, basic and diluted	$(0.02)	$(0.02)	$(0.04)	$(0.06)

Weighted average shares used in computing net
loss attributible to holders of common stock
per common share, basic and diluted	560,401	547,241	559,636	468,176

See accompanying notes to condensed financial statements.

ECO2 Plastics, Inc.
Condensed Statement of Changes in Stockholders' Equity (Deficit)
For the Nine Months Ended September 30, 2009
(in thousands, except share data)

	Convertible Preferred Stock						Additional
	Series A		Series B-1		Common stock		paid-in	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	capital	deficit	Total
Balance at December 31, 2008	152,843,414	$153	328,630,238	$329	556,453,298	$557	$106,351	$(102,752)	$4,638
Cumulative effect of adjustments resulting
from adoption of accounting principle							(893)	747	(146)
Adjusted balance at January 1, 2009	152,843,414	153	328,630,238	329	556,453,298	557	105,458	(102,005)	4,492
Stock-based compensation expense							519		519
Shares vested for executive compensation					1,100,000	1	(1)		-
Stock issue costs							(16)		(16)
Preferred stock converted to common stock	(2,847,759)	(3)			2,847,759	3			-
Beneficial conversion feature for convertible
notes issued and modified							11,041		11,041
Net loss								(20,728)	(20,728)
Balance at September 30, 2009	149,995,655	$150	328,630,238	$329	560,401,057	$561	$117,001	$(122,733)	$(4,692)

See accompanying notes to condensed financial statements.

ECO2 Plastics, Inc.
Condensed Statements of Cash Flows
(in thousands)
(unaudited)

	Nine months ended September 30,
	2009	2008
Cash flows from operating activities:
Net loss	$(20,728)	$(19,114)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation and amortization	1,269	1,080
Excess of fair value of common stock issued in exchange for
accounts payable, notes payable, accrued interest and warrants	-	3,458
Stock-based compensation	519	1,098
Change in fair value of price adjustable warrants	(608)	-
Fair value of price adjustable warrants issued included in interest expense	666	-
Amortization included in interest expense	3,758	5,474
Loss on modification of debt	2,969	-
Impairment provision	7,578	-
Non-cash other income	(354)	-
Changes in operating assets and liabilities:
Accounts receivable	42	(25)
Inventory	16	145
Accounts payable	1,130	(417)
Accrued liabilities, including accrued interest	585	807
Other	(7)	(15)
Net cash used by operating activities	(3,165)	(7,509)
Cash flows from investing activities:
Purchase of property, plant & equipment	(910)	(2,369)
Net cash used by investing activities	(910)	(2,369)
Cash flows from financing activities:
Payments on CIWMB note payable	(175)	(174)
Proceeds from issuance of notes payable	2,913	7,458
Repayments of notes payable	-	(475)
Proceeds from issuance of preferred stock	-	4,500
Payments of debt and stock issue costs	(72)	(441)
Net cash provided by financing activities	2,666	10,868
Net increase (decrease) in cash and cash equivalents	(1,409)	990
Cash and cash equivalents, beginning of year	1,577	101
Cash and cash equivalents, end of period	$168	$1,091
Supplemental disclosures of cash flow information:
Cash paid for interest	$48	$74
Cash paid for income taxes	$-	$-

Supplemental disclosures of non-cash investing and financing activities:
Debt discount	$11,041	$4,504
Common stock exchanged for notes payable, accrued interest and warrants	$-	$13,031
Common stock exchanged for accounts payable and accrued liabilities	$-	$754
Preferred stock exchanged for notes payable and accrued interest	$-	$7,862
Convertible notes and interest payable terms modified	$7,465	$-
Deferred compensation and accounts payable exchanged for notes payable	$185	$-

See accompanying notes to condensed financial statements.

ECO2 Plastics, Inc.
Notes to Condensed Financial Statements
As of September 30, 2009
(unaudited)

Note 1. Description of Business and Summary of Significant Accounting Policies

Organization and business – ECO2 Plastics, Inc., (“ECO2” or the “Company”) was incorporated under the laws of the State of Delaware in 2000, and formed for purposes of acquiring certain patented technology and development of a worldwide market.   We have developed a unique and revolutionary process referred to as the ECO2TM Environmental System (the “Eco2 Environmental System”). The ECO2 Environmental System cleans post-consumer plastics, without the use of water, at a cost savings versus traditional methods (the “Process”). This Process is both patented and patent-pending and is licensed from Honeywell Federal Manufacturing & Technologies, LLC (“Honeywell”) and the Department of Energy on an exclusive basis for the patent life. Since our inception, we have invested in the development of the technology and equipment comprising the ECO2 Environmental System, which includes a Process Patent granted in 2007. This included building several scaled up versions of the Prototype ECO2 Environmental System (the “Prototype”), testing of the Prototypes, building a pilot plant, evaluating the product produced by the Prototype and real-time testing. Our first full scale production facility was constructed in Riverbank, California and was producing saleable product and ramping up as we further developed the Process.  Our goal is to build and operate plastic recycling plants in the USA that utilize the ECO2 Environmental System and to expand the ECO2 Environmental System worldwide. Our growth strategy includes organic growth, strategic acquisitions and licensing or partnership agreements.

As a result of new production technology beginning to come online in 2008, and to reduce plant operating costs and use of cash during the ramp-up period, we decided to direct most production to new technology equipment and accordingly reduced operations of prior technology production equipment.  As a result, in November 2008, we terminated approximately 85 employees and reduced our workforce to approximately 35 employees.  During 2009, we expanded production and increased our workforce.  While we made significant progress in refining our production processes and moved closer to volume and quality goals, management and the Board concluded that we would not likely achieve our goals utilizing the Riverbank facility.  We determined that the size and layout of the existing facility is no longer suitable for the efficient flow of production processes. Process improvements implemented to date have required the purchase and implementation of additional equipment.  In addition, management and the Board have determined that we should upgrade our primary plastic flake wash line in order to enable production at a higher volume and at a more competitive cost structure.  Equipment to be utilized for most efficient production will require a production footprint for which the existing plant is not suitable.

In September 2009, the Board of Directors of the Company approved a plan to relocate and upgrade production facilities to a new location in Northern California, and in connection with this plan, we closed our Riverbank facility and laid off approximately 50 employees.  During the course of the next six to nine months, we will not produce product for sale as we build our new plant.  We have been dismantling and staging equipment for relocation, and we have approximately 10 employees. We have identified at least one site suitable for the relocated facility as well as new equipment that will be installed alongside certain existing equipment in order to complete an improved production line, however, we have not made final decisions as to the site location or equipment vendor.  Company management projects that development of the new plant will require approximately $9 million in additional cash, including some funds required to pay currently outstanding accounts payable. Company management expects that a significant portion of this amount can be financed through equipment lease and other commercial credit facilities, while the balance will need to be sourced from equity or debt investors.

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

Basis of presentation and going concern - The accompanying condensed financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, on the basis that contemplate our continuation as a going concern. Since inception, we have reported net losses, operating activities have used cash, we have working capital and stockholders’ deficits, and we recently ceased production in order to relocate our plant (see Organization and business above).  These matters raise substantial doubt about our ability to continue as a going concern. As of November 5, 2009 we extended certain obligations which were due on October 31, 2009 to November 30, 2009, and thus cured the default without any request for remedy on the part of the note holders. We reported a net loss of approximately $20.7 million for the nine months ended September 30, 2009 and $24.0 million for the year ended December 31, 2008, and operating activities used cash of approximately $3.2 million during the nine months ended September 30, 2009 and $9.9 million during the year ended December 31, 2008.  At September 30, 2009, we had a working capital deficit of $3.1 million and accumulated losses from inception of $122.7 million.

At September 30, 2009, we had cash and cash equivalents of approximately $168,000 and do not have sufficient cash to meet our needs for the next twelve months.  During the three months ended June 30, 2009, we received cash of approximately $2.0 million primarily from existing investors in connection with the issuance of 8% convertible notes payable due in June 2012, convertible into shares of (to be designated) Series D Convertible Preferred Stock at $0.0017 per share.  Additionally, in connection with this fund-raising, certain terms of notes payable convertible into shares of our Series C Convertible Preferred Stock of $4.0 million due in March 2009 and $3.5 million due in December 2011, were modified such that the maturity date was changed to June 2012 and the per share conversion price was changed from $0.015 to $0.004 per share.  During the three months ended September 30, 2009, we received cash from existing investors of (i) $150,000 in connection with issuance of 8% convertible notes payable due in August 2012, convertible into shares of (to be designated) Series D Convertible Preferred Stock at $0.0017 per share, and (ii) $750,000 in connection with issuance of 8% convertible notes payable due October 31, 2009, convertible into shares of Series D Convertible Preferred Stock at $0.0017 per share.In October 2009, we received cash of  $375,000 from existing investors in connection with issuance of 8% convertible notes payable due October 31, 2009, convertible into shares of Series D Preferred Stock at a price of $0.0017 per share.

Our Board of Directors and Chief Executive Officer continue to be actively involved in discussions and negotiations with investors in order to raise additional funds to finance improvements and other equipment, and to provide adequate working capital for operations. There is no assurance that continued financing proceeds will be obtained in sufficient amounts necessary to meet our needs. In view of these matters, continuation as a going concern is dependent upon our ability to meet our financing requirements, raise additional capital, and the future success of our operations.  The accompanying financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that may result from our possible inability to continue as a going concern.

Interim financial statements – The accompanying unaudited condensed financial statements and related notes are presented in accordance with the rules and regulations of the Securities and Exchange Commission with regard to interim financial information.  Accordingly, the condensed financial statements do not include all of the information and notes to financial statements required by accounting principles generally accepted in the United States of America for complete financial statements.  In the opinion of our management, all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation of our financial position, results of operations and cash flows for the interim periods presented have been included.  Results of operations for the September 30, 2009 interim periods are not necessarily indicative of the results to be expected for the entire fiscal year ending December 31, 2009 or for any other future interim period.  The accompanying unaudited interim condensed financial statements should be read in conjunction with the audited annual financial statements included in our December 31, 2008 Annual Report on Form 10-K.

Summary of Significant Accounting Policies - Significant accounting policies used in preparation of our financial statements are disclosed in notes to our audited annual December 31, 2008 financial statements.  A condensed summary of disclosures regarding certain of such policies are set forth below.

Use of estimates in the preparation of financial statements - Preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates. The more significant accounting estimates inherent in the preparation of our financial statements include estimates as to the depreciable lives of property and equipment, valuation and impairment of long-lived assets, valuation of accounts receivable, valuation and classification of equity related instruments and derivatives issued and issuable, and valuation allowance for deferred income tax assets.

Cash and cash equivalents – We consider deposits that can be redeemed on demand and investments that have original maturities of less than three months when purchased to be cash equivalents.

Impairment of  long-lived assets – Management evaluates the recoverability of the Company’s long-lived assets in accordance with accounting guidance with respect to Accounting for the Impairment or Disposal of Long-lived Assets, which generally requires the assessment of these assets for recoverability when events or circumstances indicate a potential impairment exists. Events and circumstances considered by the Company in determining whether the carrying value of long-lived assets may not be recoverable include, but are not limited to: significant changes in performance relative to expected operating results, significant changes in the use of the assets, significant negative industry or economic trends, a significant decline in the Company’s stock price for a sustained period of time, and changes in the Company’s business strategy. In determining if impairment exists, the Company estimates the undiscounted cash flows to be generated from the use and ultimate disposition of these assets. If impairment is indicated based on a comparison of the assets’ carrying values and the undiscounted cash flows, the impairment loss is measured as the amount by which the carrying amount of the assets exceeds the estimated fair value of the assets.

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

Effective January 1, 2008, we adopted accounting guidance for financial assets and liabilities. The adoption did not have a material impact on our results of operations, financial position or liquidity. This standard defines fair value, provides guidance for measuring fair value and requires certain disclosures. This standard does not require any new fair value measurements, but rather applies to all other accounting pronouncements that require or permit fair value measurements. This guidance does not apply to measurements related to share-based payments. This guidance discusses valuation techniques, such as the market approach (comparable market prices), the income approach (present value of future income or cash flow), and the cost approach (cost to replace the service capacity of an asset or replacement cost). The guidance utilizes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value into three broad levels. The following is a brief description of those three levels:

Level 1: Observable inputs such as quoted prices (unadjusted) in active markets for identical assets or liabilities.

Level 2: Inputs other than quoted prices that are observable, either directly or indirectly. These include quoted prices for similar assets or liabilities in active markets and quoted prices for identical or similar assets or liabilities in markets that are not active.

Level 3: Unobservable inputs in which little or no market data exists, therefore developed using estimates and assumptions developed by us, which reflect those that a market participant would use.

Financial assets and liabilities - We currently measure and report at fair value cash and cash equivalents and fair value liability for price adjustable warrants.  Our cash and cash equivalents are recorded at fair value as determined through market, observable and corroborated sources. The fair value liability for price adjustable warrants has been recorded as determined utilizing Black-Scholes option pricing model.  The following table summarizes our financial assets and liabilities measured at fair value on a recurring basis as of September 30, 2009 (in thousands):

		Quoted prices in	Significant	Significant
	Balance at	active markets for	other observable	Unobservable
	September 30, 2009	identical assets	inputs	inputs
Assets:		(Level 1)	(Level 2)	(Level 3)
Cash	$168	$168	$-	$-
Total financial assets	$168	$168	$-	$-

Liabilities:
Fair value liability for price adjustable warrants	$204	$-	$-	$204
Total financial liabilities	$204	$-	$-	$204

Following is a roll forward through September 30, 2009 of the fair value measurements using significant unobservable Level 3 inputs:

Balance at December 31, 2008	$-
Cumulative effect of adoption of accounting principle	146
Balance at January 1, 2009	146
Change in fair value included in net operating loss	58
Ending balance at September 30, 2009	$204

Non-Financial Assets and Liabilities -We currently measure impairment of property and equipment on a non-recurring basis.  The following table presents non-financial assets and liabilities at fair value and related impairment included in operations as of September 30, 2009.

	Balance at September 30, 2009	Quoted prices in active markets for identical assets	Significant other observable inputs	Significant unobservable inputs	Total Gains (Losses)
		(Level 1)	(Level 2)	(Level 3)
Assets:
Property and Equipment	$923			$923	$(6,220)
Assets held for sale	200			200	(1,348)
Total non-financial assets	$1,123	$ -	$ -	$1,123	$(7,568)

Accounting for derivatives – We evaluate our convertible debt, options, warrants or other contracts to determine if those contracts or embedded components of those contracts qualify as derivatives to be separately accounted for under accounting principles generally accepted in the United States of America.   The result of this accounting treatment is that under certain circumstances the fair value of the derivative is recorded as a liability and marked-to-market each balance sheet date.  In the event that the fair value is recorded as a liability, the change in fair value is recorded in the statement of operations as other income or expense.  Upon conversion or exercise of a derivative instrument, the instrument is marked to fair value at the conversion date and then that fair value is reclassified to equity. Equity instruments that are initially classified as equity that become subject to reclassification are reclassified to liability at the fair value of the instrument on the reclassification date.

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

Basic and diluted net loss attributable to holders of common stock per common share - Basic net loss attributable to holders of common stock per common share is computed by dividing net loss attributable to holders of common stock, which is the net loss less the beneficial conversion feature related to Series A and Series B-1 Convertible Preferred Stock, by the weighted-average number of common shares outstanding during the period. Diluted net loss per common share is determined using the weighted-average number of common shares outstanding during the period, adjusted for the dilutive effect of common stock equivalents, consisting of shares that might be issued upon exercise of common stock options, warrants, convertible promissory notes or convertible preferred stock. In periods where losses are reported, the weighted-average number of common shares outstanding excludes common stock equivalents, because their inclusion would be anti-dilutive.  Computations of net loss per share for the interim periods ended September 30, 2009, exclude 382,058,677 shares issuable upon exercise of outstanding and issuable warrants to purchase common stock, 3,617,507,002 shares issuable upon conversion of outstanding convertible notes payable and accrued interest and 478,625,893 shares issuable upon conversion of outstanding convertible preferred stock. Computations of net loss attributable to holders of common stock per share for the interim periods ended September 30, 2008, exclude 195,422,058 shares issuable upon exercise of outstanding warrants to purchase common stock, 264,312,856 shares issuable upon conversion of outstanding convertible notes payable and 489,083,454 shares issuable upon conversion of outstanding convertible preferred stock.  These common stock equivalents could have the effect of decreasing diluted net income per share in future periods.

Recent accounting pronouncements - In 2007, the Financial Accounting Standards Board (the “FASB”) issued accounting guidance which establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable to the parent and to the noncontrolling interest, changes in a parent’s ownership interest and the valuation of retained non-controlling equity investments when a subsidiary is deconsolidated. The guidance also establishes reporting requirements that provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the non-controlling owners. This statement is effective for fiscal years beginning after December 15, 2008, and we adopted it effective January 1, 2009, and there was no effect of adoption.  In the absence of possible future investments, application of this pronouncement will have no effect on our financial statements.

In 2008, the FASB issued accounting guidance with respect to changes in disclosure requirements for derivative instruments and hedging activities, which requires enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. We do not use derivative financial instruments nor do we engage in hedging activities.  This guidance is effective beginning January 1, 2009, the date we adopted it, and there was no effect upon adoption.

In May 2008, the FASB released guidance with respect to accounting for convertible debt instruments that may be settled in cash upon conversion, which is effective for financial statements issued for fiscal periods beginning after December 15, 2008 and changes the accounting for convertible debt instruments that permit or require the issuer to pay cash upon conversion.  Under the guidance, the issuer will no longer account for the convertible debt entirely as a liability.  Instead the issuer will allocate the proceeds from the issuance of the instrument between liability and equity.  The resulting debt discount, (the difference between the principal amount of the debt and the amount allocated to the liability component), is subsequently amortized to interest expense over the instrument’s expected life using the interest method. The guidance is not to be applied retrospectively to instruments within its scope that were not outstanding during any of the periods that will be presented in annual financial statements for the period of adoption but were outstanding during an earlier period.  We adopted this guidance effective January 1, 2009, and there was no effect upon adoption.

In June 2008, accounting guidance was issued, which is effective for fiscal years ending after December 15, 2008, provides for, among other things, revisions to certain provisions of existing accounting principles generally accepted in the United States of America, including nullification of certain previously existing guidance that upon conversion, unamortized discounts for instruments with beneficial conversion features should be included in the carrying value of the convertible security that is transferred to equity at the date of conversion.  This nullification was made to update guidance to acknowledge the issuance of other accounting pronouncements, which revised accounting guidance to require immediate recognition of interest expense for the unamortized discount.  In accordance with transition guidance, we retrospectively applied the accounting guidance.  During 2008, certain convertible promissory notes payable were exchanged for shares of our common stock, and as a result of adoption of this  accounting guidance the remaining unamortized debt discount of approximately $2.2 million was recognized as interest expense.  There was no cumulative effect for periods prior to 2008.

In June 2008, accounting guidance was issued with respect to determining whether an instrument (or embedded feature) is indexed to an entity’s own stock, which is effective for fiscal years ending after December 15, 2008.  Adoption of this guidance affects accounting for convertible instruments and warrants with provisions that under certain circumstances protect holders from declines in the stock price (“down-round” provisions). Warrants with such provisions will no longer be recorded in equity. This guidance is to be applied to outstanding instruments as of the beginning of the fiscal year in which it is applied. The cumulative effect of the change in accounting principle is recognized as an adjustment to the opening balance of accumulated deficit for the year of adoption, presented separately. The cumulative-effect adjustment is the difference between the amounts recognized in the statement of financial position before initial application and the amounts recognized in the statement of financial position upon its initial application. Amounts recognized in the statement of financial position as a result of the initial application are determined based on the amounts that would have been recognized if the guidance had been applied from the issuance date of the instrument. Effective January 1, 2009, we adopted this standard.  In connection with warrants issued in prior years, the financial reporting (non-cash) effect of initial adoption of this accounting pronouncement resulted in a cumulative effect of change in accounting principle of approximately $146,000, based on a per share closing price of our stock of $0.02 at December 31, 2008. The fair value liability is revalued utilizing Black-Scholes valuation model computations with the increase or decrease in fair value being reported in the statement of operations as other income (expense).  During the three and nine months ended September 30, 2009, the fair value decreased $611,000 and $608,000, based on a closing per share price of $0.005 per share at September 30, 2009, which decreased our net loss. Weighted average assumptions used in Black Scholes computations were expected lives of 1 to 8 years, volatility rates of 140% to 165%, risk-free interest rates of 0.6% to 3.4% and dividend rate of nil.

In April 2009, accounting guidance was released with respect to interim disclosures about fair value of financial instruments to require disclosures about the fair value of financial instruments for interim reporting periods, effective for reporting periods ending after June 15, 2009.  We have incorporated required disclosures in these financial statements with no effect on our financial position, results of operations or cash flows.

In May 2009, accounting guidance was issued regarding subsequent events, which establish general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued.  In particular, guidance sets forth the period after the balance sheet date during which management should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date, and the disclosures that should be made about such events or transactions. This accounting guidance is effective for reporting periods ending after June 15, 2009, and should not result in significant changes in subsequent events that an entity reports, either through recognition or disclosure, in financial statements.  Among other things, this guidance requires disclosure of the date through which an entity has evaluated subsequent events and the basis for that date, that is, whether that date represents the date the financial statements were issued or were available to be issued. We have incorporated required disclosures in these financial statements.

Note 2.                      Inventories

Inventories consist of the following (in thousands):
	September 30,	December 31,
	2009	2008

Raw materials	$4	$13
Finished Good	27	35
Total	$31	$48

Note 3.  Closure of Recycling Plant and Impairment

In September 2009, the Board of Directors of the Company approved a plan to relocate and upgrade production facilities to a new location in Northern California, and in connection with this plan, we closed our Riverbank facility.  We have been dismantling and staging equipment for relocation. Design and engineering efforts will follow, and construction is expected to commence within six to nine months.  Assets that will not be used in the relocated facility, including installation costs, which have been significant over the years, had a net book value of approximately $6.2 million, after accumulated depreciation of $3.8 million have been removed from the accounts.  Additionally, an impairment provision of approximately $1.4 million has been recorded with respect to assets expected to be utilized in the relocated plant to reduce the net book value of such assets to approximately $910,000.  In the absence of having obtained commitments for future financing for the new plant, the estimate of fair value was based upon estimates of the prices for similar assets that could be obtained in a current transaction between willing parties.  Estimated net proceeds for assets held for disposal of $200,000 were classified as current assets pending near-term sales.  The Company recorded $7.6 million of expense as impairment on closure of recycling plant, which primarily represents loss on disposal or abandonment.  The remaining net book value of assets to be relocated has been retained in the accounts and will continue to be depreciated.

Note 4.  Concentrations and Major Customers

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

Cash in excess of federally insured limits - Cash and cash equivalents are maintained at financial institutions and, at times, balances may exceed federally insured limits.  We have never experienced any losses related to these balances.  There were no amounts on deposit in excess of federally insured limits at September 30, 2009.

Major Customers – Our revenues are received from certain major customers.  The loss of major customers could potentially create a significant hardship for us.  During the three and nine months ended September 30, 2009, revenues from customers, which during some interim periods exceed 10% of total revenues are summarized as follows (dollars in thousands):

	Three months ended September 30,				Nine months ended September 30,
	2009		2008		2009		2008
	Revenues	%	Revenues	%	Revenues	%	Revenues	%
Customer A	$859	60%	$723	31%	$1,809	60%	$730	14%
Customer B	-	0%	941	40%	-	0%	1,387	26%
Customer C	113	8%	102	4%	166	5%	1,030	20%
Customer D	-	0%	91	4%	128	4%	736	14%
Customer E	98	7%	101	4%	117	4%	520	10%
Customer F	22	2%	103	4%	178	6%	255	5%
Customer G	173	12%	44	2%	346	11%	61	1%

As further described in Note 7, Customer A is an owner of a relatively significant amount of our convertible notes and warrants and its managing director is a member of our Board of Directors.

Accounts receivable from Customer F represents 66% of total accounts receivable at September 30, 2009.  Customer F is the California Department of Conservation, which pursuant to terms of incentive grants is billed quarterly and which results in a relatively large percentage of accounts receivables as compared to revenues.

Note 5.  Notes Payable and Convertible Notes Payable

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

In September 2009, we received $750,000 cash from existing investors pursuant to 8% promissory notes payable due October 31, 2009, which are convertible into shares of Series D Preferred Stock at a price of $0.0017 per share.    Proceeds were used for working capital purposes.  On November 5, 2009, we extended the due date of the obligations due October 31, 2009 to November 30, 2009 and thus cured the default prior to any request for remedy on the part of the note holders.

Convertible notes payable to related parties due within one year as of September 30, 2009, consist of the following (in thousands):

		Accrued	Unamortized
	Notes	interest	debt discount	Total
Series D convertible promissory notes due October 31, 2009	$750	$3	$(518)	$235

Convertible notes payable and related accounts due after one year as of September 30, 2009, consist of the following (in thousands):
		Accrued	Unamortized
	Notes	interest	debt discount	Total
Series C convertible promissory notes due June 2012
Due to related parties	$5,746	$521	$(5,463)	$803
Due to others	1,719	197	(1,632)	285
Subtotal	7,465	718	(7,095)	1,088
Series D convertible promissory notes, due June 2012
Due to related parties	1,900	48	(1,692)	256
Due to others	408	8	(363)	53
Subtotal	2,308	56	(2,055)	309
Total	$9,773	$774	$(9,150)	$1,397

Series D Convertible Promissory Notes, due June 2012 – During the three months ended June 30, 2009, pursuant to terms of a convertible note purchase agreement we entered into with holders of the majority of our existing outstanding Series C convertible notes payable, we received cash of approximately $2.0 million and retired $150,000 of deferred compensation due to our chief executive officer and approximately $35,000 of accounts payable to two service providers, and in exchange we issued approximately $2.2 million of convertible notes payable, which bear interest at 8% and are due, together with accrued interest, in June 2012 (the “Series D Notes”).  During the three months ended September 30, 2009, we received $150,000 and in exchange issued $150,000 of Series D Notes.  The Series D Notes are convertible into shares of our (to be designated) Series D Convertible Preferred stock, and upon written election at the discretion of holders of 60% or more of the aggregate principal amount of Series D Notes then outstanding, the entire principal amount of such notes, together with all accrued interest shall be converted at a price per share equal to $0.0017 (subject to appropriate adjustment for all stock splits, subdivisions, combination, recapitalizations and the like).  The to be newly designated Series D Convertible Preferred stock shall have rights, preferences and privileges substantially similar to those of the Company’s Series C Preferred stock, except that the liquidation preference shall be senior to the Series C, Series B and Series A preferred stock, at a price per share equal to $0.0017 (subject to appropriate adjustment for all stock splits, subdivisions, combination, recapitalizations and the like).  We have pledged as collateral pursuant to terms of a Security Agreement substantially all of our assets, subject only to a security interest granted to CIWMB.  We recorded debt discount of approximately $2.3 million relating to the beneficial conversion feature of Series D Notes, of which $192,000 and $252,000 was amortized to interest expense during the three and nine months ended September 30, 2009, with the remainder to be amortized approximately $192,000 during the remainder of 2009, $769,000 in each of 2010 and 2011 and $518,000 in 2012.  Pursuant to terms of a Second Amended and Restated Subordination and Intercreditor Agreement (the “Intercreditor Agreement”) Series C Convertible Notes are subordinate to Series D Notes.

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

As a result, we recorded a loss on modification of debt of approximately $3.0 million, representing the write-off of unamortized debt discount and deferred debt issue costs of the notes prior to modification of terms and also recorded a debt discount of approximately $8.0 million relating to the beneficial conversion feature of the modified notes.  During the three and nine months ended September 30, 2009, approximately $665,000 and $887,000, respectively, of the discount was amortized to interest expense, with the remainder to be amortized approximately $665,000 during the remainder of 2009, $2.6 million in each of 2010 and 2011, and $1.3 million in 2012.

Series C Convertible Promissory Notes, originally due March 2009 – During 2008, we received cash of approximately $3.9 million and a promissory note with related accrued interest totaling approximately $101,000 and in exchange issued convertible notes payable due March 31, 2009 of approximately $4.0 million and warrants to purchase approximately 134 million shares of our common stock at a per share price of $0.015 that expire April 2015.  The notes bear interest at 15%, with interest payable upon maturity, and are convertible into shares of our common stock, and upon written election at the discretion of holders of 60% or more of the aggregate principal amount of these notes then outstanding, the entire principal amount of such notes, together with all accrued interest shall be converted into shares  of our Series C Convertible Preferred Stock at a price per share equal to $0.015 (subject to appropriate adjustment for all stock splits, subdivisions, combination, recapitalizations and the like).  We have pledged as collateral pursuant to terms of a Security Agreement, as amended and restated, substantially all of our assets, subject only to a security interest granted to CIWMB.  Debt discount relating to these notes approximated $4.0 million, of which approximately $2.2 million was amortized to interest expense during 2008, with the remainder of $2.8 million amortized to interest expense during the three months ended March 31, 2009.  The fair value of warrants was computed using a Black-Scholes option pricing model with the following assumptions:  contractual term of 6.5 years, volatility of 156% (historical), zero dividends and interest rate of approximately 3.1%.

In connection with issuance of Series C Convertible Promissory Notes due December 2011, upon election of holders of more than 65% of the aggregate principal amount of Series C Convertible Promissory Notes due March 2009 then outstanding, pursuant to terms of an Amended and Restated Subordination and Intercreditor Agreement the notes originally due in 2009 are subordinated to the notes due in 2011 and no payments of principal or interest will be made until the notes due in 2011 are retired.  Subsequent to March 31, 2009, terms of the notes due March 31, 2009 became the same as Series C Convertible Promissory Notes due December 2011, except that the notes originally due in March 2009 remain subordinate to notes originally due in December 2011 (together, both issuances are referred to as “Series C Convertible Notes” and both were further modified with the Series D Notes purchase agreement described above).

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

Issuance of Common Stock in exchange for Notes Payable and Warrants – During 2008, we issued approximately 243.9 million shares of our common stock in exchange for full satisfaction of all then outstanding convertible notes payable, which approximated $13.2 million and related accrued interest of approximately $1.7 million, and the return of outstanding warrants to purchase approximately 38.6 million shares of our common stock having an exercise price of $0.06 per share and expiring in April 2015, which such warrants were acquired when the notes were issued.  The total number of shares issued was in excess of what would have been received had the notes been converted according to original terms.  The excess of fair value of consideration issued over the fair value of what would have been received has been recorded as a loss of approximately $2.8 million.

Issuance of Convertible Preferred Stock in exchange for notes payable - During 2008, holders of notes payable, which had an outstanding principal amount of approximately $7.5 million and related accrued interest payable of $525,000, exchanged such notes and accrued interest for 152,843,413 shares of our Series A Convertible Preferred Stock and 111,240,040 shares of our Series B-1 Convertible Preferred Stock.  The unamortized balance of deferred debt discount relating to the notes of $201,000 was written off upon the transaction with the offset decreasing additional paid in-capital.

At September 30, 2009, aggregate maturities of notes payable were as follows (in thousands):

		City of	Convertible
Year ending December 31,	CIWMB	Riverbank	Notes	Total
2009	$51	$-	$750	$801
2010	219	-	-	219
2011	229	-	-	229
2012	240	-	9,773	10,013
2013	249	50	-	299
Thereafter	345	-	-	345
	$1,333	$50	$10,523	$11,906

Note 6. Preferred Stock, Common Stock and Stock Warrants

Authorized Shares – We have authorized Four Billion Two Hundred Million (4,200,000,000) shares of capital stock, of which Two Billion Five Hundred Million (2,500,000,000) shares are classified as common stock and One Billion Seven Hundred Million (1,700,000,000) shares are classified as preferred stock, of which we have designated and authorized 152,843,413 shares as Series A Preferred Stock (the “Series A Preferred Stock”), 336,240,040 shares as Series B-1 Convertible Preferred Stock (the “Series B-1 Preferred Stock”), 140,000,000 shares as Series B-2 Convertible Preferred Stock (the “Series B-2 Preferred Stock”, and together with the Series B-1 Preferred Stock, the “Series B Preferred Stock”), and 400,000,000 shares as Series C Convertible Preferred Stock (the “Series C Preferred Stock”).  See Note 10 – Subsequent Events regarding proposed reverse stock split and changes in designations of preferred stock.

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

Dividends - Holders of Preferred Stock shall be entitled to receive, on a pari passu basis, when, as and if declared by the Board of Directors, out of any of our assets legally available therefore, dividends at a  rate of 5% of the Original Issue Price of such share of Preferred Stock (in each case, as adjusted for any stock dividends, combinations, splits, recapitalizations and the like with respect to such shares) per annum prior and in preference to the holders of our common stock, and in preference to the holders of any of our other equity securities that may from time to time come into existence to which the Preferred Stock ranks senior (such junior securities, together with our common stock, “Junior Securities”).  No dividends will be paid on Junior Securities in any year unless such dividends of the Preferred Stock are paid in full or declared and set apart.  Additionally, whenever we pay a dividend on our common stock, each holder of a share of Preferred Stock shall be entitled to receive, at the same time the dividend is paid on the common stock, a dividend equal to the amount that would have been paid in respect of the common stock issuable upon conversion of such share of Preferred Stock.  As of September 30, 2009, no dividends have been declared.

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

Preferred Stock Issued for Cash and Exchange of Debt and Other Securities – In June 2008, we issued (i) 165 million shares of our Series B-1 Preferred Stock for $3.3 million cash, (ii) approximately 152.8 million shares of our Series A Preferred Stock and 111.2 million shares of our Series B-1 Preferred Stock in exchange for outstanding promissory notes having a principal balance of approximately $7.5 million and related accrued interest payable of $525,000, and (iii) 60 million shares of our Series B-1 Preferred Stock in exchange for shares of our “old” preferred series A preferred stock, which was issued in exchange for $1.2 million cash received during 2008, and which such series was eliminated upon exchange.   The fair value of shares of common stock that preferred shares are convertible into exceeded the recorded value of notes and accrued interest exchanged and cash received by approximately $9.0 million; this beneficial conversion feature is presented in a manner similar to that of a constructive dividend, increasing the net loss in the computation of net loss per share attributable to holders of common stock for the interim periods ended in June 2008.  In connection with terms of the First Amendment to Securities Subscription Agreement pertaining to the purchase of Series A and B Preferred Stock, we granted to certain purchasers rights to purchase up to an aggregate of 140 million shares of our Series B-2 Convertible Preferred Stock on or prior to March 31, 2009 at a price of $0.0175 per share; the rights to which expired unexercised.

Common Stock Issued for Conversion of Preferred Stock – During the nine months ended September 30, 2009, there were 2,847,759 shares of Series A Preferred Stock converted into that same number of shares of our common stock.

Common Stock Issued Upon Induced Conversion of Debt and Exchange of Warrants - During the nine months ended September 30, 2008, we issued approximately 243.9 million shares of our common stock in exchange for full satisfaction of outstanding convertible notes payable, which approximated $13.2 million and related accrued interest of approximately $1.7 million, and the return of outstanding warrants to purchase approximately 38.6 million shares of our common stock having an exercise price of $0.06 per share and expiring in April 2015, which such warrants were acquired when the notes were issued.

Additionally, in 2008, we made a special offer to holders of warrants to purchase our common stock  to exchange all outstanding warrants into shares of our common stock in a number of shares equal to 60% to 75% (depending on the warrant) of the number of warrant shares exchanged.  Holders of approximately 124.2 million warrants accepted the offer and we issued approximately 81.9 million shares of our common stock.  The shares were valued at approximately $536,000 based on the closing stock price on the exchange date, and the excess of fair value issued over the fair value of securities received was recorded as a loss of $556,000.

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

In 2008, we entered into an offer of employment with an individual to serve as our Senior Vice President of Operations, pursuant to which, among other things, in additional to cash compensation and other customary employee related benefits we agreed to issue a warrant to purchase 15 million shares of our common stock, 25% of which vest at the end of one year and the remainder vest equally on a monthly basis over the next three years.  The warrants have a term of approximately 6.5 years and an exercise price of $0.015 per share and were valued at approximately $287,000 as determined utilizing the Black-Scholes valuation model and will be expensed over the vesting period.  The closing stock price at the issuable date was $0.02 per share. We recognized expense of approximately $37,000 in 2008, and $112,000 during the nine months ended September 30, 2009.

In 2008, we entered into an offer of employment with an individual to serve as our Chief Financial Officer, pursuant to which, among other things, in additional to cash compensation and other customary employee related benefits we agreed to issue a warrant to purchase 20 million shares of our common stock, 25% of which vest at the end of one year and the remainder vest equally on a monthly basis over the next three years.  The warrants have a term of approximately 6.5 years and an exercise price of $0.015 per share and were valued at approximately $382,000 as determined utilizing the Black-Scholes valuation model and will be expensed over the vesting period. The closing stock price at the issuable date was $0.02 per share. We recognized expense of approximately $8,000 in 2008, and $149,000 during the nine months ended September 30, 2009.

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

Warrants issued to lenders for borrowings, all of which are exercisable:
		weighted average
		exercise	remaining contract	intrinsic value
	outstanding	price	life (in years)	(in thousands)
Balance at December 31, 2008	257,181,087	$0.02	6.3	$1,205
Increase for price adjustment	33,901,960	$0.0017
Balance at September 30, 2009	291,083,047	$0.01	5.5	$140

Warrants issued to consultants for services, all of which are exercisable:
		weighted average
		exercise	remaining contract	intrinsic value
	outstanding	price	life (in years)	(in thousands)
Balance at December 31, 2008	52,025,630	$0.03	7.5	$37
No activity	-
Balance at September 30, 2009	52,025,630	$0.03	6.8	$-

Warrants issued to employees and directors, 2,544,444 of which are exercisable:
		weighted average
		exercise	remaining contract	intrinsic value
	outstanding	price	life (in years)	(in thousands)
Balance at December 31, 2008	37,850,000	$0.03	6.3	$175
Issuable to executive for compensation	1,100,000	$0.40	4.0
Balance at September 30, 2009	38,950,000	$0.04	5.5	$-

All warrants:		weighted average
		exercise	remaining contract	intrinsic value
	outstanding	price	life (in years)	(in thousands)
Balance at December 31, 2008	347,056,717	$0.02	6.5	$1,417
Increase for price adjustment	33,901,960	$0.0017
Issuable to executive for compensation	1,100,000	$0.40	4.0
Balance at September 30, 2009	382,058,677	$0.02	5.8	$140

Additional information regarding all warrants outstanding as of September 30, 2009, is as follows:

	exercise	Weighted average
Shares	price	remaining life
60,000	$0.001	1.8 years
43,604,779	$0.0017	5.5 years
283,771,601	$0.015	5.5 years
30,692,667	$0.02	7.0 years
1,100,000	$0.05	.8 years
18,979,630	$0.06	5.5 years
1,000,000	$0.07	5.5 years
1,000,000	$0.12	6.5 years
750,000	$0.22	5.5 years
1,100,000	$0.30	5.5 years
382,058,677		5.8 years

The intrinsic value of stock warrants is calculated by aggregating the difference between the closing market price of our common stock at the reporting period end and the exercise price of warrants which have an exercise price less than the closing price.

Note 7.   Related Party Transactions

Certain of our Directors, Officers and their affiliates are holders of our convertible notes payable in the aggregate amount of approximately $8.4 million and $5.7 million at September 30, 2009 and December 31, 2008, respectively.  Such amounts represent approximately 80% and 77% of the face amount of outstanding convertible notes payable at September 30, 2009 and December 31, 2008.  Accrued interest payable on the notes payable owned by related parties approximated $571,000 and $134,000 at September 30, 2009 and December 31, 2008, respectively.

In November 2008, we entered into a supply agreement with a company (the “Purchaser”), which holds approximately $2.3 million of our convertible notes and warrants to purchase approximately 50 million shares of our common stock, and which has the right to and has designated a person to be a member of our Board of Directors.  Pursuant to terms of the Supply Agreement, among other things, if the Purchaser is in need of at least 1.5 million pounds of Products (as defined) for any calendar month during the three year term, then the Purchaser shall order its requirements for 1.5 million pounds from us, and we have agreed to sell Products to the Purchaser in accordance to a contractual pricing formula.  During the nine months ended September 30, 2009 and 2008, sales of Product to Purchaser approximated $1.8 million and $730,000, respectively.  Due to closure of the recycling plant, the supply agreement is subject to termination.

The Company incurs legal fees pursuant to an agreement for legal services with a law firm, the managing partner of which was until December 2008 one of our Directors. During the nine months ended September 30, 2009 and 2008, we incurred fees for legal services from this firm of approximately $142,000 and $261,000, respectively.    During 2009, $25,000 of accounts payable was exchanged for $25,000 of Series D Notes Payable.  At September 30, 2009, accounts payable due to the firm for services of $168,000 are included in accounts payable to related party.

Note 8. Participation Certificates Obligations Issued Prior to 2004

In 2000, the Company’s then Board of Directors authorized the issuance of common stock to various investors.  An agreement between the Company’s then President and investors allowed participants in the Italian General Plastics Development Program to make advances based on Company common stock. Funds thus generated (approximately $815,000) were to be repaid when the Company became a public company. Upon repayment of funds advanced, investors would retain their stock ownership. To comply with Italian regulations, the Company’s then President personally issued shares of Company common stock to the investors. Funds advanced by investors were made to and deposited in accounts in the former President's name.  The Company’s former President has represented that funds received were assets of Company and that the Company assumed the related obligations, and accordingly, based on the substance of the transactions, funds advanced have been presented as Company liabilities in the accompanying balance sheet.  Prior to December 31, 2004, the Company entered into various agreements, including a settlement and release agreement, with certain investors pursuant to which the investors received shares of Company common stock in exchange for their participation certificates.  Since 2004, the balance outstanding approximates $354,000.  During 2009, it was determined that due to statute of limitations, these obligations are no longer payable, and accordingly, the Company removed the obligations from the balance sheet and recognized other income during the three and nine months ended September 30, 2009.

Note 9.   Commitments and Contingencies

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

Leases – We lease space for our recycling plant and office in Riverbank, California.   In 2008, we entered into amendments of our lease agreement, as amended, exercising our option to extend the expiration of the lease from May 2009 through March 2010 and to rent additional space.  In September 2009, the Board of Directors of the Company approved a plan to relocate and upgrade production facilities to a new location in Northern California, and in connection with this plan, we closed our Riverbank facility.  We are seeking a tenant to take over our existing lease of the Riverbank plant site upon our departure.

Supply Agreement – In November 2008, we entered into a supply agreement with a company (the “Purchaser”), which holds approximately $2.3 million of our convertible notes and warrants to purchase approximately 50 million shares of our common stock, and which has the right to and has designated a person to be a member of our Board of Directors.  The Supply Agreement was entered into prior to the Purchaser’s acquisition of securities.  Pursuant to terms of the Supply Agreement, among other things, if the Purchaser is in need of at least 1.5 million pounds of Products (as defined) for any calendar month during the three year term, then the Purchaser shall order its requirements for 1.5 million pounds from us, and we have agreed to sell Products to the Purchaser in accordance to a contractual pricing formula.

Note 10.   Subsequent Events through November 4, 2009 (the date preceding initial filing of Form 10-Q)

Pursuant to the Preliminary Schedule 14C filed by the Company on July 6, 2009, which was amended in August and September 2009 and will again be amended in November 2009 and supplemented with a simultaneous Schedule 13E-3 filing, our Board of directors has approved and stockholders owning approximately 559.4 million shares of our common stock, Series A Preferred and Series B Preferred stock, representing a majority of our outstanding equity securities, have consented in writing to effect a one-for-two thousand (1:2000) reverse split of our issued and outstanding common stock, Series A Preferred and Series B-1 Preferred stock (the “Reverse Stock Split”).  The Board has set the close of business on the twentieth day following the mailing of an Information Statement to our shareholders as the date on which the Reverse Stock Split will become effective.  Each share of our common stock, Series A Preferred and Series B-1 Preferred issued and outstanding immediately prior to that effective date will be reclassified as and changed into 0.0005 of one share of common stock, Series A preferred and Series B-1 Preferred stock, respectively.  The principal effect of the Reverse Stock Split will be to decrease the number of outstanding shares. The Reverse stock Split will not alter the number of our authorized shares of common stock, which will remain at 2.5 billion shares, or our preferred stock which will remain at 1.7 billion shares.

Simultaneous with the effectiveness of the Reverse Stock Split, we intend to adjust the authorized amount of capital stock for each series of preferred stock that has already been designated, including, the Series A Preferred, Series B-1 Preferred, Series C Preferred, in an amount proportional to that of the Reverse Stock Split.

In October 2009, we received cash of $375,000 from existing investors and, in exchange, we issued Series D convertible promissory notes due October 31, 2009, the terms of which are described above, for the same amount.

 On November 5, 2009, we extended the due date of the September 2009 and October 2009 obligations due October 31, 2009 to November 30, 2009 and thus cured the default prior to any request for remedy on the part of the note holders.

Item 2.       Management’s Discussion and Analysis of Financial Condition and Results of Operations.

FORWARD LOOKING STATEMENTS CAUTIONARY

This Item 2 and this September 30, 2009 Quarterly Report on Form 10-Q (the “Quarterly Report”) may contain "forward-looking statements." In some cases, you can identify forward-looking statements by terminology such as "may," "will," "should," "could," "expects," "plans," "intends," "anticipates," "believes," "estimates," "predicts," "potential" or "continue" or the negative of such terms and other comparable terminology. These forward-looking statements include, without limitation, statements about our market opportunity, our strategies, competition, expected activities and expenditures as we pursue our business plan, and the adequacy of our available cash resources. Although we believe that the expectations reflected in any forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Actual results may differ materially from the predictions discussed in these forward-looking statements. Changes in the circumstances upon which we base our predictions and/or forward-looking statements could materially affect our actual results. Additional factors that could materially affect these forward-looking statements and/or predictions include, among other things: (1) our limited operating history; (2) the risks inherent in the investigation, involvement and acquisition of a new business opportunity; (3) unforeseen costs and expenses; (4) our ability to comply with federal, state and local government regulations; and (5) other factors over which we have little or no control.

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

Background

ECO2 Plastics, Inc., (“ECO2” or the “Company”) was incorporated under the laws of the State of Delaware in 2000, and formed for purposes of acquiring certain patented technology and development of a worldwide market.   We have developed a unique and revolutionary process referred to as the ECO2TM Environmental System (the “ECO2 Environmental System”). The ECO2 Environmental System cleans post-consumer plastics, without the use of water, at a cost savings versus traditional methods (the “Process”). This Process is both patented and patent-pending and is licensed from Honeywell Federal Manufacturing & Technologies, LLC (“Honeywell”) and the Department of Energy on an exclusive basis for the patent life. Since our inception, we have invested in the development of the technology and equipment comprising the ECO2 Environmental System, which includes a Process Patent granted in 2007. This included building several scaled up versions of the Prototype ECO2 Environmental System (the “Prototype”), testing of the Prototypes, building a pilot plant, evaluating the product produced by the Prototype and real-time testing. Our first full scale production facility was constructed in Riverbank, California and was producing saleable product and ramping up as we further developed the Process.  Our goal is to build and operate plastic recycling plants in the USA that utilize the ECO2 Environmental System and to expand the ECO2 Environmental System worldwide. Our growth strategy includes organic growth, strategic acquisitions and licensing or partnership agreements.

As a result of new production technology beginning to come online in 2008, and to reduce plant operating costs and use of cash during the ramp-up period, we decided to direct most production to new technology equipment and accordingly reduced operations of prior technology production equipment.  As a result, in November 2008, we terminated approximately 85 employees and reduced our workforce to approximately 35 employees.  While we made significant progress in refining our production processes and moved closer to volume and quality goals, management and the Board concluded that we would not like achieve our goals utilizing the Riverbank facility.  We determined that the size and layout of the existing facility is no longer suitable for the efficient flow of production processes. Process improvements implemented to date have required the purchase and implementation of additional equipment.  In addition, management and the Board have determined that we should upgrade our primary plastic flake wash line in order to enable production at a higher volume and at a more competitive cost structure.  Equipment to be utilized for most efficient production will require a production footprint for which the existing plant is not suitable.

In September 2009, the Board of Directors of the Company approved a plan to relocate and upgrade production facilities to a new location in Northern California, and in connection with this plan, we closed our Riverbank facility and laid off approximately 50 employees.  During the course of the next six to nine months, we will not produce product for sale as we build our new plant.  We have been dismantling and staging equipment for relocation, and we have approximately 10 employees. We have identified a at least one site suitable for the relocated facility as well as new equipment that will be installed alongside certain existing equipment in order to complete an improved production line, however, we have not made final decisions as to the site location or equipment vendor.   Company management projects that development of the new plant will require approximately $9 million in additional cash, including some funds required to pay currently outstanding accounts payable. Company management expects that a significant portion of this amount can be financed through equipment lease and other commercial credit facilities, while the balance will need to be sourced from equity or debt investors.

The accompanying condensed financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, on the basis that contemplate our continuation as a going concern. Since inception, we have incurred recurring net losses from operations and operating activities have used cash,  we have a net working capital deficit and net capital deficiencies,, and we recently ceased production in order to relocate our plant (see Organization and business above).  The Report of Independent Registered Public Accounting Firm included in our Annual Report stated that these conditions, among others, raise substantial doubt about the our ability to continue as a going concern.  We reported a net loss of approximately $20.7 million for the nine months ended September 30, 2009 and $24.0 million for the year ended December 31, 2008, and operating activities used cash of approximately $3.2 million during the nine months ended September 30, 2009 and $9.9 million during the year ended December 31, 2008.  At September 30, 2009, we had a working capital deficit of $3.1 million and accumulated losses from inception of $121.3 million.

At September 30, 2009, we had cash and cash equivalents of approximately $168,000 and do not have sufficient cash to meet our needs for the next twelve months.  Our Board of Directors and Chief Executive Officer continue to be actively involved in discussions and negotiations with investors in order to raise additional funds to finance improvements and other equipment, and to provide adequate working capital for operations. During the three months ended June 30, 2009, we received cash of approximately $2.0 million primarily from existing investors in connection with the issuance of 8% convertible notes payable due in June 2012, convertible into shares of (to be designated) Series D Convertible Preferred Stock at $0.0017 per share.  Additionally, in connection with this fund-raising, certain terms of notes payable convertible into shares of our Series C Convertible Preferred Stock of $4.0 million due in March 2009 and $3.5 million due in December 2011, were modified such that the maturity date was changed to June 2012 and the per share conversion price was changed from $0.015 to $0.004 per share.  During the three months ended September 30, 2009, we received cash from existing investors of (i) $150,000 in connection with issuance of 8% convertible notes payable due in August 2012, convertible into shares of (to be designated) Series D Convertible Preferred Stock at $0.0017 per share and (ii) $750,000 in connection with issuance of 8% convertible notes payable due October 31, 2009, convertible into shares of Series D Convertible Preferred Stock at $0.0017 per share. In October 2009, we received cash of approximately $375,000 from existing investors in connection with issuance of 8% convertible notes payable due October 31, 2009, convertible into shares of Series D Preferred Stock at $0.0017 per share.

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

Income taxes – We account for income taxes in accordance with accounting guidance, which requires recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in our financial statements or tax returns. Under this method, deferred income taxes are recognized for the tax consequences in future years of differences between the tax bases of assets and liabilities and their financial reporting amounts at each period end based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to amounts expected to be realized. We continue to provide a full valuation allowance to reduce our net deferred tax asset to zero, inasmuch as management has not determined that realization of deferred tax assets is more likely than not.

Stock-based compensation – We account for stock-based compensation in accordance with accounting guidance, which requires recording an expense over the requisite service period for the fair value of options or warrants granted. We use the Black-Scholes option pricing model as our method of valuation for stock-based awards.  Our determination of the fair value of stock-based awards on the date of grant using an option pricing model is affected by our stock price as well as assumptions regarding a number of highly complex and subjective variables.  These variables include, but are not limited to, the expected stock price volatility over the term of the award.  Although the fair value of stock-based awards is determined in accordance with accounting guidance, the Black-Scholes option pricing model requires the input of highly subjective assumptions, and other reasonable assumptions could provide different results.

Impairment of long-lived assets – Our management evaluates the recoverability of our long-lived assets in accordance with accounting guidance, which generally requires the assessment of these assets for recoverability when events or circumstances indicate a potential impairment exists. Events and circumstances considered by management in determining whether the carrying value of long-lived assets may not be recoverable include, but are not limited to: significant changes in performance relative to expected operating results, significant changes in the use of the assets, significant negative industry or economic trends, a significant decline in our stock price for a sustained period of time, and changes in our business strategy. In determining if impairment exists, management estimates the undiscounted cash flows to be generated from the use and ultimate disposition of these assets. If impairment is indicated based on a comparison of the assets’ carrying values and the undiscounted cash flows, the impairment loss is measured as the amount by which the carrying amount of the assets exceeds the fair market value of the assets.

Accounting for Derivatives – Management evaluates our convertible debt, options, warrants or other contracts to determine if those contracts or embedded components of those contracts qualify as derivatives to be separately accounted for in accordance with accounting guidance.   The result of this accounting treatment is that under certain circumstances the fair value of the derivative is marked-to-market each balance sheet date and recorded as a liability.  In the event that the fair value is recorded as a liability, the change in fair value is recorded in the statement of operations as other income or expense.  Upon conversion or exercise of a derivative instrument, the instrument is marked to fair value at the conversion date and then that fair value is reclassified to equity. Equity instruments that are initially classified as equity that become subject to reclassification under accounting guidance are reclassified to liabilities at the fair value of the instrument on the reclassification date.

 Recent accounting pronouncements - Effective January 1, 2008, we adopted accounting guidance with respect to fair value measurements for financial assets and liabilities. Adoption did not have a material impact on our results of operations, financial position or liquidity. This guidance defines fair value, provides guidance for measuring fair value and requires certain disclosures, and does not require any new fair value measurements, but rather applies to all other accounting pronouncements that require or permit fair value measurements. This guidance does not apply measurements related to share-based payments.  The guidance discusses valuation techniques, such as the market approach (comparable market prices), the income approach (present value of future income or cash flow), and the cost approach (cost to replace the service capacity of an asset or replacement cost). The guidance utilizes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value into three broad levels. The following is a brief description of those three levels:

Level 1: Observable inputs such as quoted prices (unadjusted) in active markets for identical assets or liabilities.

Level 2: Inputs other than quoted prices that are observable, either directly or indirectly. These include quoted prices for similar assets or liabilities in active markets and quoted prices for identical or similar assets or liabilities in markets that are not active.

Level 3: Unobservable inputs in which little or no market data exists, therefore developed using estimates developed by us, which reflect those that a market participant would use.

In March 2008, the FASB issued accounting guidance which changes disclosure requirements for derivative instruments and hedging activities, and requires enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under existing accounting guidance, and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. Effective January 1, 2009, we adopted this accounting guidance.  We do not use derivative financial instruments nor engage in hedging activities, and the adoption did not have an effect on our financial position, results of operations or cash flows.

In May 2008, the FASB released accounting guidance that changes the accounting for convertible debt instruments that permit or require the issuer to pay cash upon conversion.  Under this guidance, the issuer will no longer account for the convertible debt entirely as a liability.  Instead the issuer will allocate the proceeds from the issuance of the instrument between liability and equity.  The resulting debt discount, (the difference between the principal amount of the debt and the amount allocated to the liability component), is subsequently amortized to interest expense over the instrument’s expected life using the interest method.

In June 2008, the Emerging Issues Task Force of the FASB issued accounting guidance with respect to Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity’s Own Stock, which is effective for fiscal years ending after December 15, 2008. Adoption requirements affect accounting for convertible instruments and warrants with provisions that protect holders from certain declines in the stock price (“down-round” provisions). Warrants with such provisions will no longer be recorded in equity. The guidance is to be applied to outstanding instruments as of the beginning of the fiscal year in which the guidance is applied. The cumulative effect of the change in accounting principle is recognized as an adjustment to the opening balance of accumulated deficit for the year of adoption, presented separately. The cumulative-effect adjustment is the difference between the amounts recognized in the statement of financial position before initial application of the new accounting guidance and the amounts recognized in the statement of financial position upon its initial application. The amounts recognized in the statement of stockholders’ equity as a result of the initial application are determined based on the amounts that would have been recognized if the new accounting guidance had been applied from the issuance date of the instruments. Effective January 1, 2009, we adopted this accounting guidance.  In connection with warrants issued in prior years, the financial reporting (non-cash) effect of initial adoption of this accounting requirement resulted in a cumulative effect of change in accounting principle of approximately $146,000, based on a per share price of $0.02 at December 31, 2008, which decreased additional paid-in capital by $893,000 and decreased accumulated deficit by $747,000 and recorded a fair value liability for price adjustable warrants of $146,000. The fair value liability is revalued quarterly utilizing Black-Scholes valuation model computations with the increase or decrease in fair value being reported in the statement of operations as other income (expense).
Results of Operations

Comparison of Three months ended September 30, 2009 and 2008

Revenues were approximately $1.4 million during the three months ended September 30, 2009 as compared to $2.5 million in the comparative prior year period. Revenues decreased due primarily to decreased production volumes resulting from ceasing prior technology production in November 2008, and halting production in September 2009 in connection with closure of our recycling plan.

We derive our revenues from certain major customers.  The loss of major customers could potentially create a significant financial hardship for us.  Customer A is the Purchaser as described below. During the three months ended September 30, 2009, revenues from customers, which during some interim periods exceed 10% of total revenues, are summarized as follows (dollars in thousands):

	Three months ended September 30,
	2009		2008
	Revenues	%	Revenues	%
Customer A	$859	60%	$723	31%
Customer B	-	0%	941	40%
Customer F	173	12%	44	2%

In November 2008, we entered into a supply agreement with a company (the “Purchaser”), which holds approximately $2.3 million of our convertible notes and warrants to purchase approximately 50 million shares of our common stock, and which has the right to and has designated a person to be a member of our Board of Directors.  Pursuant to terms of the Supply Agreement, among other things, if the Purchaser is in need of at least 1.5 million pounds of Products (as defined) for any calendar month during the three year term, then they shall order their requirements for 1.5 million pounds from us, and we have agreed to sell Products to them in accordance to a contractual pricing formula. The Purchaser is Customer A.

Cost of goods sold consists of the cost of raw materials processed and was approximately $1.2 million during the three months ended September 30, 2009 as compared to $1.9 million during the comparative prior year period. There was a gross profit of $248,000 during the three months ended September 30, 2009 as compared to $633,000 in the comparative prior year period.  As a percent of revenues, gross profit was 17% and 25% during the three months ended September 30, 2009 and 2008, respectively. The reduction in margin reflects primarily a reduction in market incentive program revenue from the State of California.

Plant operations and technology development expenses decreased to $1.7 million during the three months ended September 30, 2009 as compared to $2.8 million during the comparative prior year period due primarily to decreased production.  Operating expenses are comprised primarily of payroll and related, utilities, occupancy, supplies, and repairs and maintenance expenses.  Payroll and related costs decreased to $590,000 during the 2009 period as compared to $877,000 during the comparative 2008 period, and other plant expenses and supplies decreased from $1.6 million during the three months ended September 30, 2008 to $809,000 during the comparative 2009 period.

General and administrative expenses decreased to $563,000 during the three months ended September 30, 2009 as compared to $1.2 million during the comparative prior year period.  Payroll and related costs approximated $485,000, including $173,000 of non-cash stock-based compensation during the 2009 period as compared to $361,000, including $136,000 of stock-based compensation in the 2008 period.

As a result of closing the Riverbank facility, the Company recorded a loss on impairment of approximately $7.6 million.

As a result of the above described decrease in gross profit, plant operations and technology development expenses, and general and administrative expenses, loss from operations before the loss on impairment decreased to $2.0 million and increased to $9.6 million after impairment during the three months ended September 30, 2009, as compared to $3.3 million during the comparative prior year period.

We recorded interest expense of approximately $1.3 million during the three months ended September 30, 2009 as compared to $529,000 during the comparative prior year period.  Interest expense includes amortization of debt issue costs and debt discount of approximately $1.1 million during the 2009 period and $473,000 during the 2008 period.

During the three months ended September 30, 2009, we recorded other income related to the change in fair value of price adjustable warrants of approximately $611,000 as a result of the decrease in closing price of our common stock at September 30, 2009 as compared to June 30, 2009.  Additionally, it was determined that due to statute of limitations, certain pre 2004 obligations are no longer payable, and accordingly, we removed the obligations from the balance sheet and recognized other income of $354,000 during the three months ended September 30, 2009.

Our net loss increased to approximately $10.0 million for the three months ended September 30, 2009 from $3.8 million for the comparative prior year period, reflecting primarily a $1.3 million reduction in loss from operations before the loss on impairment offset by the impairment loss of $7.6 million.

Comparison of Nine months ended September 30, 2009 and 2008

Revenues were approximately $3.0 million during the nine months ended September 30, 2009 as compared to $5.4 million in the comparative prior year period. Revenues decreased due primarily to decreased production volumes resulting from ceasing prior technology production in November 2008, as well as closing the plant in September 2009.

The Company derives its revenues from certain major customers.  The loss of major customers could potentially create a significant financial hardship for the Company.  Customer A is the Purchaser as previously described. During the nine months ended September 30, 2009, revenues from customers, which during some interim periods exceed 10% of total revenues are summarized as follows (dollars in thousands):

	Nine months ended September 30,
	2009		2008
	Revenues	%	Revenues	%
Customer A	$1,809	60%	$730	14%
Customer B	-	0%	1,387	26%
Customer C	166	5%	1,030	20%
Customer D	128	4%	736	14%
Customer E	117	4%	520	10%
Customer F	346	11%	61	1%

Cost of goods sold consists of the cost of raw materials processed and was approximately $2.1 million during the nine months ended September 30, 2009 as compared to $4.9 million during the comparative prior year period. There was a gross profit of $941,000 during the nine months ended September 30, 2009 as compared to $593,000 in the comparative prior year period.  As a percent of revenues, gross profit was 31% and 11% during the nine months ended September 30, 2009 and 2008, respectively.

Plant operations and technology development expenses decreased to $5.2 million during the nine months ended September 30, 2009 as compared to $6.6 million during the comparative prior year period due primarily to decreased production.  Operating expenses are comprised primarily of payroll and related, utilities, occupancy, supplies, and repairs and maintenance expenses.  Payroll and related costs decreased to $1.5 million during the 2009 period as compared to $2.3 million during the comparative 2008 period, which was the primary reason for the decrease overall.

General and administrative expenses decreased to $1.9 million during the nine months ended September 30, 2009 as compared to $3.6 million during the comparative prior year period.  Payroll and related costs approximated $807,000, including $346,000 of non-cash stock-based compensation during the 2009 period as compared to $2.0 million, including $861,000 of stock-based compensation in the 2008 period.

As a result of closing the Riverbank facility, the Company recorded a loss on impairment of approximately $7.6 million during 2009.

As a result of the above described increase in gross profit, decrease in plant operations and technology development expenses, and decrease in general and administrative expenses, loss from operations decreased to $6.1 million before the loss on impairment and increased to $13.7 million after the impairment loss during the nine months ended September 30, 2009, from $9.6 million during the comparative prior year period.

We recorded interest expense of approximately $5.0 million during the nine months ended September 30, 2009 as compared to $6.1 million during the comparative prior year period.  Interest expense includes amortization of debt issue costs and debt discount of approximately $3.8 million during the 2009 period and $5.5 million during the 2008 period and for the 2009 period includes $666,000 of non-cash expense relating to adjustments in warrant prices and number of warrants for price adjustable warrants.  The decrease in interest expense for 2009 as compared to 2008 was primarily due to the recognition of approximately $2.2 million of unamortized debt discount on convertible notes payable with beneficial conversion feature discount as interest expense upon conversion in 2008.

In connection with modification of terms of our Series C convertible notes payable, we recorded a loss on modification of debt of approximately $3.0 million in 2009.

During the nine months ended September 30, 2009, we recorded other income related to the change in fair value of price adjustable warrants of approximately $608,000, primarily as a result of the decrease in closing price of our common stock at September 30, 2009 as compared to June 30, 2009.  Additionally, it was determined that due to statute of limitations, certain pre 2004 obligations are no longer payable, and accordingly, we removed the obligations from the balance sheet and recognized other income of $354,000 during the nine months ended September 30, 2009.

Our net loss increased to approximately $20.7 million for the nine months ended September 30, 2009 from $19.1 million for the comparative prior year period, for reasons as described above.

The beneficial conversion feature related to Series A and Series B-1 convertible preferred stock of approximately $9.0 million is added to the net loss of $19.1 million for the nine months ended September 30, 2008, which resulted in a net loss attributable to holders of common stock of $28.1 million.

Inflation

Although our operations are influenced by general economic conditions, we do not believe that inflation had a material effect on our results of operations.

Liquidity and Capital Resources

Sources of Cash

Historically, our cash needs have been met primarily through proceeds from private placements of our equity securities and debt instruments including debt instruments convertible into our equity securities. During 2009, we received approximately $2.9 million from issuances of convertible notes payable, primarily from existing investors.  Our Board of Directors and Chief Executive Officer continue to be actively involved in discussions and negotiations with investors in order to raise additional funds to finance new equipment, and to provide adequate working capital for operations with a near-term goal of generating positive cash flow from operations.

Cash Provided (Used) by Operating, Investing and Financing Activities

During the nine months ended September 30, 2009 cash used by operating activities decreased to approximately $3.2 million from $7.5 million during the comparative prior year period, due primarily to the scale-back and subsequent closure of recycling operations.

During the nine months ended September 30, 2009, cash used by investing activities decreased to $910,000 relating to capital expenditures on the recycling plant as compared to $2.4 million during the comparative prior year period.

During the nine months ended September 30, 2009, cash provided by financing activities was approximately $2.7 million as compared to $10.9 million during the comparative prior year period.

Liquidity

At September 30, 2009, we have cash and cash equivalents of approximately $168,000 and do not have sufficient cash to meet our needs for the next twelve months.

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

Off-Balance Sheet Arrangements

At September 30, 2009, we did not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

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

Our exposure to market risk for changes in interest rates relates primarily to our cash and cash equivalents and short and long-term obligations, all of which have fixed interest rates. Thus, fluctuations in interest rates would not have a material impact on the fair value of these securities.  Based on our cash and cash equivalents balances at September 30, 2009, a 100 basis point increase or decrease in interest rates would result in an immaterial increase or decrease in interest income on an annual basis.

Cash and cash equivalents are maintained at financial institutions and, at times, balances may exceed federally insured limits.  We have never experienced any losses related to these balances.  At September 30, 2009, there were no amounts on deposit in excess of federally insured limits.

Item 4T. Controls and Procedures

(a) Disclosure Controls and Procedures. As of the end of the period covered by this Quarterly Report on Form 10-Q, we carried out an evaluation, under the supervision and with the participation of our senior management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective for gathering, analyzing and disclosing the information that we are required to disclose in reports filed under the Securities Exchange Act of 1934, as amended.

(b) Internal Control Over Financial Reporting. There have been no changes in our internal controls over financial reporting or in other factors during the fiscal quarter ended September 30, 2009, that materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II - OTHER INFORMATION

Item 1A.  Risk Factors

Risks Related to Our Business

Our production process has not yet, and may not achieve expected production volumes or production costs.

ECO2’s proprietary patented and patent-pending process has yet to achieve expected production volumes, and there are no assurances that these volumes will be attained.  Moreover, we have not been able to produce output in volume at a cost low enough to be profitable under current market conditions.  We are working to overcome the technical obstacles posed by our unique technology, to improve production processes and lower production costs.  We have identified additional equipment that may help achieve operational goals and continues to evaluate additional technologies.  The operational enhancements currently in process may not deliver desired results, and we may never be able to improve operations to the point where we can operate profitably on a sustained basis. Actual results may differ materially from those predicted and changes in the circumstances on which we base our predictions could materially affect our actual results. In September 2009, we closed our existing plant in Riverbank and have not yet received commitments for future financing required to relocate and upgrade equipment in a new plant.

We have had losses since our inception. We expect losses to continue in the near future and there is a risk we may never become profitable.

We have incurred losses and experienced negative operating cash flows since inception. While we cannot guarantee future results, levels of activity, performance or achievements, we expect our revenues to increase in the coming quarters once our production facilities are relocated to a new site and upgraded.  The financing required to relocate and upgrade equipment in a new plant has not yet been committed.  Actual results may differ materially from those predicted and changes in the circumstances upon which we base our predictions could materially affect our actual results.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

During the period covered by this Form 10-Q, we sold the following securities which were not registered under the Securities Act of 1933 (the “Act”):

Convertible Notes Payable – In September 2009, we received $750,000 cash from existing investors pursuant to 8% promissory notes payable due October 31, 2009, which are convertible into shares of Series D Preferred Stock at a price of $0.0017 per share.

Item 6.   Exhibits

[See Exhibit Index below after signatures]

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

ECO2 PLASTICS, INC.

s/s Rodney S. Rougelot_________
Rodney S. Rougelot
Director, Chief Executive Officer

s/s Raymond M. Salomon______
Raymond M. Salomon
Chief Financial Officer

DATE

November 5, 2009

EXHIBIT INDEX

Exhibit No.	Description

10.1	First Amendment to Form of Promissory Note	Attached

10.2	First Amendment to Form of Promissory Note Dated 9/8/09	Attached

31.1	Certification of CEO pursuant to Section 302 of the
	Sarbanes-Oxley Act	Attached

31.2	Certification of CFO pursuant to Section 302 of the
	Sarbanes-Oxley Act	Attached

32.1	Certification of CEO pursuant to Section 906 of the
	Sarbanes-Oxley Act	Attached

32.2	Certification of CFO pursuant to Section 906 of the
	Sarbanes-Oxley Act	Attached